Form 10-Q
period 2003-06-30
ICON INCOME FUND TEN LLC
filed 2003-08-14
CIK 1220606

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q



[x   ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the quarterly period ended              June 30, 2003
                              --------------------------------------------------

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

Commission File Number                     333-103503
                      ----------------------------------------------------------

                               ICON Income Fund Ten, LLC
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


         Delaware                                       35-2193184
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


 100 Fifth Avenue, 10th floor, New York, New York              10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                             (212) 418-4700
--------------------------------------------------------------------------------
           Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [x] No

PART I - Financial Information
------------------------------

Item 1 - Financial Statements


                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                          (A Development Stage Company)

                                  Balance Sheet


   Assets

Cash and cash equivalents                  $        1,000
                                           ==============


   Liabilities and Members Equity

Commitments and Contingencies

Members equity
   Manager                                 $        1,000
   Additional members                            -
                                           --------------

                                           $        1,000
                                           ==============





























See accompanying notes to balance sheet.

                             ICON Income Fund Ten, LLC
                      (A Delaware Limited Liability Company)
                           (A Development Stage Company)

                               Notes to Balance Sheet

                                   June 30, 2003
                                    (unaudited)


(1)   The Limited Liability Company

     ICON Income Fund Ten, LLC (the "LLC") was formed on January 2, 2003 as a Delaware Limited Liability Company. The Company is currently in its development stage. The initial capitalization of the LLC was $1,000. The LLC will continue until December 31, 2023, unless terminated sooner. The LLC is offering shares on a "best efforts" basis with the intention of raising up to $150,000,000 of capital. As of June 30, 2003 the LLC had received subscriptions for $831,566 representing 831.566 shares. Subscription funds will be held in escrow until $5,000,000 has been received, at which time subscribers will be admitted to the LLC as members.

     With the proceeds from shares sold, the LLC intends to invest in equipment subject to leases and in residual ownership rights in leased equipment and establish a cash reserve. The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager will acquire the assets and manage the business of the LLC.

     Until commencement of operations, the Manager will pay, on behalf of the LLC, sales commissions to seller dealers, as outlined in the LLC's operating agreement. The LLC will also make payments to the Manager and its affiliates, as well as pay other fees, upon commencement of operations, all set forth in the operating agreement.

(2)   Capital Contribution

     The  Manager has made an initial capital contribution of $1,000 to the LLC.

(3)   Commitment and Contingencies

     The LLC will not  apply  for  ruling  from the  Internal  Revenue  Service;
however in the opinion of tax counsel the LLC will be classified as a partnership for U.S. Federal income tax purposes and not as an association taxable as a corporation. In the absence of a ruling, there cannot be any assurance that the LLC will not be classified by the Internal Revenue Service as an association taxable as a corporation.

                            ICON Income Fund Ten, LLC
                       (A Delaware Limited Liability Company)
                          (A Development Stage Company)

                                  June 30, 2003

Item 2.   Manager's Discussion and Analysis or Plan of Operation

Results of Operations for the Period Ended June 30, 2003

     The LLC is currently in its offering period, and as of June 30, 2003, had not admitted any members, nor commenced its operations, both of which will occur once $5,000,000 in shares are sold.

Liquidity and Capital Resources

     The Manager is confident, based upon its prior history of syndicating equipment leasing businesses, that the LLC will continue to sell shares and expects to admit subscribers as members during the third quarter of 2003. As of July 31, 2003, the LLC had received subscriptions for $3,078,540 worth of shares. Once $5,000,000 of subscriptions are received, the LLC will admit subscribers and commence its operation (utilizing the funds raised to invest in equipment subject to lease and in residual ownership rights in leased equipment and establish a cash reserve).

     Until commencement of operations, the Manager will pay, on behalf of the LLC, sales commissions to seller dealers, as outlined in the LLC's operating agreement. The LLC will also make payments to the Manager and its affiliates, as well as pay other fees, upon commencement of operations, all set forth in the operating agreement.

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

Inapplicable at this time

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of the Manager, have evaluated the disclosure controls and procedures of the LLC as of the quarter ended June 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the LLC that are designed to ensure that information required to be disclosed by the LLC in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of the Manager and the finance and accounting staff of ICON Holdings Corp., the parent of the Manager. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the LLC's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the LLC in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the LLC's internal controls or in other factors that could significantly affect the LLC's internal controls subsequent to the evaluation described above conducted by LCC's principal executive and financial officers.

                            ICON Income Fund Ten, LLC
                      (A Delaware Limited Liability Company)
                           (A Development Stage Company)


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

     The LLC is not a party to any litigation (either as a plaintiff or defendent) and is not aware of any pending or threatened litigation against it.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     99.1 Certification of Chairman and Chief Executive Officer.

     99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     99.3 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            ICON Income Fund Ten, LLC
                      (A Delaware Limited Liability Company)
                            (A Development Stage Company)


                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ICON Income Fund Ten, LLC
                                  File No. 333-103503 (Registrant)
                                  By its Manager,
                                  ICON Capital Corp.



       August 13, 2003            /s/ Thomas W. Martin
    ----------------------        ------------------------------------
           Date                   Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)
                                  ICON Capital Corp.
                                  Manager of ICON Income Fund Ten, LLC

                            Certifications - 10-Q


EXHIBIT 99.1

I, Beaufort J.B. Clarke, certify that:

1.   I have reviewed this quarterly report of ICON Income Fund Ten, LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the LLC as of, and for, the periods presented in this report;

4. The LLC's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the LLC and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the LLC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the LLC's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the LLC's internal control over financial reporting that occurred during the LLC's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the LLC's internal control over financial reporting; and

5. The LLC's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the LLC's auditors and the audit committee of the LLC's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the LLC's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the LLC's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

                            Certifications - 10-Q


EXHIBIT 99.2

I, Thomas W. Martin, certify that:

1.   I have reviewed this quarterly report of ICON Income Fund Ten, LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the LLC as of, and for, the periods presented in this report;

4. The LLC's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the LLC and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the LLC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the LLC's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the LLC's internal control over financial reporting that occurred during the LLC's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the LLC's internal control over financial reporting; and

5. The LLC's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the LLC's auditors and the audit committee of the LLC's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the LLC's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the LLC's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

                            ICON Income Fund Ten, LLC
                      (A Delaware Limited Liability Company)
                           (A Development Stage Company)

                                   June 30, 2003

EXHIBIT 99.3

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Ten, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Ten, LLC.

Dated:  August 13, 2003


                                    /s/ Beaufort J.B. Clarke
                                    ------------------------------------
                                    Beaufort J.B. Clarke
                                    Chairman and Chief Executive Officer
                                    ICON Capital Corp.
                                    Manager of ICON Income Fund Ten, LLC

                            ICON Income Fund Ten, LLC
                      (A Delaware Limited Liability Company)
                          (A Development Stage Company)

                                  June 30, 2003


EXHIBIT 99.4

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Ten, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Ten, LLC.

Dated:  August 13, 2003

                                  /s/ Thomas W. Martin
                                  --------------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)
                                  ICON Capital Corp.
                                  Manager of ICON Income Fund Ten, LLC