Form 10-Q
period 2003-09-30
ICON INCOME FUND TEN LLC
filed 2003-11-14
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 2003
                              --------------------------------------------------

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


                                 (212) 418-4700
               Registrant's telephone number, including area code



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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                             Condensed Balance Sheet

                               September 30, 2003

                                   (unaudited)


   Assets
   ------

Cash and cash equivalents                                         $ 4,232,310
                                                                  -----------

Investment in operating leases
   Equipment at cost                                                2,880,000
   Accumulated depreciation                                           (54,855)
                                                                  -----------

                                                                    2,825,145
                                                                  -----------

Equipment held for sale or lease, net                                 706,330
                                                                  -----------

Total assets                                                      $ 7,763,785
                                                                  ===========

   Liabilities and Members' Equity
   -------------------------------

Security Deposits                                                 $   150,000
Due to Manager                                                        174,929
                                                                  -----------

   Total liabilities                                                  324,929
                                                                  -----------

Commitments and Contingencies

Members' equity
   Manager                                                                514
   Additional members (9,358.099 shares outstanding, $1,000
     per share original issue price)                                7,438,342
                                                                  -----------

   Total members' equity                                            7,438,856
                                                                  -----------

Total liabilities and members' equity                             $ 7,763,785
                                                                  ===========






See accompanying notes to condensed financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                        Condensed Statement of Operations

 Period from August 22, 2003 (Commencement of Operations) to September 30, 2003

                                   (unaudited)



Revenues
   Rental income                                                  $    91,930
   Interest income                                                      2,856
                                                                  -----------

   Total revenues                                                      94,786
                                                                  -----------

Expenses
   Depreciation expense                                                68,525
   General and administrative                                          30,647
                                                                  -----------

   Total expenses                                                      99,172
                                                                  -----------

Net loss                                                          $    (4,386)
                                                                  ===========

Net loss allocable to:
   Managing member                                                $       (44)
   Additional members                                                  (4,342)
                                                                  -----------

                                                                  $    (4,386)
                                                                  ===========

Weighted average number of additional member
   shares outstanding                                                   7,259
                                                                  ===========

Net loss per weighted average additional
   member shares                                                  $     (0.60)
                                                                  ===========



















See accompanying notes to condensed financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                Condensed Statement of Changes in Members' Equity

 Period from August 22, 2003 (Commencement of Operations) to September 30, 2003

                                   (unaudited)




                                 Additional Members Distributions
                                 -------------------------------

                                      Return of    Investment         Additional      Managing
                                       Capital       Income             Members        Member           Total
                                       -------       ------             -------        ------           -----
                                (Per weighted average share)

Balance at August 22, 2003                                         $       -        $      1,000  $        1,000

Proceeds from issuance of additional
  members shares (9,358.099 shares)                                      9,358,099           -         9,358,099

Formation, sales and offering expenses                                  (1,871,620)          -        (1,871,620)

Cash distributions to members         $  6.03       $    -                 (43,795)         (442)        (44,237)

Net loss                                                                    (4,342)          (44)         (4,386)
                                                                   ---------------  ------------  --------------

Balance at
   September 30, 2003                                              $     7,438,342  $        514  $    7,438,856
                                                                   ===============  ============  ==============



























See accompanying notes to condensed financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                        Condensed Statement of Cash Flow

 Period from August 22, 2003 (Commencement of Operations) to September 30, 2003

                                   (unaudited)



Cash flows from operating activities:
   Net loss                                                              $    (4,386)
                                                                         -----------
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Depreciation                                                          68,525
        Changes in operating asset and liabilities, net                      174,929
                                                                         -----------

         Total adjustments                                                   243,454
                                                                         -----------

   Net cash provided by operating activities                                 239,068
                                                                         -----------

Cash flows from investing activities:
   Investment in operating leases,
     net of security deposits assumed                                     (2,730,000)
   Investment in equipment held
     for sale or lease                                                      (720,000)
                                                                         -----------

   Net cash used in investing activities                                  (3,450,000)
                                                                         -----------

Cash flows from financing activities:
   Issuance of additional membership shares, net
     of offering expenses                                                  7,486,479
   Cash distributions to members                                             (44,237)
                                                                         -----------

   Net cash provided by financing activities                               7,442,242
                                                                         -----------

Net increase in cash and cash equivalents                                  4,231,310
                                                                         -----------

Cash and cash equivalents at beginning of period                               1,000
                                                                         -----------

Cash and cash equivalents at end of period                               $ 4,232,310
                                                                         ===========













See accompanying notes to condensed financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                     Notes to Condensed Financial Statements

                               September 30, 2003
                                   (unaudited)

1.   Basis of Presentation

     The condensed financial statements of ICON Income Fund Ten, LLC (the "LLC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year.

2.   Organization

     The LLC was formed on January 2, 2003 as a Delaware Limited Liability Company. The initial capitalization of the LLC was $1,000 by the Managing Member. The LLC will continue until December 31, 2023, unless terminated sooner. The LLC is offering membership interests on a "best efforts" basis with the intention of raising up to $150,000,000 of capital. The LLC had its initial closing on August 22, 2003 when it admitted 5,065.736 additional members, representing $5,065,736 in capital contributions. As of September 30, 2003 the LLC had admitted a further 4,292.363 additional members, representing $4,292,363 in capital contributions, bringing the total capital contributions and additional member shares to $9,358,099 and 9,358.099, respectively.

     With the proceeds from membership interests sold, the LLC intends to invest in equipment subject to leases and in residual ownership rights in leased equipment and establish a cash reserve as described more fully in the LLC's prospectus. The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager will acquire the assets and manage the business of the LLC.

3.  Significant Accounting Policies

     The policies discussed below are considered by the Managing Member to be critical to an understanding of the LLC's financial statements because their application places the most significant demands on the Managing Member's judgments, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the Managing Member cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Basis of Accounting and Presentation - The LLC's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts, estimated useful lives of equipment, equipment valuation and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its condensed financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Cash and cash equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less. The LLC's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

               Notes to Condensed Financial Statements - Continued

     Leases and Revenue Recognition - The LLC accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the LLC records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight line method over the lease terms. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms.

     Impairment of Estimated Residual Values - The LLC's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the LLC's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the LLC's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual until the non-recourse note obligation is repaid in full.

     The LLC measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the LLC from re-lease or sale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Allowance for Doubtful Accounts - The LLC records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The LLC's write-off policy is based on an analysis of the aging of the LLC's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Weighted Average Number of Additional Shares Outstanding - The weighted average number of additional member shares outstanding is calculated as of the operations commencement date, August 22, 2003.

4.   Investment in Operating Lease and Equipment Held for Sale or Lease

     During the quarter ended September 30, 2003, the LLC purchased equipment subject to leases for $3,600,000 in cash. The equipment consists of Boeing 767 aircraft rotables and accessories, of which 80% is on lease to Flugfelagid Atlanta hf, d/b/a Air Atlanta Icelandic ("Air Atlanta") with an expiration date of November 30, 2004. The remaining 20% was until recently on lease with Air Atlanta and is as of the end of the Quarter being held for sale or lease at a net book value of $706,330.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

               Notes to Condensed Financial Statements - Continued

5.  Related Party Transactions

     Fees and expenses paid or accrued by the LLC to the Manager or its affiliates were as follows for the period ended September 30, 2003:



Formation fees                         $    608,276    Charged to members equity
Offering expenses                           327,533    Charged to members equity
Underwriting commissions                    187,162    Charged to members equity
                                       ------------

Total                                  $  1,122,971
                                       ============

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2003

      Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations for the Period from August 22, 2003 (Commencement of
                       Operations) to September 30, 2003

     The LLC commenced operations on August 22, 2003 with the admission of 5,065.736 additional members.

     The LLC purchased equipment subject to leases for $3,600,000 in cash. The equipment consists of Boeing 767 aircraft rotables and accessories, of which 80% is on lease to Flugfelagid Atlanta hf, d/b/a Air Atlanta Icelandic ("Air Atlanta") with an expiration date of November 30, 2004. The remaining 20% was until recently on lease with Air Atlanta and is as of the end of the Quarter being held for sale or lease at a net book value of $706,330.

     Revenues for the period ended September 30, 2003 were $94,786 comprised of rental income of $91,930 and interest income of $2,856. Expenses for the period ended September 30, 2003 were $99,172 comprised of depreciation expense of $68,525 and general and administrative expenses of $30,647.

     Net loss for the period ended September 30, 2003 was $4,386. The net loss per weighted average additional members shares was $0.60. The revenue and expenses for the period were consistent with the LLC's level of activity based upon the transactions completed.

Liquidity and Capital Resources

     Management anticipates that the LLC will continue to sell membership interests and expects to admit additional members by year end. The LLC had its first admission of additional members on August 22, 2003 and through September 30, 2003, had admitted additional members representing 9,358.099 shares totaling gross proceeds of $9,358,099, from which $1,871,620 was used for formation, sales and offering expenses.

     The LLC purchased equipment subject to leases for $3,600,000 in cash. The equipment consists of Boeing 767 aircraft rotables and accessories, of which 80% is on lease to Flugfelagid Atlanta hf, d/b/a Air Atlanta Icelandic ("Air Atlanta") with an expiration date of November 30, 2004. The remaining 20% was until recently on lease with Air Atlanta and is as of the end of the Quarter being held for sale or lease at a net book value of $706,330.

     As of September 30, 2003, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from the continued offering, operations or borrowings, the LLC will continue to invest in transactions, while retaining sufficient cash to meet its reserve requirements and recurring obligations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The LLC is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the LLC. Except as described below, the LLC believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The LLC manages its interest rate risk by obtaining fixed rate debt either directly or through its joint ventures. The fixed rate debt service obligations are matched with fixed rate lease receivable streams generated by the leases.

     The LLC manages its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds received through re-lease or sale of equipment.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2003

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the Manager of the LLC, have evaluated the disclosure controls and procedures of the LLC as of the quarter ended September 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the LLC that are designed to ensure that information required to be disclosed by the LLC in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC.

     Based upon their evaluation, Messrs. Clarke and Martin have concluded that the LLC's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the LLC in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the LLC's internal controls or in other factors that could significantly affect the LLC's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings

     The LLC, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the LLC. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the LLC.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     32.1 Certification of Chairman and Chief Executive Officer.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     33.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     33.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                     ICON Income Fund Ten, LLC
                                     File No. 333-103503 (Registrant)
                                     By its Manager,
                                     ICON Capital Corp.



       November 14, 2003            /s/ Thomas W. Martin
       -----------------            ------------------------------------
           Date                     Thomas W. Martin
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)
                                    ICON Capital Corp.
                                    Manager of ICON Income Fund Ten, LLC

                              Certifications - 10-Q
                              ---------------------

EXHIBIT 32.1

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

Dated:  November 14, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

                              Certifications - 10-Q
                              ---------------------

EXHIBIT 32.2

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

Dated:  November 14, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2003

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Ten, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Ten, LLC.

Dated:  November 14, 2003



                     /s/ Beaufort J.B. Clarke
                     ------------------------------------------------------
                     Beaufort J.B. Clarke
                     Chairman and Chief Executive Officer
                     ICON Capital Corp.
                     Manager of ICON Income Fund Ten, LLC

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2003


EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Ten, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Ten, LLC.

Dated:  November 14, 2003



                  /s/ Thomas W. Martin
                  -------------------------------------------------------
                  Thomas W. Martin
                  Executive Vice President
                  (Principal Financial and Accounting Officer)
                  ICON Capital Corp.
                  Manager of ICON Income Fund Ten, LLC