Form 10-K
period 2003-12-31
ICON INCOME FUND TEN LLC
filed 2004-03-30
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                   December 31, 2003
                         -------------------------------------------------------

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                               333-103503
                      ----------------------------------------------------------

                            ICON Income Fund Ten, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                   35-2193184
--------------------------------------------------------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification Number)

             100 Fifth Avenue, 10th floor, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (212) 418-4700

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for shares in the registrant.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

                                TABLE OF CONTENTS

Item                                                                   Page
----                                                                   ----

PART I

1.   Business                                                             3

2.   Properties                                                           4

3.   Legal Proceedings                                                    4

4.   Submission of Matters to a Vote of Security Holders                  4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                              4

6.   Selected Financial Data                                              5

7.   Manager's Discussion and Analysis of Financial
     Condition and Results of Operations                               6-10

7A.  Qualitative and Quantitative Disclosures About Market Risk          11

8.   Financial Statements                                             12-24

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                 25

9A.  Controls and Procedures                                             25

PART III

10.  Directors and Executive Officers of the Registrant's
     Manager                                                          25-26

11.  Executive Compensation                                              26

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                      27

13.  Certain Relationships and Related Transactions                      27

14.  Principal Accounting Fees and Services                              27

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  27-28

SIGNATURES                                                               29

Certifications                                                           30-33

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003


PART I

Item 1.  Business
         --------

General Development of Business

     ICON Income Fund Ten, LLC (the "LLC") was formed on January 2, 2003 as a Delaware Limited Liability Company. The initial capitalization of the LLC was $1,000 by the Managing Member ("ICON Capital Corp."). The LLC is offering membership interests up to $150,000,000 on a "best efforts" basis pursuant to a Registration Statement, which was declared effective by the SEC on June 2, 2003. The LLC had its initial closing on August 22, 2003 when it admitted 5,065.736 additional members, representing $5,065,736 in capital contributions. As of December 31, 2003 the LLC had admitted a further 18,718.594 additional members, representing $18,718,594 in capital contributions, bringing the total capital contributions and additional member shares to $23,784,330 and 23,784.330, respectively. The LLC will continue until December 31, 2023, unless terminated sooner.

     The Manager, ICON Capital Corp., is a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of a management agreement with the LLC.

Segment Information

     The LLC has only one operating segment: the business of acquiring equipment subject to leases with companies that the LLC believes to be creditworthy, and making related investments.

Narrative Description of Business

     The LLC is an equipment leasing income fund. The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC intends to: (i) acquire a diversified portfolio of low obsolescence equipment having long lives and high residual values; (ii) make monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the reinvestment period, which period will end no later than the eighth anniversary after the final closing date; (iii) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) sell the LLC's investments and distribute the cash from sales of such investments to its members after the end of the reinvestment period.

     The LLC has no direct employees. Except as expressly limited by the Operating Agreement, the Manager has full and exclusive discretion in the management and control of the LLC.

Lease Transactions

     The LLC purchased equipment subject to leases for $3,600,000. The equipment consists of Boeing 767 aircraft rotables and accessories, of which 80% is on lease to Flugfelagid Atlanta hf, d/b/a Air Atlanta Icelandic ("Air Atlanta"). The lease expires on November 30, 2004. The remaining 20% was on lease with Air Atlanta , but is, at the end of the year, being held for sale or lease with a net book value of $665,321.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003


Item 2.  Properties
         ----------

     The LLC neither owns nor leases office space or any other real property in its business at the present time.

Item 3.  Legal Proceedings
         -----------------

     The LLC, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the LLC. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the LLC.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter 2003.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     The LLC's shares are not publicly traded nor is there currently a market for the LLC's shares. It is unlikely that any such market will develop.

                                   Number of Equity Security Holders
  Title of Class                          as of February 29, 2004
  --------------                          -----------------------

  Manager (as a member)                              1
  Additional members                             1,126


     For 2003, the LLC made distributions to the additional members totaling $273,126. For the three months ended March 30 2004, the LLC has made distributions of $559,396 to the additional members.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Item 6.  Selected Financial Data
         -----------------------


                                                              For the Period from August 22, 2003
                                                                    (commencement of operations)
                                                                       to December 31, 2003(1)

Total revenues                                                            $  370,684
                                                                          ==========

Net loss                                                                  $ (133,271)
                                                                          ==========

Net loss allocable to additional members                                  $ (131,938)
                                                                          ==========

Net loss allocable to managing member                                     $   (1,333)
                                                                          ==========

Weighted average number of additional member shares outstanding               13,050
                                                                          ==========

Net loss per weighted average additional member share                     $   (10.11)
                                                                          ==========

Distributions to additional members                                       $  273,126
                                                                          ==========

Distributions per unit based on weighted average units outstanding        $    20.93
                                                                          ==========

Distributions to managing member                                          $    2,759
                                                                          ==========


                                               December 31,2003
                                               ----------------

Total assets                                    $   20,651,972
                                                ==============

Members' equity                                 $   20,165,289
                                                ==============




     (1) Since the LLC was formed on January 2, 2003, and commenced operations on August 22, 2003, the initial closing date, the results of operations for the period ended December 31, 2003 do not reflect a full twelve months of activity.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

     Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the LLC believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     Overview - The results of operations reflect the risk factors outlined in the LLC's prospectus. Such risk factors include, but are not limited to, the decline in the value of the LLC's equipment, no guarantee of profitability, the potential of lessee default, and economic factors such as prevailing interest rates. These risk factors affect the LLC's ability to realize income, in that they increase the LLC's expenses by way of additional depreciation, impairment loss, and provision for bad debt. In addition, depending on the size of the portfolio and the amount of equipment purchased by the LLC during the Reinvestment Period, the risk factors outlined above could negatively impact the cash flow.

     During the period ended December 31, 2003, our attention was primarily focused on identifying investments which met our investment criteria in order to seize acquisition opportunities.

     Management anticipates that substantially all revenues will be generated from the rentals derived from the equipment on lease, re-financing of existing transactions, and proceeds from the sale of equipment. Our most significant challenges and risks in the future include our ability to continue to identify leases of business-essential equipment on lease to creditworthy lessees.

     The U.S. economy appears to be recovering and the leasing industry's outlook for 2004 is encouraging. Many experts foresee an increase in capital spending by corporations through 2007 which should increase the pool of available secondary market leases, and to that end, the LLC is seeing more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. However, as economic growth may continue and interest rates may begin to rise over time, more lessees are expected to return to the marketplace.

     The LLC - The LLC was formed on January 2, 2003 as a Delaware Limited Liability Company. The initial capitalization of the LLC was $1,000 by the Managing Member. The LLC is offering membership interests on a "best efforts" basis with the intention of raising up to $150,000,000 of capital. The LLC had its initial closing on August 22, 2003 when it admitted 5,065.736 additional members, representing $5,065,736 in capital contributions. As of December 31, 2003 the LLC had admitted a further 18,718.594 additional members, representing $18,718,594 in capital contributions, bringing the total capital contributions and additional member shares to $23,784,330 and 23,784.330, respectively. The LLC will continue until December 31, 2023, unless terminated sooner.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

     Results of Operations for the Period From August 22, 2003 (Commencement of Operations) to December 31, 2003

     The LLC commenced operations on August 22, 2003 with the admission of members who, in the aggregate, subscribed for 5,065.736 shares. For the year ended December 31, 2003 the LLC made cash distributions to members totaling $275,885.

     The LLC purchased equipment subject to leases for $3,600,000. The equipment consists of Boeing 767 aircraft rotables and accessories, of which 80% is on lease to Flugfelagid Atlanta hf, d/b/a Air Atlanta Icelandic ("Air Atlanta"). The lease expires on November 30, 2004. The remaining 20% was on lease with Air Atlanta, but is, as of the end of the year, being held for sale or lease with a net book value of $665,321.

     Revenues for the period ended December 31, 2003 were $370,684 comprised of rental income of $367,828 and interest income of $2,856. Expenses for the period ended December 31, 2003 were $503,955 comprised of depreciation and amortization expense of $402,088, general and administrative expenses of $76,119, management fees - Manager of $18,391 and administrative expense reimbursements - Manager of $7,357.

     Net loss for the period ended December 31, 2003 was $133,271. The net loss per weighted average share was $10.11. The revenue and expenses for the period were consistent with the LLC's level of activity based upon the transactions completed. Although we have closed only one acquisition to date for the LLC (described above), the LLC is presently negotiating to acquire several lease transactions. Also, since inception the LLC signed conditional agreements to acquire other equipment, but our due diligence about the lessee's financial conditions, or its operating plans for the business line in which the leased equipment would be utilized, caused us not to complete the acquisitions. Due to the size of the LLC's equipment portfolio during 2003, all distributions to members in 2003 constituted a return of capital.

Liquidity and Capital Resources

     Management anticipates that the LLC will continue to sell shares and admit members. The LLC had its first admission of members on August 22, 2003 and, through December 31, 2003, had admitted a total of 794 members. Those members purchased 23,784.330 shares, resulting in gross offering proceeds of $23,784,330, from which $4,756,866 was used to pay formation, sales and offering expenses.

     The LLC's cash flow from operating activities may be less than the LLC's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the LLC may be required to sell assets prior to maturity or borrow against future cash flows.

     The LLC purchased equipment subject to leases for $3,600,000. The equipment consists of Boeing 767 aircraft rotables and accessories, of which 80% is on lease to Air Atlanta Icelandic. The lease expires on November 30, 2004. The remaining 20% was on lease with Air Atlanta Icelandic, but is, at the end of the year, being held for sale or lease with a net book value of $665,321.

     In the fourth quarter of 2003, we increased the target rate of distributions to members from an annual rate of 7.5% to an annual rate of 8.6% of their initial investment, in light of changes in the interest rate environment. Distributions at that rate or any other rate are not guaranteed.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Cash Flow
---------

     The LLC's main source of cash flow was from financing activities, through the issuance of additional members shares. The LLC is expecting to continue raising capital within the next two years.

     The LLC's outflow of cash was the utilization of such cash by investing activities, from acquisitions of equipment subject to lease. The LLC is expected to continue acquiring equipment subject to lease, and also make other types of related investments.

     As of December 31, 2003, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from raising capital, operations and additional borrowings, the LLC will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

Significant Accounting Policies

     The policies discussed below are considered by the Manager to be critical to an understanding of the LLC's financial statements because their application places the most significant demands on the Manager's judgments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the Managing Member cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant management estimates primarily include the allowance for doubtful accounts and estimated unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The LLC accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest method.

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

     For operating leases, equipment is recorded at cost and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the LLC's impairment policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Equipment held for sale or lease - Off-lease equipment that is held for sale or lease is carried at cost, less accumulated depreciation, subject to the LLC's impairment review policy.

     Credit Risk - Financial instruments that potentially subject the LLC to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The LLC places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the LLC.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003


     The LLC records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The LLC's write-off policy is based on an analysis of the aging of the LLC's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written-off when the analysis indicates that the probability of collection of the account is remote.

     Impairment - Residual values of the LLC's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the LLC's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the LLC's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

     Weighted Average Number of Additional Shares Outstanding - The weighted average number of additional member shares outstanding is calculated as of the operations commencement date, August 22, 2003.

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the LLC's financial position or results of operations. However, the LLC might be affected in the future depending on the type of investments made.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this Standard did not have a material effect on the LLC's financial position or results of operations. However, the LLC might be affected in the future depending on the type of investments made. However, the LLC might be affected in the future depending on the type of investments made.

                           ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

     In January 2003, the FASB issued FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company's consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity's expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretation. However, the Revised Interpretation must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretation. There has been no material impact to the LLC's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The LLC does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the LLC's financial position or results of operations.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk
          ----------------------------------------------------------

     The LLC is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the LLC. Except as discussed below, the LLC believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The LLC manages its interest rate risk by obtaining fixed rate debt either directly or through its joint ventures. The fixed rate debt service obligations are matched with fixed rate lease receivable streams generated by the leases.

     The LLC manages its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds through re-lease or sale of equipment.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Item 8.  Financial Statements
         --------------------

                          Index to Financial Statements

                                                              Page Number
                                                              -----------

Independent Auditor's Report                                           14

Balance Sheet as of  December 31, 2003                                 15

Statement of Operations for the Period
from August 22, 2003 (commencement of operations)
 to December 31, 2003                                                  16

Statement of Changes in Members' Equity
 for the Period from August 22, 2003
(commencement of operations) to December 31, 2003                      17

Statement of Cash Flows for the Period
 from August 22, 2003 (commencement of operations)
 to December 31, 2003                                                  18

Notes to Financial Statements                                       19-24

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                              Financial Statements

                                December 31, 2003

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Members
ICON Income Fund Ten, LLC

We have audited the accompanying balance sheet of ICON Income Fund Ten, LLC (a Delaware limited liability company) as of December 31, 2003 and the related statements of operations, changes in members' equity, and cash flows for the period from August 22, 2003 (commencement of operations) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Ten, LLC as of December 31, 2003, and the results of its operations and its cash flows for the period from August 22, 2003 (commencement of operations) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ Hays & Company LLP

February 3, 2004
New York, New York

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                  Balance Sheet

                                December 31, 2003




         Assets

Cash and cash equivalents                               $       15,908,041
                                                        ------------------

Investments in operating leases
   Equipment at cost                                             2,880,000
   Accumulated depreciation                                       (219,423)
                                                        ------------------
                                                                 2,660,577
                                                        ------------------

Equipment held for sale or lease, net                              665,321
                                                        ------------------


Formation fees, net                                              1,417,995
Due from affiliates                                                     38
                                                        ------------------
                                                                 1,418,033
                                                        ------------------

Total assets                                            $       20,651,972
                                                        ==================

   Liabilities and Members' Equity

Security deposits and other liabilities                 $          233,524
Refunds payable                                                    203,000
Due to Manager                                                      50,159
                                                        ------------------

Total liabilities                                                  486,683
                                                        ------------------

Commitment and Contingencies

Members' equity
   Manager (one share outstanding,
      $1,000 per share original issue price)                        (3,092)
   Additional members (23,784.330 shares outstanding,
      $1,000 per share original issue price)                    20,168,381
                                                        ------------------

Total members' equity                                           20,165,289
                                                        ------------------

Total liabilities and members' equity                   $       20,651,972
                                                        ==================




See accompanying notes to financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                             Statement of Operations

                       For the Period from August 22, 2003
                (Commencement of Operations) to December 31, 2003


Revenues

   Rental income                                        $          367,828
   Interest income                                                   2,856
                                                        ------------------

   Total revenues                                                  370,684
                                                        ------------------

Expenses

   Depreciation expense                                            274,102
   Amortization of formation fees                                  127,986
   General and administrative                                       76,119
   Management fees - Manager                                        18,391
   Administrative expense reimbursements - Manager                   7,357
                                                        ------------------


    Total expenses                                                 503,955
                                                        ------------------

Net loss                                                $         (133,271)
                                                        ==================

Net loss allocable to:
   Managing member                                      $           (1,333)
   Additional members                                             (131,938)
                                                        ------------------

                                                        $         (133,271)
                                                        ==================

Weighted average number of additional
   member shares outstanding                                        13,050
                                                        ==================

Net loss per weighted average
   additional member share                              $           (10.11)
                                                        ==================











See accompanying notes to financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                     Statement of Changes in Members' Equity

                               For the Period from
        August 22, 2003 (Commencement of Operations) to December 31, 2003




                             Additional Members Distributions
                             --------------------------------

                                      Return of    Investment         Additional      Managing
                                       Capital       Income             Members        Member           Total
                                       -------       ------             -------        ------           -----
                                  (Per weighted average share)


Balance at August 22, 2003                                         $         -      $      1,000  $        1,000

Proceeds from issuance of additional members
   shares (23,784.330 shares)                                           23,784,330            -       23,784,330

Sales and offering expenses                                             (3,210,885)           -       (3,210,885)

Cash distributions
   to members                         $ 20.93       $       -             (273,126)       (2,759)       (275,885)

Net loss                                                                  (131,938)       (1,333)       (133,271)
                                                                   ---------------  ------------  --------------

Balance at December 31, 2003                                       $    20,168,381  $     (3,092) $   20,165,289
                                                                   ===============  ============  ==============






















See accompanying notes to financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                             Statement of Cash Flows

                       For the Period from August 22, 2003
                         (Commencement of Operations) to
                               December 31, 2003



Cash flows from operating activities:
   Net loss                                                   $     (133,271)
                                                              --------------
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
       Depreciation expense                                          274,102
       Amortization of formation fees                                127,986
       Changes in operating assets and liabilities:
         Due from affiliates                                            (38)
         Security deposits and other                                  83,524
         Refunds payable                                             203,000
         Due to Manager                                               50,159
                                                              --------------

          Total adjustments                                          738,733
                                                              --------------

Net cash provided by operating activities                            605,462
                                                              --------------

Cash flows used in investing activities:
   Investment in operating leases,
     net of security deposits assumed                             (2,730,000)
   Formation fees paid                                            (1,545,981)
   Investment in equipment held for sale or lease                   (720,000)
                                                              --------------

Net cash used in investing activities                             (4,995,981)
                                                              --------------

Cash flow provided by financing activities:
   Issuance of additional membership shares,
     net of sales and offering expenses                           20,573,445
   Cash distributions to members                                    (275,885)
                                                              --------------

Net cash provided by financing activities                         20,297,560
                                                              --------------

Net increase in cash and cash equivalents                         15,907,041

Cash and cash equivalents at beginning of period                       1,000
                                                              --------------

Cash and cash equivalents at end of period                    $   15,908,041
                                                              ==============










See accompanying notes to financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                          Notes to Financial Statements

                                December 31, 2003

1.   Organization

     ICON Income Fund Ten, LLC (the "LLC") was formed on January 2, 2003 as a Delaware Limited Liability Company. The initial capitalization of the LLC was $1,000 by the Managing Member. The LLC is offering membership interests on a "best efforts" basis with the intention of raising up to $150,000,000 of capital from additional members. The LLC had its initial closing on August 22, 2003 when it admitted 5,065.736 additional members shares, representing $5,065,736 in capital contributions. As of December 31, 2003 the LLC had admitted a further 18,718.594 additional members shares, representing $18,718,594 in capital contributions, bringing the total capital contributions and additional member shares to $23,784,330 and 23,784.330, respectively. The LLC will continue until December 31, 2023, unless terminated sooner.

     The Manager, ICON Capital Corp., is a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of a management agreement with the LLC.

     ICON Securities Corp., an affiliate of the Manager, receives or is entitled to receive, an underwriting fee from the gross proceeds from sales of all shares to the additional members. The Manager is also entitled to receive organization and offering expenses and formation fees from the gross proceeds of such sales. The total underwriting compensation paid by the LLC, including underwriting commissions, sales commissions to unaffiliated selling dealers, public offering expense reimbursements, due diligence activities and formation fees is limited to 20% of gross proceeds up to the first $37,500,000 raised, 19% of gross offering proceeds from $37,5000,001 to $75,000,000 and 18% of gross offering proceeds from $75,000,001 to $150,000,000. At December 31, 2003, sales and offering expenses aggregating $1,308,138 were paid or accrued to the Manager or its affiliates and charged directly to members' equity. In addition, at December 31, 2003, $1,545,981 of formation fees were paid to the Manager or its affiliates and capitalized in the accompanying balance sheet.


     The LLC is an equipment leasing income fund. The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC intends to: (i) acquire a diversified portfolio of low obsolescence equipment having long lives and high residual values; (ii) make monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the reinvestment period, which period will end no later than the eighth anniversary after the final closing date; (iii) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) sell the LLC's investments and distribute the cash from sales of such investments to its members after the end of the reinvestment period.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the members and 1% to the Manager until each member has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the members and 10% to the Manager.

2.   Significant Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant management estimates primarily include the allowance for doubtful accounts and estimated unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                    Notes to Financial Statements - Continued

                                December 31, 2003

     Cash and cash equivalents - Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. The LLC's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. As of December 31, 2003, the LLC had cash and cash equivalents of $15,908,041. These funds will be utilized to acquire a portfolio of equipment subject to lease that meets the investment criteria of the LLC. The Managing Member is actively seeking to make equipment acquisitions on behalf of the LLC.

     Leases and Revenue Recognition - The LLC accounts for owned equipment leased to third parties as finance leases, leveraged leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest method.

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

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the LLC's impairment policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Equipment held for sale or lease - Off-lease equipment that is held for sale or lease is carried at cost, less accumulated depreciation, subject to the LLC's impairment review policy.

     Credit Risk - Financial instruments that potentially subject the LLC to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The LLC places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the LLC.

     The LLC records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The LLC's write-off policy is based on an analysis of the aging of the LLC's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written off when the analysis indicates that the probability of collection of the account is remote.

     Impairment - Residual values of the LLC's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the LLC's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the LLC's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, simultaneously if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                    Notes to Financial Statements - Continued

                                December 31, 2003

     Formation Fees - The LLC pays the Manager 6.5% of gross proceeds from the sale of shares to additional members for the initial selection and acquisition of equipment and interests in equipment. The Manager's obligation to perform these services extends until six months after the final admission of additional members. Since these costs relate to the acquisition of equipment on lease, they are capitalized on the LLC's balance sheet and amortized to operations over the estimated average lease term.

     Weighted Average Number of Additional Shares Outstanding - The weighted average number of additional member shares outstanding is calculated as of the operations commencement date, August 22, 2003.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial
Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information as of December 31, 2003 and 2002 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value.

     Income Taxes - No provision for income taxes has been recorded as the liability for such taxes is that of each of the members rather than the LLC. The LLC's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income taxes of the members.

     Recent Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the LLC's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this Standard did not have a material effect on the LLC's financial position or results of operations.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                    Notes to Financial Statements - Continued

                                December 31, 2003

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company's consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity's expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the LLC's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The LLC does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the LLC's financial position or results of operations.

3.   Related Party Transactions

     Fees and expenses paid or accrued by the LLC to the Manager or its affiliates were as follows for the period ended December 31, 2003:




Formation fees                          $ 1,545,981   Capitalized
Organization and offering expenses          832,451   Charged to members' equity
Underwriting commissions                    475,687   Charged to members' equity
Management fees                              18,391   Charged to operations
Administrative expense reimbursements         7,357   Charged to operations
                                        -----------

                                        $ 2,879,867
                                        ===========

     In accordance with the terms of the Management Agreement, the Partnership pays the Manager acquisition fees of 6.50% of equipment value acquired, as defined. Additionally, the Manager is entitled to management fees based upon lease rentals (ranging from 1% to 7% depending upon the lease structure). The Manager is also reimbursed for expenses incurred in connection with the LLC's operations (See Note 1 for information relating to organization and offering expenses and underwriting commissions).

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                    Notes to Financial Statements - Continued

                                December 31, 2003

4.       Investment in Operating Leases

     The investment in operating leases at December 31, 2003 consist of the following:


     Equipment at cost, beginning of period         $         -

     Equipment acquisitions                             2,880,000
                                                    -------------

     Equipment at cost, end of year                     2,880,000
                                                    -------------

     Accumulated depreciation, beginning of period             -

     Depreciation expense                                 219,423
                                                    -------------

     Accumulated depreciation, end of year                219,423
                                                    -------------

     Investments in operating leases, end of year   $   2,660,577
                                                    =============

     During the quarter ended September 30, 2003, the LLC purchased equipment subject to leases for $3,600,000. The equipment consists of Boeing 767 aircraft rotables and accessories, of which 80% is on lease to Flugfelagid Atlanta hf, d/b/a Air Atlanta Icelandic ("Air Atlanta"). The monthly rental payment is $91,957. The lease expires on November 30, 2004. The remaining 20% was on lease with Air Atlanta, but is, at the end of the year, being held for sale or lease at a net book value of $665,321. The estimated economic useful life of this equipment is approximately 20 years.

     Aggregate minimum future rentals on non-cancellable leases is $1,011,527 at December 31, 2003. Collectible by November 2004.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                    Notes to Financial Statements - Continued

                                December 31, 2003

5.    Tax Information (Unaudited)

     The following table reconciles the net loss for financial statement reporting purposes to income for federal income tax reporting purposes for the period ended December 31, 2003:


Net loss for financial statement reporting purposes         $   (133,271)

Difference due to:

      Depreciation and amortization expense                      293,421
                                                            ------------

Income for federal income tax reporting purposes            $    160,150
                                                            ============


     As of December 31, 2003, the total members' equity included in the financial statements was $20,165,289 compared to the capital accounts for federal income tax reporting purposes of $23,669,595 (unaudited). The difference arises primarily from sales and offering expenses reported as a reduction in the additional members' capital accounts for financial statement reporting purposes but not for federal income tax reporting purposes as well as the temporary difference described above.

6.   Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data by quarter for the period from the LLC's commencement of operations on August 22, 2003 through December 31, 2003:






                                                      For the Quarters Ended (1)
                                                      --------------------------

                                  March 31,       June 30,        September 30,      December 31,

Revenues                      $        -        $        -       $      94,786     $      275,898
                              ==============    =============    ==============    ===============

Net (loss) allocable to
  additional members          $        -        $        -       $      (4,342)    $     (127,596)
                              ==============    =============    ==============    ===============

Net (loss) per weighted
  average additional member
   share                      $        -        $        -       $        (.60)    $        (9.51)
                              ==============    =============    ==============    ===============



     (1) The LLC's date of inception was January 2, 2003 but operations did not commence until August 22, 2003, its initial additional member closing date.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A.  Control and Procedures
          ----------------------

     The LLC carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the Manager of the LLC, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the LLC's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the LLC's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant's Manager
          ------------------------------------------------------------

     The Manager, a Connecticut corporation, was formed in 1985. The Manager's principal offices are located at 100 Fifth Avenue, New York, New York 10011, and its telephone number is (212) 418-4700. The officers of the Manager have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the LLC's business is the Manager. The Manager is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the Manager offers a broad range of equipment leasing services.

     The Manager performs certain functions relating to the management of the equipment of the LLC. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

                            ICON Income Fund Ten LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

     The officers and directors of the Manager are as follows:

 Beaufort J.B. Clarke             Chairman, Chief Executive Officer and Director

 Paul B. Weiss                    President and Director

 Thomas W. Martin                 Executive Vice President and Director

     Beaufort J.B. Clarke, age 57, has been Chairman, Chief Executive Officer and Director of the Manager since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 43, is President and Director of the Manager. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the Manager since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 50, has been Executive Vice President and Director of the Manager since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from
1992-1993) and Chancellor Corporation (as Vice President-Syndication's from 1985-1992). Mr. Martin has 19 years of senior management experience in the leasing business.

Item 11.  Executive Compensation
          ----------------------

     The LLC has no directors or officers. The Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the year ended December 31, 2003.



        Entity             Capacity               Type of Compensation               Amount
        ------             --------               --------------------               ------
ICON Capital Corp.         Manager              Formation fees                    $   1,545,981
ICON Capital Corp.         Manager              Organization and
                                                  offering expenses                     832,451
ICON Securities Corp.      Dealer-Manager       Underwriting commissions                475,687
ICON Capital Corp.         Manager              Management fees                          18,391
ICON Capital Corp.         Manager              Administrative expense
                                                  reimbursements                          7,357
                                                                                  -------------

                                                                                  $   2,879,867
                                                                                  =============

     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner acquisition fees of 6.50% of equipment value acquired, as defined. Additionally, the General Partner is entitled to management fees based upon lease rentals (ranging from 1% to 7% depending upon the lease structure). The General Partner is also reimbursed for expenses incurred in connection with the Partnership's operations (See Note 1 for information relating to organization and offering expenses and underwriting commissions). The General Partner also owns a 1% interest in the profits and distributions of the LLC.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a) No person of record owns, or is known by the LLC to own beneficially, more than 5% of any class of securities of the LLC.

(b) As of March 30, 2004, Directors and Officers of the Manager do not own any equity securities of the LLC.

(c) The Manager owns the equity securities of the LLC as of December 31, 2003 set forth in the following table:

           Title                         Amount Beneficially           Percent
         of Class                               Owned                 of Class

     Manager interest    represents initially a 1% and potentially a     100%
                         10% interest in the LLC's income, gain
                         and loss deductions.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     None other than those disclosed in Item 11 herein.


Item 14.  Principal Accounting Fees and Services
          --------------------------------------

                              2003                 Description
                              ----                 -----------

Audit fees               $      27,000             Audit and review
Audit related fees                -
Tax fees                          -
All other fees                    -
                         -------------
Total                    $      27,000
                         =============

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  1.  Financial Statements - See Part II, Item 8 hereof.

     2.  Financial Statement Schedule - None.

          Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

3.       Exhibits - The following exhibits are incorporated herein by reference:

          (i) Amended and Restated Operating Agreement of ICON Income Fund Ten, LLC (Incorporated by reference to Exhibit A to pre-effective Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission dated June 2, 2003).

          (ii) Certificate of Limited Liability Company (Incorporated herein by reference to Exhibit 4.3 to pre-effective Form S-1 Registration Statement filed with the Securities and Exchange Commission dated February 28, 2003).

(b)  Reports on Form 8-K

     None.

(c)  Exhibits


          31.1 Rule 13a-14(a)/15d-14(a) certifications

          31.2 Rule 13a-14(a)/15d-14(a) certifications

          32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ICON Income Fund Ten, LLC
                              File No. 333-103503 (Registrant)
                              By its Manager, ICON Capital Corp.


Date: March 30, 2004          /s/ Beaufort J.B. Clarke
                              ----------------------------------
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole Manager of the Registrant

Date:  March 30, 2004             /s/ Beaufort J.B. Clarke
                                  -----------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  March 30, 2004             /s/ Paul B. Weiss
                                  -----------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  March 30, 2004             /s/ Thomas W. Martin
                                  -----------------------------------
                                  Thomas W. Martin
                                  Executive Vice President and Director
                                  (Principal Financial and Accounting Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

Exhibit 31.1

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

I, Beaufort J.B. Clarke, certify that:

1.   I have  reviewed  this annual  report on Form 10-K of ICON Income Fund Ten,
     LLC;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the LLC's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  March 30, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

     Exhibit 31.2 Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

I, Thomas W. Martin, certify that:

1.   I have  reviewed  this annual  report on Form 10-K of ICON Income Fund Ten,
     LLC;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the LLC's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  March 30, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 31.1

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of the LLC in connection with the Annual Report of ICON Income Fund Ten, LLC (the "LLC") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC

Dated:  March 30, 2004




  /s/ Beaufort J.B. Clarke
  ------------------------------------------------------
  Beaufort J.B. Clarke
  Chairman and Chief Executive Officer
  ICON Capital Corp.
  Manager of ICON Income Fund Ten, LLC

Exhibit 31.2

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of the LLC in connection with the Annual Report of ICON Income Fund Ten, LLC (the "LLC") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC

Dated:  March 30, 2004




/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC