Form 10-K/A
period 2003-12-31
ICON INCOME FUND TEN LLC
filed 2004-04-23
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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


                            ICON Income Fund Ten, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              35-2193184
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

             100 Fifth Avenue, 10th floor, New York, New York 10011
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (212) 418-4700

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

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

                                TABLE OF CONTENTS

Item                                                             Page
----                                                             ----

PART II


7.   Manager's Discussion and Analysis of Financial
     Condition and Results of Operations                         3-7

8.   Financial Statements                                       8-18


PART III

11.  Executive Compensation                                       19

PART IV

15.  Exhibits, Financial Statement Schedules
     and Reports on Form 8-K                                      20

SIGNATURES                                                        21

Certifications                                                 22-25

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Part II

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

     The LLC - The LLC was formed on January 2, 2003 as a Delaware Limited Liability Company. The initial capitalization of the LLC was $1,000 by the Manager. The LLC is offering membership interests on a "best efforts" basis with the intention of raising up to $150,000,000 of capital. The LLC had its initial closing on August 22, 2003 when it admitted 5,065.736 additional members, representing $5,065,736 in capital contributions. As of December 31, 2003 the LLC had admitted a further 18,718.594 additional members, representing $18,718,594 in capital contributions, bringing the total capital contributions and additional member shares to $23,784,330 and 23,784.330, respectively. The LLC will continue until December 31, 2023, unless terminated sooner.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Results of Operations for the Period From August 22, 2003 (Commencement of Operations) to December 31, 2003

     The LLC commenced operations on August 22, 2003 with the admission of members who, in the aggregate, subscribed for 5,065.736 shares. For the year ended December 31, 2003 the LLC made cash distributions to members totaling $275,885 or $20.93 per average weighted share outstanding.

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

     Net loss for the period ended December 31, 2003 was $133,271. The net loss per weighted average share was $10.11. The revenue and expenses for the period were consistent with the LLC's level of activity based upon the transactions completed. Although the LLC closed only one acquisition during this period, the LLC is presently negotiating to acquire several lease transactions. Also, since inception the LLC signed conditional agreements to acquire other equipment, but due diligence about the lessee's financial conditions, or its operating plans for the business line in which the leased equipment would be utilized, caused the LLC not to complete the acquisitions. Due to the size of the LLC's equipment portfolio during 2003, all distributions to members in 2003 constituted a return of capital.

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

     In the fourth quarter of 2003, the LLC increased the target rate of distributions to members from an annual rate of 7.5% to an annual rate of 8.6% of their initial investment, in light of changes in the interest rate environment. Distributions at that rate or any other rate are not guaranteed.

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

Significant Accounting Policies

     The policies discussed below are considered by the Manager to be critical to an understanding of the LLC's financial statements because their application places the most significant demands on the Manager's judgments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the Manager cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

     Impairment - Residual values of the LLC's asset portfolio, including assets held for sale or lease, are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the LLC's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and return the residual value to the LLC. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date. When an asset is held for sale, it is carried at the lower of fair market value less the estimated cost to sell or carrying value.

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

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Item 8.  Financial Statements
         --------------------

                          Index to Financial Statements
                          -----------------------------

                                                                     Page Number

Independent Auditor's Report                                              10

Balance Sheet as of  December 31, 2003                                    11

Statement of Operations for the Period
from August 22, 2003 (commencement of operations)
 to December 31, 2003                                                     12

Statement of Changes in Members' Equity
 for the Period from August 22, 2003
(commencement of operations) to December 31, 2003                         13

Statement of Cash Flows for the Period
 from August 22, 2003 (commencement of operations)
 to December 31, 2003                                                     14

Notes to Financial Statements                                          15-20

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



/s/ Hays & Company LLP

February 3, 2004
New York, New York

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                  Balance Sheet

                                December 31, 2003




         Assets
         ------

Cash and cash equivalents                                        $  15,908,041

Investments in operating leases
   Equipment at cost                                                 2,880,000
   Accumulated depreciation                                           (219,423)
                                                                     2,660,577

Equipment held for sale or lease, net                                  665,321


Prepaid service fees, net                                            1,417,995
Due from affiliates                                                         38
                                                                     1,418,033

Total assets                                                     $  20,651,972

         Liabilities and Members' Equity
         -------------------------------

Security deposits and other liabilities                          $     233,524
Refunds payable                                                        203,000
Due to Manager                                                          50,159

Total liabilities                                                      486,683

Commitment and Contingencies

Members' equity
   Manager (one share outstanding,
      $1,000 per share original issue price)                            (3,092)
   Additional members (23,784.330 shares outstanding,
      $1,000 per share original issue price)                        20,168,381

Total members' equity                                               20,165,289

Total liabilities and members' equity                            $  20,651,972





See accompanying notes to financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                             Statement of Operations

                       For the Period from August 22, 2003
                (Commencement of Operations) to December 31, 2003


Revenues

   Rental income                                              $     367,828
   Interest income                                                    2,856

   Total revenues                                                   370,684

Expenses

   Depreciation expense                                             274,102
   Amortization of prepaid service fees                             127,986
   General and administrative                                        76,119
   Management fees - Manager                                         18,391
   Administrative expense reimbursements - Manager                    7,357


    Total expenses                                                  503,955

Net loss                                                      $    (133,271)

Net loss allocable to:
   Manager                                                    $      (1,333)
   Additional members                                              (131,938)

                                                              $    (133,271)

Weighted average number of additional
   member shares outstanding                                         13,050

Net loss per weighted average
   additional member share                                    $      (10.11)












See accompanying notes to financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                     Statement of Changes in Members' Equity

                               For the Period from
        August 22, 2003 (Commencement of Operations) to December 31, 2003


                                 Additional Members Distributions
                                 --------------------------------

                                      Return of    Investment         Additional
                                       Capital       Income             Members        Manager          Total
                                       -------       ------             -------        -------          -----
                                     (Per weighted average share)

Balance at August 22, 2003                                         $         -      $      1,000  $        1,000

Proceeds from issuance of additional members
   shares (23,784.330 shares)                                           23,784,330         -          23,784,330

Sales and offering expenses                                             (3,210,885)        -          (3,210,885)

Cash distributions

   to members                         $ 20.93       $   -                 (273,126)       (2,759)       (275,885)

Net loss                                                                  (131,938)       (1,333)       (133,271)

Balance at December 31, 2003                                       $    20,168,381  $     (3,092) $   20,165,289













See accompanying notes to financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                             Statement of Cash Flows

                       For the Period from August 22, 2003
                (Commencement of Operations) to December 31, 2003



Cash flows from operating activities:
   Net loss                                                       $    (133,271)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation expense                                             274,102
       Amortization of prepaid service fees                             127,986
       Changes in operating assets and liabilities:
          Due from affiliates                                               (38)
         Security deposits and other                                     83,524
         Refunds payable                                                203,000
         Due to Manager                                                  50,159

          Total adjustments                                             738,733

Net cash provided by operating activities                               605,462

Cash flows used in investing activities:
   Investment in operating leases,
     net of security deposits assumed                                (2,730,000)
   Prepaid service fees paid                                         (1,545,981)
   Investment in equipment held for sale or lease                      (720,000)

Net cash used in investing activities                                (4,995,981)

Cash flow provided by financing activities:
   Issuance of additional membership shares,
     net of sales and offering expenses                              20,573,445
   Cash distributions to members                                       (275,885)

Net cash provided by financing activities                            20,297,560

Net increase in cash and cash equivalents                            15,907,041

Cash and cash equivalents at beginning of period                          1,000

Cash and cash equivalents at end of period                        $  15,908,041











See accompanying notes to financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                          Notes to Financial Statements

                                December 31, 2003

1.   Organization

     ICON Income Fund Ten, LLC (the "LLC") was formed on January 2, 2003 as a Delaware Limited Liability Company. The initial capitalization of the LLC was $1,000 by the Manager. The LLC is offering membership interests on a "best efforts" basis with the intention of raising up to $150,000,000 of capital from additional members. The LLC had its initial closing on August 22, 2003 when it admitted 5,065.736 additional members shares, representing $5,065,736 in capital contributions. As of December 31, 2003 the LLC had admitted a further 18,718.594 additional members shares, representing $18,718,594 in capital contributions, bringing the total capital contributions and additional member shares to $23,784,330 and 23,784.330, respectively. The LLC will continue until December 31, 2023, unless terminated sooner.

     The Manager, ICON Capital Corp. is a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of a management agreement with the LLC.

     ICON Securities Corp., an affiliate of the Manager, receives or is entitled to receive, an underwriting fee from the gross proceeds from sales of all shares to the additional members. The Manager is also entitled to receive organization and offering expenses and prepaid service fees from the gross proceeds of such sales. The total of prepaid service fees and underwriting compensation paid by the LLC, which includes underwriting commissions, sales commissions to unaffiliated selling dealers, public offering expense reimbursements, and due diligence activities is limited to 20% of gross proceeds up to the first
$37,500,000 raised, 19% of gross offering proceeds from $37,5000,001 to $75,000,000 and 18% of gross offering proceeds from $75,000,001 to $150,000,000.
At December 31, 2003, sales and offering expenses aggregating $1,308,138 were paid or accrued to the Manager or its affiliates and charged directly to members' equity. In addition, at December 31, 2003, $1,545,981 of prepaid service fees were paid to the Manager or its affiliates and capitalized in the accompanying balance sheet.

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

     Cash and cash equivalents - Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. The LLC's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. As of December 31, 2003, the LLC had cash and cash equivalents of $15,908,041. These funds will be utilized to acquire a portfolio of equipment subject to lease that meets the investment criteria of the LLC. The Manager is actively seeking to make equipment acquisitions on behalf of the LLC.

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

     Impairment - Residual values of the LLC's asset portfolio including assets held for sale or lease, are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the LLC's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and return the

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                    Notes to Financial Statements - Continued

                                December 31, 2003

residual value to the LLC. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, simultaneously if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date. When an asset is held for sale, it is carried at the lower of fair market value less the estimated cost to sell or carrying value.

     Prepaid Service Fees - The LLC pays the Manager 6.5% of gross proceeds from the sale of shares to additional members for the initial selection and acquisition of equipment and interests in equipment. The Manager's obligation to perform these services extends until six months after the final admission of additional members. Since these costs relate to the acquisition of equipment on lease, they are capitalized on the LLC's balance sheet and amortized to operations over the estimated average lease term. In certain circumstances, the Manager may have to refund these fees to the LLC.

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

3.   Related Party Transactions

     Fees and expenses paid or accrued by the LLC to the Manager or its affiliates were as follows for the period ended December 31, 2003:

Prepaid service fees                  $   1,545,981  Capitalized
Organization and offering expenses          832,451  Charged to members' equity
Underwriting commissions                    475,687  Charged to members' equity
Management fees                              18,391  Charged to operations
Administrative expense reimbursements         7,357  Charged to operations
                                      -------------

                                      $   2,879,867
                                      =============

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                    Notes to Financial Statements - Continued

                                December 31, 2003

4.   Investment in Operating Leases

     The investment in operating leases at December 31, 2003 consist of the following:


     Equipment at cost, beginning of period              $      -

     Equipment acquisitions                                  2,880,000

     Equipment at cost, end of year                          2,880,000

     Accumulated depreciation, beginning of period              -

     Depreciation expense                                      219,423

     Accumulated depreciation, end of year                     219,423

     Investments in operating leases, end of year        $   2,660,577


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

                    Notes to Financial Statements - Continued

                                December 31, 2003

5.   Tax Information (Unaudited)

     The following table reconciles the net loss for financial statement reporting purposes to income for federal income tax reporting purposes for the period ended December 31, 2003:


Net loss for financial statement reporting purposes         $   (133,271)

Difference due to:

      Depreciation and amortization expense                      293,421

      Income for federal income tax reporting purposes      $    160,150


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

6.   Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data by quarter for the period from the LLC's commencement of operations on August 22, 2003 through December 31, 2003:

                                         For the Quarters Ended (1)
                                         --------------------------

                              March 31,   June 30,  September 30,  December 31,
                              ---------   --------  -------------  ------------


Revenues                      $   -        $  -       $ 94,786       $ 275,898

Net (loss) allocable to
  additional members          $   -        $  -       $ (4,342)      $(127,596)

Net (loss) per weighted
  average additional member
   share                      $   -        $  -       $   (.60)      $   (9.51)



     (1) The LLC's date of inception was January 2, 2003 but operations did not commence until August 22, 2003, its initial additional member closing date.

                            ICON Income Fund Ten LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Part III

Item 11.  Executive Compensation
          ----------------------

     The LLC has no directors or officers. The Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the year ended December 31, 2003.

     Entity             Capacity         Type of Compensation          Amount
     ------             --------         --------------------          ------

ICON Capital Corp.      Manager          Prepaid service fees       $  1,545,981
ICON Capital Corp.      Manager          Organization and
                                           offering expenses             832,451
ICON Securities Corp.   Dealer-Manager   Underwriting commissions        475,687
ICON Capital Corp.      Manager          Management fees                  18,391
ICON Capital Corp.      Manager          Administrative expense
                                           reimbursements                  7,357
                                                                    ------------

                                                                    $  2,879,867
                                                                    ============

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

                                ICON Income Fund Ten, LLC
                                File No. 333-103503 (Registrant)
                                By its Manager, ICON Capital Corp.


Date: April 23, 2004            /s/ Beaufort J.B. Clarke
                                ------------------------------------------------
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole Manager of the Registrant

Date:  April 23, 2004            /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director


Date:  April 23, 2004            /s/ Paul B. Weiss
                                 -----------------------------------------------
                                 Paul B. Weiss
                                 President and Director


Date:  April 23, 2004            /s/ Thomas W. Martin
                                 -----------------------------------------------
                                 Thomas W. Martin
                                 Executive Vice President and Director
                                 (Principal Financial and Accounting Officer)



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

Exhibit 31.1 Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


I, Beaufort J.B. Clarke, certify that:

1.   I have  reviewed this annual report on Form 10-K/A of ICON Income Fund Ten,
     LLC;

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

Dated:  April 23, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 31.2 Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


I, Thomas W. Martin, certify that:

1.   I have  reviewed this annual report on Form 10-K/A of ICON Income Fund Ten,
     LLC;

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

Dated:  April 23, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of the LLC in connection with the Annual Report of ICON Income Fund Ten, LLC (the "LLC") on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC

Dated:  April 23, 2004




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

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of the LLC in connection with the Annual Report of ICON Income Fund Ten, LLC (the "LLC") on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC

Dated:  April 23, 2004




            /s/ Thomas W. Martin
            -------------------------------------------------------
            Thomas W. Martin
            Executive Vice President (Principal
            Financial and Accounting Officer)
            ICON Capital Corp.
            Manager of ICON Income Fund Ten, LLC