Form 10-Q
period 2004-03-31
ICON INCOME FUND TEN LLC
filed 2004-05-17
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________________________ to ____________________

Commission File Number                  000-50654

                            ICON Income Fund Ten, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         35-2193184
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


 100 Fifth Avenue, 10th floor, New York, New York                        10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (212) 418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------


                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                      Condensed Consolidated Balance Sheets


                                                                             (unaudited)
                                                                              March 31,       December 31,
                                                                                2004              2003
                                                                                ----              ----

   Assets
   ------
Cash and cash equivalents                                                  $    6,545,349    $  15,908,041

Investments in operating leases
   Equipment at cost                                                           24,166,803        2,880,000
   Accumulated depreciation                                                      (383,990)        (219,423)
                                                                           --------------    -------------

                                                                               23,782,813        2,660,577

Escrow deposit                                                                 18,400,000           -
Equipment held for sale or lease, net                                             624,312          665,321

Prepaid service fees, net                                                       2,244,030        1,417,995
Due from Manager and affiliates, net                                              194,867               38
                                                                           --------------    -------------

Total assets                                                               $   51,791,371    $  20,651,972
                                                                           ==============    =============

  Liabilities and Members' Equity
  -------------------------------

Notes payable - non-recourse                                               $   17,672,027    $        -
Security deposits and other liabilities                                           250,321          233,524
Refunds payable                                                                       -            203,000
Due to Manager                                                                        -             50,159
Minority interest in consolidated joint venture                                 1,028,910             -
                                                                           --------------    -------------

Total liabilities                                                              18,951,258          486,683
                                                                           --------------    --------------

Commitments and Contingencies

Members' equity
   Manager (one share outstanding, $1,000 per share original issue price)         (13,389)          (3,092)
   Additional members (39,605.640 and 23,784.330 shares outstanding,
     $1,000 per share original issue price)                                    32,853,502       20,168,381
                                                                           --------------    -------------

Total members' equity                                                          32,840,113       20,165,289
                                                                           --------------    -------------

Total liabilities and members' equity                                      $   51,791,371    $  20,651,972
                                                                           ==============    =============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statement of Operations

                    For the Three Months Ended March 31, 2004

                                   (unaudited)



Revenues
   Rental income                                                $      275,871
                                                                --------------

   Total revenues                                                      275,871
                                                                --------------

Expenses
   Depreciation expense                                                205,576
   Amortization of prepaid service fees                                202,350
   Management fees - Manager                                           122,966
   Administrative expense reimbursements - Manager                     190,574
   General and administrative                                           19,108

   Total expenses                                                      740,574
                                                                --------------

Net loss                                                        $     (464,703)
                                                                ==============

Net loss allocable to:
   Managing member                                              $       (4,647)
   Additional members                                                 (460,056)
                                                                --------------

                                                                $     (464,703)
                                                                ==============

Weighted average number of additional member
   shares outstanding                                                   31,108
                                                                ==============

Net loss per weighted average additional
   member shares                                                $       (14.79)
                                                                ==============











See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

         Condensed Consolidated Statement of Changes in Members' Equity

                    For the Three Months Ended March 31, 2004

                                   (unaudited)



                                 Additional Members Distributions
                                 --------------------------------

                                      Return of    Investment         Additional      Managing
                                       Capital       Income             Members        Member           Total
                                       -------       ------             -------        ------           -----
                                    (Per weighted average share)


Balance at January 1, 2004                                         $    20,168,381  $     (3,092) $   20,165,289

Proceeds from issuance of additional
  members shares (15,821.31 shares)                                     15,821,310            -       15,821,310

Sales and offering expenses                                             (2,116,737)           -       (2,116,737)

Cash distributions to members         $ 17.98       $    -                (559,396)       (5,650)       (565,046)

Net loss                                                                  (460,056)       (4,647)       (464,703)
                                                                   ---------------  ------------  --------------

Balance at March 31, 2004                                          $    32,853,502  $    (13,389) $   32,840,113
                                                                   ===============  ============  ===============









See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statement of Cash Flows

                    For The Three Months Ended March 31, 2004

                                   (unaudited)

Cash flows from operating activities:
   Net loss                                                  $     (464,703)
                                                             --------------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation expense                                         205,576
       Amortization of prepaid service fees                         202,350
       Changes in operating assets and liabilities:
         Due from Manager and affiliates, net                      (194,829)
         Security deposits and other liabilities                      4,297
         Refunds payable                                           (203,000)
         Due to Manager                                             (50,159)
                                                             --------------

         Total adjustments                                          (35,765)
                                                             --------------

   Net cash used in operating activities                           (500,468)
                                                             --------------

Cash flows from investing activities:
   Investment in equipment                                       (3,602,276)
   Escrow deposit made                                          (18,400,000)
   Services fees paid                                            (1,028,385)
                                                             --------------

   Net cash used in investing activities                        (23,030,661)
                                                             ---------------

Cash flows from financing activities:
   Issuance of additional membership shares, net
     of sales and offering expenses paid                         13,704,573
   Cash distributions to members                                   (565,046)
   Minority interest contribution                                 1,028,910
                                                             ---------------

   Net cash provided by financing activities                     14,168,437
                                                             --------------

Net decrease in cash and cash equivalents                        (9,362,692)

Cash and cash equivalents at beginning of period                 15,908,041
                                                             --------------

Cash and cash equivalents at end of period                   $    6,545,349
                                                             ==============





                                                        (Continued on next page)

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

           Condensed Consolidated Statement of Cash Flows (Continued)

                    For The Three Months Ended March 31, 2004

                                   (unaudited)


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

For the period ended March 31, 2004, non-cash activities included the following:



Non-cash portion of equipment purchased           $    17,684,527

Other liabilities assumed in purchase price               (12,500)

Non-recourse notes assumed in purchase price          (17,672,027)
                                                  ---------------

                                                  $         -
                                                  ===============










See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2004
                                   (unaudited)

1.   Basis of Presentation

     The condensed financial statements of ICON Income Fund Ten, LLC (the "LLC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the LLC's 2003 Annual Report Form 10-K. The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2004.

2.   Organization

     The LLC was formed on January 2, 2003 as a Delaware Limited Liability Company. The initial capitalization of the LLC was $1,000 by the Managing Member. The LLC is offering membership interests on a "best efforts" basis with the intention of raising up to $150,000,000 of capital. The LLC had its initial closing on August 22, 2003 when it admitted 5,065.736 additional members, representing $5,065,736 in capital contributions. As of March 31, 2004 the LLC had admitted a further 34,539.904 additional members, representing $34,539,904 in capital contributions, bringing the total capital contributions and additional member shares to $39,605,640 and 39,605.640, respectively.

     The Manager, ICON Capital Corp., is a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of a management agreement with the LLC.

3.  Related Party Transactions

     Fees and expenses paid or accrued by the LLC to the Manager or its affiliates for the three months ended March 31, 2004 are as follows:


Prepaid service fees                   $  1,028,385   Capitalized
Organizing and offering expenses            532,689   Charged to members' equity
Underwriting commissions                    316,426   Charged to members' equity
Management fees                             122,966   Charged to operations
Administrative expense reimbursements       190,574   Charged to operations
                                       ------------

Total                                  $  2,191,040
                                       ============

     Included in Due from Manager and affiliates, of $194,867 net, is $351,298, that the Manager has elected to reimburse the LLC for its administrative expenses. This reimbursement was made by the Manager to the LLC in the second quarter.

     For the quarter ended March 31, 2004, the LLC had a net receivable due from affiliates of $38,948, of which $38,910 is due from ICON Income Fund Eight A L.P. ("Fund Eight A") for its investment in a joint venture. (See Note 4 for additional information relating to the joint venture).

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

4.  Consolidated Joint Venture

    ICON Aircraft 46837, LLC
    ------------------------

     In March 2004, the LLC and an affiliate, Fund Eight A, formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring and managing a McDonnell Douglas DC-10-30F aircraft on lease to Fedex Corporation through March 2007. The LLC and Fund Eight A have identical investment objectives and participate on the same terms and conditions. The LLC has a right of first refusal to purchase the equipment, on a pro-rata basis, if the affiliate desires to sell its interest in the equipment. The joint venture is majority owned and consolidated with the LLC.

     The purchase price of the aircraft totaled $21,250,753 which was funded with cash of $3,566,226, the assumption of other liabilities of $12,500 and non-recourse debt of $17,672,027. The debt has an interest rate of 4% and matures in March 2007. The lenders have a security interest in the aircraft and an assignment of the rental payments under the lease. Legal fees of $36,050 were also paid and capitalized as part of the cost of the aircraft.

     The LLC and Fund Eight A acquired interests of 71.4% and 28.6%, respectively, in ICON Aircraft 46837. Fund Eight A has an option to purchase an additional interest in ICON Aircraft 46837, which expires on September 30, 2004. If Fund Eight A exercises this option their ownership interest would increase to 90% and the LLC would have a 10% interest in ICON Aircraft 46837. The exercise price of the option is $2,130,604.

     The LLC's condensed consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of ICON Aircraft 46837. Fund Eight A's investment in ICON Aircraft 46837 is reflected as minority interest in consolidated joint venture on the condensed consolidated balance sheet.

5.   Escrow Deposit

     In March 2004, the LLC, through two special purpose entities (SPEs)--ICON Containership I, LLC and ICON Containership II, LLC-- entered into a Memorandum of Agreement for the purchase of two (2) shipping container vessels (the "Vessels") from ZIM Israel Navigation Co., Ltd ("ZIM"). Subsequently, in April 2004, the LLC, again through the SPEs, negotiated a bareboat charter agreement with ZIM for the use of the Vessels and entered into the bareboat charter agreement in May 2004. The purchase price for the Vessels is approximately $70 million, and is comprised of approximately $18 million in cash and approximately $52 million in non-recourse debt. The LLC paid the cash portion of the purchase price to an intermediary upon the execution of the Memorandum of Agreement.

     ZIM, owned by the Israel Corporation Ltd., is one of the largest container-shipping companies in the world and the flagship of Israeli shipping. ZIM offers transportation services along most of the major international trading routes to customers throughout the world. From its corporate headquarters in Haifa, it operates an intermodal system which combines sea, land and air transportation services around the world. It ranks tenth among the world's container service operators and fifteenth as a maritime container operator. The ultimate parent, the Ofer Group, is the 6th largest maritime tonnage supplier on a global basis.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

6.  Subsequent Event

     The LLC and an affiliate, ICON Income Fund Nine, formed a joint venture ICON GeicJV, for the purpose of entering into a binding agreement with Ontario Credit Corp. to acquire the right, title and interest in four equipment schedules on lease to Government Employee Insurance Co. ("GEICO"). On April 30, 2004, the LLC closed on its contractual agreement and attained a 74% interest in the equipment schedules to be managed under the joint venture. The purchase price for the equipment schedules were $5,852,197, of which the LLC paid $4,330,626.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2004

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes dated December 31, 2003 included in the LLC's annual report on Form 10-K. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the LLC believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the Three Months ended March 31, 2004

     The LLC commenced operations on August 22, 2003, therefore a comparison to the first quarter of 2003 is not discussed.

     During the three months ended March 31, 2004, the LLC acquired an aircraft through a joint venture arrangement with an affiliate in which the LLC has a 71.4% interest. The aircraft was acquired for cash of $3,602,276, of which the LLC contributed $2,602,276 to the joint venture, and the assumption of other liabilities of $12,500 and non-recourse debt of $17,672,027. The LLC also entered into negotiations to purchase two shipping container vessels. As a result of these negotiations, $18,400,000 is being held in escrow in expectation of consummation of this transaction.

     Revenues for the three months ended March 31, 2004 were $275,871 comprised solely of rental income. Expenses for the three months ended March 31, 2004 were $740,574 comprised of depreciation and amortization expense of $407,926, management fees - Manager of $122,966, administrative expense reimbursements - Manager of $190,574 and general and administrative expenses of $19,108. The results of operations reflect the LLC's level of operations.

     Net loss for the three months ended March 31, 2004 was $464,703. The net loss per weighted average additional member shares was $14.79.

Liquidity and Capital Resources

     From time to time the LLC will invest in industries, equipment, or geopolitical regions that may be subject to outside influences that may affect the LLC's investments. While these factors are considered when the investments are made, unforeseen events such as those that occurred on September 11, 2001 can have far-reaching and unpredictable adverse consequences. The following is a discussion of some assets that may fall into this category.

     Aircraft Rotables: The LLC is the lessor of certain aircraft rotables used on Boeing 767 aircraft. The value of this equipment is subject to the fluctuations of the airline industry, which are greatly influenced by a number of factors including, but not limited to, the global economy, fuel prices, political instability, terrorist activity, and epidemics such as SARS.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2004

     Management anticipates that the LLC will continue to sell shares and admit members. The LLC had its first admission of additional members on August 22, 2003 and through March 31, 2004, had admitted additional members representing 39,605.640 shares totaling gross proceeds of $39,605,640, from which $7,901,988 was used for service fees (referred to as formation fees in the LLC's prospectus), sales and offering expenses. The LLC made cash distributions to members of $565,046 during the quarter ended March 31, 2004. Such distributions are reflected as a return of capital, as the LLC recorded a loss for the quarter.

     For the three months ended March 31, 2004, the LLC's primary source of liquidity was from financing activities. Proceeds from the issuance of additional members shares, net of sales and offering expenses, were $13,704,573. These funds, as well as funds held in reserve by the LLC, were used primarily in investing activities. Equipment subject to an operating lease was purchased for $3,602,276 and $18,400,000 was also transferred to escrow for a pending acquisition. The LLC is expected to continue acquiring equipment subject to lease, and also make other types of related investments.

     Subsequent Event - The LLC and an affiliate, ICON Income Fund Nine, formed a joint venture, ICON GeicJV, for the purpose of entering into a binding agreement with Ontario Credit Corp. to acquire the right, title and interest in four equipment schedules on lease to Government Employee Insurance Co. ("GEICO"). On April 30, 2004, the LLC closed on its contractual agreement and attained a 74% interest in the equipment schedules to be managed under the joint venture. The purchase price for the equipment schedules was $5,852,197, of which the LLC paid $4,330,626.

     The LLC's cash flow from operating activities may be less than the LLC's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the LLC may be required to sell assets prior to maturity or borrow against future cash flows.

     As of March 31, 2004, except as noted above, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from the continued offering, operations or borrowings, the LLC will continue to invest in transactions, while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The LLC is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the LLC and its investees.

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

                                 March 31, 2004

Item 4.   Controls and Procedures

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

     There were no significant changes in the LLC's internal control over financial reporting during the LLC's first quarter that have materially affected, or are likely to materially affect, the LLC's internal control over financial reporting.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

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

                                ICON Income Fund Ten, LLC
                                File No. 333-103503 (Registrant)
                                By its Manager,
                                ICON Capital Corp.



       May 17, 2004             /s/ Thomas W. Martin
    -------------------         --------------------------------
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

Dated:  May 17, 2004

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

Dated:  May 17, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2004

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Ten, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Ten, LLC.

Dated:  May 17, 2004



   /s/ Beaufort J.B. Clarke
   ------------------------------------------------------
   Beaufort J.B. Clarke
   Chairman and Chief Executive Officer
   ICON Capital Corp.
   Manager of ICON Income Fund Ten, LLC

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2004


EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Ten, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Ten, LLC.

Dated:  May 17, 2004



 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President
 (Principal Financial and Accounting Officer)
 ICON Capital Corp.
 Manager of ICON Income Fund Ten, LLC