Form 10-Q/A
period 2004-06-30
ICON INCOME FUND TEN LLC
filed 2004-11-12
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended            June 30, 2004
                              --------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________________  to______________________

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

     We are filing this Quarterly Report on Form 10-Q/A for the six months ended June 30, 2004 in order to record additional rental income from our consolidated joint venture, ICON Aircraft 46837 LLC ("ICON Aircraft 46837"). While preparing for the filing of Form 10-Q for the nine months ended September 30, 2004, we determined that the rental income calculation made during the prior quarter for ICON Aircraft 46837 was in error. We calculate rental income using the straight line method over the life of the lease. The error created a longer lease life and therefore we recorded less rental income in the prior quarter than was actually earned. The consolidated financial statements for the three and six months ended June 30, 2004 did not include the correct amount of rental income. The table below indicates the impact of this adjustment:

                                       Three Months Ended             Six Months Ended
                                         June 30, 2004                  June 30, 2004
                                         -------------                  -------------

                                    As Reported     Restated        As Reported      Restated
                                    -----------     --------        -----------      --------

Total Revenues                    $  2,343,261    $ 2,527,180    $  2,619,132   $  2,803,057
                                  ============    ===========    ============   ============

Net loss                          $(   788,963)   $(  657,645)   $( 1,253,666)  $( 1,122,348)
                                  ============    ===========    ============   ============

Net loss per weighted
 average additional member share  $     (16.50)   $    (13.75)   $     (31.14)  $     (28.33)
                                  ============    ===========    ============   ============


                                                                        At June 30, 2004
                                                                  As Reported     Restated
                                                                  -----------     ---------

Total assets                                                     $118,187,746   $ 118,187,746
                                                                 ============   =============

Total liabilities                                                $ 72,627,712   $  72,496,394
                                                                 ============   =============

Total members' equity                                            $ 45,560,034   $  45,691,352
                                                                 ============   =============


     The additional rental income has been reflected in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2004 included in this Form 10Q/A. We have also revised our discussion in Part 1,
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect this adjustment.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                      Condensed Consolidated Balance Sheets

                                   (unaudited)



                                                                                      June 30,         December 31,
                                                                                        2004               2003
                                                                                    (Restated)

   Assets

Cash and cash equivalents                                                          $   14,577,705    $     15,908,041

Investments in operating leases
   Equipment at cost                                                                  101,484,721           2,880,000
   Accumulated depreciation                                                            (2,491,387)           (219,423)
                                                                                   --------------     ---------------

                                                                                       98,993,334           2,660,577
                                                                                   --------------     ---------------

Escrow deposits                                                                           976,000             -

Equipment held for sale or lease, net                                                     541,196             665,321

Prepaid service fees, net                                                               3,007,554           1,417,995

Due from Manager and affiliates, net                                                         -                     38

Other assets                                                                               91,957             -
                                                                                   --------------    ----------------

Total assets                                                                       $  118,187,746    $     20,651,972
                                                                                   ==============    ================

   Liabilities and Members' Equity

Notes payable - non-recourse                                                       $   67,562,822    $       -
Security deposits and other liabilities                                                   468,943             233,524
Deferred income                                                                         1,895,431             -
Refunds payable                                                                            20,000             203,000
Due to Manager and affiliates, net                                                        127,114              50,159
Minority interest in consolidated joint ventures                                        2,422,084             -
                                                                                   --------------     ---------------

Total liabilities                                                                      72,496,394             486,683
                                                                                   --------------     ---------------

Commitments and Contingencies

Members' equity
   Manager (one share outstanding, $1,000 per share original issue price)                 (29,130)             (3,092)
   Additional members (56,089.235 and 23,784.330 shares outstanding,
     $1,000 per share original issue price)                                            45,720,482          20,168,381
                                                                                   --------------    ----------------

Total members' equity                                                                  45,691,352          20,165,289
                                                                                   --------------    ----------------

Total liabilities and members' equity                                              $  118,187,746    $     20,651,972
                                                                                   ==============    ================


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

             Restated Condensed Consolidated Statement of Operations

                                   (unaudited)




                                                          For the Three Months      For the Six Months
                                                          Ended June 30, 2004       Ended June 30, 2004



Revenues
   Rental income                                        $    2,508,287          $     2,784,158
   Net gain on sales of equipment                               18,893                   18,893
                                                        --------------          ---------------

   Total revenues                                            2,527,180                2,803,051


Expenses
   Depreciation expense                                      2,148,406                2,353,982
   Amortization of prepaid service fees                        307,910                  510,260
   Interest expense                                            197,873                   197,873
   Management fees - Manager                                   144,728                  267,694
   Administrative expense reimbursements - Manager             340,777                  531,351
   General and administrative                                   28,039                   47,147
   Minority interest in consolidated joint ventures             17,092                   17,092
                                                        --------------          ---------------

   Total expenses                                            3,184,825                3,925,399
                                                        --------------          ---------------

Net loss                                                $     (657,645)         $    (1,122,348)
                                                        ==============          ================

Net loss allocable to:
   Managing member                                      $       (6,576)         $       (11,223)
   Additional members                                         (651,069)              (1,111,125)
                                                        --------------          ---------------

                                                        $     (657,645)         $    (1,122,348)
                                                        ==============          ================
Weighted average number of additional member
   shares outstanding                                           47,337                   39,223
                                                        ==============          ===============

Net loss per weighted average additional
   member shares                                        $       (13.75)         $        (28.33)
                                                        ==============          ===============




See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

     Restated Condensed Consolidated Statement of Changes in Members' Equity

                     For the Six Months Ended June 30, 2004

                                   (unaudited)

                                 Additional Members' Distributions




                                      Return of    Investment         Additional      Managing
                                       Capital       Income             Members        Member           Total
                                   (Per weighted average share)


Balance at January 1, 2004                                         $    20,168,381  $     (3,092) $   20,165,289

Proceeds from issuance of additional
  member shares (32,304.905 shares)                                      32,304,905         -        32,304,905

Sales and offering expenses                                             (4,175,270)         -        (4,175,270)

Cash distributions to members         $ 37.39       $    -              (1,466,409)      (14,815)     (1,481,224)

Net loss                                                                (1,111,125)      (11,223)     (1,122,348)
                                                                   ---------------  ------------  --------------

Balance at June 30, 2004                                           $    45,720,482  $    (29,130) $   45,691,352
                                                                   ===============  ============  ==============













See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

             Restated Condensed Consolidated Statement of Cash Flows

                     For The Six Months Ended June 30, 2004

                                   (unaudited)


Cash flows from operating activities:

   Net loss                                                            $   (1,122,348)
                                                                       --------------
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Rental income paid directly to lenders by lessees                   (1,772,647)
       Interest expense on non-recourse financing paid directly
         to lenders by lessees                                                197,873
        Depreciation expense                                                2,353,982
       Amortization of prepaid service fees                                   510,260
       Net (gain) on sales of equipment                                       (18,893)
       Minority interest in consolidated joint ventures                        17,092
       Changes in operating assets and liabilities:
         Other assets                                                         (91,957)
         Security deposits and other liabilities                              235,419
         Due to Manager and affiliates, net                                    76,993
                                                                        -------------

         Total adjustments                                                  1,508,122
                                                                        -------------

   Net cash provided by operating activities                                  385,774
                                                                        -------------

Cash flows from investing activities:
   Investment in equipment                                                (28,547,694)
   Services fees paid                                                      (2,099,819)
   Proceeds from sales of equipment                                            61,000

   Net cash used in investing activities                                  (30,586,513)

Cash flows from financing activities:
   Issuance of additional membership shares, net
     of sales and offering expenses paid                                   28,129,635
   Cash distributions to members                                           (1,481,224)
   Minority interest contribution in joint venture, net                     2,404,992
   Refunds payable                                                           (183,000)
                                                                       --------------


   Net cash provided by financing activities                               28,870,403
                                                                       --------------

Net decrease in cash and cash equivalents                                  (1,330,336)

Cash and cash equivalents at beginning of period                           15,908,041
                                                                       --------------

Cash and cash equivalents at end of period                             $   14,577,705
                                                                       ==============




                                                        (continued on next page)

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

       Restated Condensed Consolidated Statement of Cash Flows (Continued)

                     For The Six Months Ended June 30, 2004

                                   (unaudited)


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

For the period ended June 30, 2004, non-cash activities included the following:



Non-cash portion of equipment purchased                       $ 70,057,027

Non-recourse notes assumed in purchase price                   (70,057,027)
                                                              ------------

                                                              $    -
                                                              ============


Other liabilities assumed                                     $     12,500
                                                              ============


Rental income on operating lease receivables
   paid directly to lender by lessee                          $  1,772,647

Deferred income on operating lease receivables paid
   directly to lenders by lessees, net                             919,431

Principal and interest on non-recourse debt paid directly
   to lenders by lessees                                        (2,692,078)
                                                              ------------

                                                              $    -
                                                              =============

Interest expense on non-recourse financing accrued
   or paid directly to lenders by lessees                     $    197,873
                                                              ============








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

     Fees and expenses paid or accrued by the LLC to the Manager or its affiliates for the six months ended June 30, 2004 are as follows:

Prepaid service fees                   $  2,099,819   Capitalized
Organization and offering expenses          944,779   Charged to members' equity
Underwriting commissions                    646,098   Charged to members' equity
Management fees                             267,694   Charged to operations
Administrative expense reimbursements       531,351   Charged to operations
                                       ------------

Total                                  $ 4,489,741
                                       ===========



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

6.  Restatement

     The LLC is filing this Quarterly Report on Form 10-Q/A for the six months ended June 30, 2004 in order to record additional rental income from our consolidated joint venture, ICON Aircraft 46837 LLC ("ICON Aircraft 46837"). While preparing for the filing of Form 10-Q for the nine months ended September 30, 2004, the LLC determined that the rental income calculation made during the prior quarter for ICON Aircraft 46837 was in error. The LLC calculates rental income using the straight line method over the life of the lease. The error created a longer lease life and therefore the LLC recorded less rental income in the prior quarter than was actually earned. The consolidated financial statements for the three and six months ended June 30, 2004 did not include the correct amount of rental income. The table below indicates the impact of this adjustment:

                                       Three Months Ended             Six Months Ended
                                         June 30, 2004                  June 30, 2004
                                         -------------                  -------------

                                    As Reported     Restated        As Reported    Restated
                                    -----------     --------        -----------    --------

Total Revenues                    $  2,343,261    $ 2,527,180    $  2,619,132   $  2,803,057
                                  ============    ===========    ============   ============

Net loss                          $(   788,963)   $(  657,645)   $( 1,253,666)  $( 1,122,348)
                                  ============    ============   ============   ============

Net loss per weighted
 average additional member share  $     (16.50)   $    (13.75)   $     (31.14)  $    (28.33)
                                  ============    ===========    =============  ===========


                                                                        At June 30, 2004
                                                                        -----------------
                                                                  As Reported     Restated
                                                                  -----------     ---------

Total assets                                                     $118,187,746   $ 118,187,746
                                                                 ============   =============

Total liabilities                                                $ 72,627,712   $ 72,496,394
                                                                 ============   ============

Total members' equity                                            $ 45,560,034   $ 45,691,352
                                                                 ============   ============


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

o A 71.4% interest in a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with an expiration of March 2007. The LLC's contribution to the purchase price of the aircraft was $2,656,237 in cash and $12,678,517 in non-recourse debt.

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

Revenues

     Revenues for the three months ended June 30, 2004 were $2,527,180 comprised of rental income of $2,508,287 and net gain on sale of equipment of $18,893. Rental income reflects the increase in operating lease activities. The gain on sale of equipment resulted from sale of equipment that was off-lease.

Expenses of the LLC

     Expenses for the three months ended June 30, 2004 were $3,184,825, comprising primarily of depreciation and amortization expense of $2,456,316, interest expense of $197,873, management fees - Manager of $144,728, administrative expense reimbursements - Manager of $340,777, general and administrative expenses of $28,039, and minority interest of $17,092.

     Our largest expense is depreciation. It is directly related to the acquisition of operating lease assets. Our continued acquisition of operating lease assets will lead to further increases in depreciation expense and other operating expenses.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2004

Net Income/Loss of the LLC

     Net loss for the three months ended June 30, 2004 was $657,645. The net loss per weighted average additional member shares was $13.75.

c.   Results of Operations for the Six Months Ended June 30, 2004

     The LLC commenced active operations on August 22, 2003; therefore, a comparison to the six months ended June 30, 2003 is not discussed.

Revenues

     Revenues for the six months ended June 30, 2004 were $2,803,051 comprised of rental income of $2,784,158 and net gain on sales of equipment of $18,893. Rental income reflects the increase in operating lease activities.

Expenses of the LLC

     Expenses for the six months ended June 30, 2004 were $3,925,399 comprised primarily of depreciation and amortization expense of $2,864,242, interest expense of $197,873, management fees - Manager of $267,694, administrative expense reimbursements - Manager of $531,351, general and administrative expenses of $47,147, and offset by minority interest of $17,092. These expenses reflect an increase in the level of the LLC's activities, as the LLC engaged in additional leasing activities.

     Our largest expense is depreciation. It is directly related to the acquisition of operating lease assets. Our continued acquisition of operating lease assets will lead to further increases in depreciation expense and other operating expenses.

Net Income/Loss of the LLC

     Net loss for the six months ended June 30, 2004 was $1,122,348. The net loss per weighted average additional member shares was $28.33.

d.   Liquidity and Capital Resources

Cash Requirements

     The LLC has sufficient funds necessary to maintain current operations and to continue to invest in business essential assets subject to lease. The LLC is currently focused on increasing cash flow through acquisition of more "income" leases.

Sources of Cash

     Operations

     For the six months ended June 30, 2004, the LLC's primary source of liquidity was from financing activities; specifically from the sale of additional members shares. Proceeds from the issuance of additional members shares, net of sales and offering expenses, were $28,129,635. These funds, as well as funds held in reserve by the LLC, was used primarily in investing activities for the investment in equipment. Equipment subject to operating leases were purchased for $28,547,694. The LLC is expected to continue acquiring equipment subject to lease, and also make other types of related investments.

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

                                  ICON Income Fund Ten, LLC (Registrant)
                                  By its Manager,
                                  ICON Capital Corp.



       November 12, 2004          /s/ Thomas W. Martin
       -----------------          -----------------------------------------
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

Dated:  November 12, 2004

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

Dated:  November 12, 2004

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

Dated:  November 12, 2004



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


Dated:  November 12, 2004



                                    /s/ Thomas W. Martin
                                    -------------------------------------------
                                    Thomas W. Martin
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)
                                    ICON Capital Corp.
                                    Manager of ICON Income Fund Ten, LLC