Form 10-Q
period 2004-09-30
ICON INCOME FUND TEN LLC
filed 2004-11-15
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended            September 30, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________________  to  ____________________

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

                           Consolidated Balance Sheets



                                                                 (Unaudited)
                                                                 September 30,     December 31,
                                                                     2004             2003
                                                                     ----             ----
   Assets

Cash and cash equivalents                                     $   36,873,936     $  15,908,041
Investments in operating leases:
   Equipment, at cost                                             81,458,147         2,880,000
   Accumulated depreciation                                      (4,109,572)          (219,423)
                                                              --------------     ------------

                                                                  77,348,575         2,660,577
                                                              --------------     -------------

Escrow deposits                                                      976,000             -
Equipment held for sale or lease, net                                503,108           665,321
Prepaid service fees, net                                          4,328,238         1,417,995
Due from affiliates                                                  168,593                38
Investments in joint ventures                                        377,607             -
Other assets                                                         132,482             -
                                                              --------------     -------------

Total assets                                                  $  120,708,539     $  20,651,972
                                                              ==============     =============

   Liabilities and Members' Equity

Notes payable - non-recourse                                  $   50,062,856     $       -
Security deposits and other liabilities                              570,604           233,524
Deferred rental income                                             1,226,528             -
Member refunds payable                                                45,000           203,000
Due to Manager and affiliates                                        151,909            50,159
Minority interest                                                  1,304,679             -
                                                              --------------     -------------

Total liabilities                                                 53,361,576           486,683
                                                              --------------     --------------

Commitments and Contingencies

Members' equity:
   Manager (one share outstanding,
    $1,000 per share original issue price)                          (52,656)            (3,092)
   Additional members (83,427.834 and 23,784.330 shares
     outstanding,  $1,000 per share original issue price)         67,399,619        20,168,381
                                                              --------------     -------------

Total members' equity                                             67,346,963        20,165,289
                                                              --------------     -------------

Total liabilities and members' equity                         $  120,708,539     $  20,651,972
                                                              ==============     =============



See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                  For the Period                    For the Period
                                                 For the Three         from         For the Nine         from
                                                 Months Ended    August 22, 2003    Months Ended    August 22, 2003
                                                 September 30,    (Commencement     September 30,   (Commencement
                                                     2004         of Operations)        2004         of Operations)
                                                     ----              to               ----              to
                                                                September 30, 2003               September 30, 2003
                                                                ------------------               ------------------

Revenues:
   Rental income                               $     3,736,412  $         91,930  $     6,520,570  $      91,930
   Interest  income                                     -                  2,856           -               2,856
   Net gain on sale of equipment                        -                 -                18,893         -
   Income from investment in joint venture               3,275            -                 3,275         -
                                               ---------------  ----------------  ---------------   -------------


Total revenues                                       3,739,687            94,786        6,542,738         94,786
                                               ---------------   ---------------  ---------------    ------------

Expenses:
   Depreciation expense                              3,029,065            68,525        5,383,047         68,525
   Amortization of prepaid service fees                458,584            -               968,844         -
   Interest                                            688,135            -               886,008         -
   Management fees - Manager                           192,407            -               460,101         -
   Administrative expense reimbursements
    - Manager                                          319,220            -               850,571         -
   General and administrative                           50,977            30,647           98,124         30,647
   Minority interest                                    11,094            -                28,186         -
                                               ---------------  ----------------  ---------------  -------------

Total expenses                                       4,749,482            99,172        8,674,881         99,172
                                               ---------------  ----------------  ---------------  --------------

Net loss                                       $    (1,009,795) $         (4,386) $    (2,132,143) $      (4,386)
                                               ===============  ================  ===============  =============

Net loss allocable to:
   Managing member                             $       (10,098) $            (44) $       (21,321) $         (44)
   Additional members                                 (999,697)           (4,342)      (2,110,822)        (4,342)
                                               ---------------  ----------------  ---------------  -------------

                                               $    (1,009,795) $         (4,386) $    (2,132,143) $      (4,386)
                                               ===============  ================  ===============  ==============
Weighted average number of
   additional members shares                            70,350             7,259           49,674          7,259
                                                ==============  ================  ===============  =============

Net loss per weighted average
   additional members share                    $        (14.21) $           (.60) $        (42.49) $       (.60)
                                               ===============  ================  ===============  =============





See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

              Consolidated Statement of Changes in Members' Equity

                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)




                                 Additional Members' Distributions
                                 ---------------------------------
                                      Return of    Investment         Additional      Managing
                                       Capital       Income             Members        Member           Total
                                       -------       ------             -------        ------           -----
                                  (Per weighted average share)



Balance at January 1, 2004                                         $    20,168,381  $     (3,092) $   20,165,289

Proceeds from issuance of additional
  member shares (59,678.505 shares)                                     59,678,505            -       59,678,505

Sales and offering expenses                                             (7,512,310)           -       (7,512,310)

Additional member shares redeemed                                          (33,896)           -          (33,896)

Cash distributions to members         $ 56.17       $    -              (2,790,239)      (28,243)     (2,818,482)

Net loss                                                                (2,110,822)      (21,321)     (2,132,143)
                                                                   ---------------  ------------  --------------

Balance at September 30, 2004                                      $    67,399,619  $    (52,656) $   67,346,963
                                                                   ===============  ============= ==============






See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                           For the Period
                                                                                        from August 22, 2003
                                                                          For The Nine     (Commencement
                                                                          Months Ended     of Operations)
                                                                          September 30,   to September 30,
                                                                              2004             2003
                                                                              ----             ----
Cash flows from operating activities:
  Net loss                                                             $   (2,132,143)    $       (4,386)
                                                                       ---------------    ---------------

Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Rental income paid directly to lenders by lessees                   (4,700,646)         -
       Interest expense on non-recourse financing paid directly
         to lenders by lessees                                                886,008          -
       Depreciation expense                                                 5,383,047             68,525
       Amortization of prepaid service fees                                   968,844          -
       Gain on sale of equipment                                              (18,893)         -
       Income from investment in joint venture                                 (3,275)         -
       Minority interest                                                       28,186          -
       Changes in operating assets and liabilities:
         Other assets                                                        (132,482)         -
         Security deposits and other liabilities                              150,231          -
         Deferred rental income                                               478,262          -
         Due to Manager and affiliates, net                                    99,470            174,929
                                                                       ---------------    ---------------

       Total adjustments                                                    3,138,752            243,454
                                                                       ---------------    ---------------

Net cash provided by operating activities                                    1,006,609           239,068
                                                                       ---------------    ---------------

Cash flows from investing activities:
   Investments in operating leases,
     net of security deposits assumed                                     (29,857,650)        (2,730,000)
   Investment in equipment held for sale or lease                              -                (720,000)
   Prepaid services fees paid                                              (3,879,087)         -
   Proceeds from sale of equipment                                             61,000          -
   Sale of interest in joint venture                                        2,130,604          -
                                                                       ---------------    ---------------

Net cash used in investing activities                                     (31,545,133)        (3,450,000)
                                                                       ---------------    ---------------

Cash flows from financing activities:
   Issuance of additional members shares, net of
     sales and offering expenses paid                                      52,166,195          7,486,479
   Cash distributions to members                                           (2,818,482)           (44,237)
   Member shares redeemed                                                     (33,896)         -
   Minority interest contribution in consolidated joint venture             2,348,602          -
   Member refunds payable                                                    (158,000)         -
                                                                       --------------     --------------

Net cash provided by financing activities                                  51,504,419          7,442,242
                                                                       --------------     --------------

Net increase in cash and cash equivalents                                  20,965,895          4,231,310

Cash and cash equivalents at beginning of period                           15,908,041              1,000
                                                                       --------------     --------------

Cash and cash equivalents at end of period                             $   36,873,936     $    4,232,310
                                                                       ==============     ==============



                                                        (continued on next page)

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

Supplemental disclosures of non-cash investing and financing activities:
------------------------------------------------------------------------


                                                                                              For The Period
                                                                                           From August 22, 2003
                                                                          For The Nine       (Commencement Of
                                                                          Months Ended        Operations) to
                                                                          September 30,        September 30,
                                                                              2004                  2003
                                                                              ----                  ----

Non-cash portion of equipment purchased                                $     70,057,207      $          -

Non-recourse notes assumed in purchase of operating leases                  (70,057,207)                -
                                                                       ----------------      -----------------

                                                                       $         -           $          -
                                                                       ================      =================


Equipment transferred  in connection with                              $    (15,216,101)     $          -
   the execution of an option agreement

Non-recourse notes transferred in connection with
   the execution of an option agreement                                       15,216,101                -
                                                                       -----------------     ------------------

                                                                       $         -           $          -
                                                                       ------------------    -----------------


Other liabilities assumed in connection with
   the acquisition of equipment                                        $        (152,849)               -
                                                                       =================     ==================


Rental income from operating leases
   paid directly to lender by lessee                                   $       4,700,646     $          -

Deferred rental income on operating leases
   paid directly to lenders by lessees, net                                      919,431                -

Principal and interest on non-recourse debt paid directly
   to lenders by lessees                                                      (5,620,077)               -
                                                                       -----------------     ------------------

                                                                       $           -         $          -
                                                                       =================     =================

Interest expense on non-recourse financing accrued
   or paid directly to lenders by lessees                              $         886,008     $          -
                                                                       =================     =================



See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

1.   Basis of Presentation and Consolidation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the LLC's 2003 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The accompanying consolidated financial statements include the accounts of ICON Income Fund Ten, LLC and its ownership interest in ICON GeicJV at September 30, 2004 and for the period April 30, 2004 through September 30, 2004 and ICON Aircraft 46837, LLC for the period from April 1, 2004 to June 30, 2004. All intercompany balances and transactions have been eliminated in consolidation.

2.   Organization

     ICON  Income  Fund Ten,  LLC (the "LLC") was formed on January 2, 2003 as a
Delaware limited liability company for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

     The Manager of the LLC, ICON Capital Corp. (the "Manager"), is a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of a management agreement with the LLC.

     The initial capitalization of the LLC was $1,000 provided by the Managing Member, which is also a member. The LLC is offering membership interests on a "best efforts" basis with the intention of raising up to $150,000,000 of capital. The LLC had its initial closing on August 22, 2003 when it admitted additional members holding 5,065.736 member shares, representing $5,065,736 in capital contributions. At September 30, 2004 the LLC had admitted additional members holding 78,362.098 member shares (net of 33.896 additional member shares redeemed), representing $78,362,098 in capital contributions. Since commencement of operations on August 22, 2003, total capital contributions and additional member shares are $83,427,834 and 83,427.834, respectively.

3.   Investments in Joint Ventures

     An investment where the LLC owns 50% or less of the ownership interest of another entity is recorded using the equity method. Under this method, the initial investment is recorded at cost and is increased or decreased to reflect the LLC's share of income, losses and dividends actually paid. An investment where the LLC owns more than 50% of the ownership interest of another entity is consolidated with the LLC and minority interest is recorded to reflect the ownership of the minority venturer.

     Minority Interest

     Minority interest represents the minority venturer's proportionate share of the equity of ICON GeicJV, which was 26% at September 30, 2004. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

4.   Joint Ventures

     The LLC and its affiliates formed two joint ventures, discussed below, for the purpose of acquiring and managing various assets. The LLC and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The LLC and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

     The joint venture described below is majority owned and is consolidated with the LLC.

     ICON GeicJV
     -----------

     On April 30, 2004 the LLC and ICON Income Fund Nine, LLC ("Fund Nine"), an entity also managed by ICON Capital Corp., formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment on a three year lease with Government Employees Insurance Company ("GEICO"). The LLC paid $4,330,626, in cash, for its 74% ownership interest in the joint venture. The LLC has a right of first refusal to purchase the equipment, on a pro-rata basis, if Fund Nine desires to sell its interest in the equipment or joint venture.

     The joint venture described below is less than 50% owned and is accounted for under the equity method.

     ICON Aircraft 46837, LLC
     ------------------------

     On March 31, 2004 the LLC and ICON Income Fund Eight A L.P. ("Fund Eight A"), an entity also managed by ICON Capital Corp., formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 33 months. The LLC acquired a 71.4% ownership interest in this joint venture for a total of $2,466,226 in cash. The aircraft owned by ICON Aircraft 46837 is subject to non-recourse debt which accrues interest at 4.0% per annum and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx. Legal fees of $36,050 were also paid and capitalized as part of the cost of the aircraft. Subsequent to closing, an additional $202,571 in bank fees and legal expenses were paid and capitalized as part of the cost of the aircraft.

     In connection with the formation of the joint venture, Fund Eight A acquired an option from the LLC to acquire an additional 61.4% ownership interest in ICON Aircraft 46837 from the LLC. During the third quarter 2004, this option was exercised by Fund Eight A and the LLC sold 61.4% of its ownership interest to Fund Eight A. The exercise price was $2,296,879 and the LLC received $2,130,604 and is due another $166,275. There was no gain or loss on this transaction. The LLC now accounts for this investment using the equity method of accounting.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

     Information as to the unaudited results of operations of ICON Aircraft 46837 for the nine months ended September 30, 2004 is summarized below:

Net income                                           $          53,716
                                                     =================
Partnership's share of net income                    $           3,275
                                                     =================
Contributions                                        $       3,722,347
                                                     =================
Partnership's share of net contributions             $         359,360
                                                     =================

5.  Related Party Transactions

     The LLC has entered into certain agreements with ICON Securities Corp., a subsidiary of the Manager, and the Manager whereby the LLC pays certain fees and reimbursements to those parties.

     Fees and expenses paid or accrued by the LLC to the Manager or its affiliates for the nine months ended September 30, 2004 and for the period from August 22, 2003 (commencement of operations) to September 30, 2003 are as follows:


                                           2004            2003
                                           ----            ----

Prepaid service fees                    $  3,879,087    $   608,276    Capitalized
Organization and offering expenses         1,544,484        327,533    Charged to members' equity
Underwriting commissions                   1,193,565        187,162    Charged to members' equity
Management fees                              460,101           -       Charged to operations
Administrative expense reimbursements        850,571           -       Charged to operations
                                        ------------    -----------

Total                                   $  7,927,808    $ 1,122,971
                                        ============    ===========


     Included in the balance sheet item Due to Manager and affiliates is a net payable of $70,515 due to the Manager for sales and offering expenses, $25,004 due to ICON Securities Corp. for underwriting commissions, $56,390 due to Fund Nine for a joint venture investment, $166,275 due from Fund Eight A for the sale of a portion of the LLC's interest in a joint venture and $2,318 due from ICON Income Fund Eight B L.P. ("Fund Eight B") for operating expenses.

     As part of the Comerica Bank Loan and Security Agreement, there is a Contribution Agreement between the LLC, ICON Cash Flow Partners L.P. Seven, Fund Eight A, Fund Eight B and Fund Nine (each a "Borrower" and collectively, "the Borrowers"). Under the Contribution Agreement each Borrower is jointly and severalty liable for all amounts outstanding to Comerica Bank. The Contribution Agreement allows a Borrower to repay another Borrowers obligation to Comerica Bank so long as the repaid amounts are promptly reimbursed to the paying Borrower. The LLC currently has no borrowings under this agreement.

6.  Investments in Operating Leases and Notes Payable - Non-Recourse

     During June 2004, the LLC, through two wholly-owned special purpose entities, ICON Containership I, LLC and ICON Containership II, LLC, acquired two shipping container vessels from ZIM Israel Navigation Co., Ltd. ("ZIM"). The LLC simultaneously entered into a bareboat charter agreement with ZIM for the use of each of the vessels. The bareboat charter agreement expires June 23, 2009, with an option to extend the lease for two one-year extensions.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

6. Investments in Operating Leases and Notes Payable - Non-Recourse - continued

     The purchase price of the vessels was $70,700,000 which was funded with cash of $18,400,000 and the assumption of non-recourse debt of $52,300,000. The non-recourse debt is cross collateralized with a fixed interest rate of 5.36% per annum and matures in July 2009. The lenders have a security interest in the vessels and an assignment of the rental payments under the lease with ZIM. Bank fees, legal fees and other expenses of $563,150 were also paid and capitalized as part of the acquisition cost of the vessels. The outstanding non-recourse debt balance was $50,062,856 at September 30, 2004.

     During July 2004, the LLC purchased additional equipment subject to operating leases for $1,309,951 in cash. The equipment consists of Hussman refrigeration equipment which is on lease to P.W. Supermarkets, Inc. The monthly rental payment is $44,411 for a three-year period, commencing August 6, 2004, with an option to extend the lease for one additional year.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes included in the LLC's annual report on Form 10-K dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the cargo delivery industry; changing customer demands for vessel and aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations, such as Israel; foreign currency fluctuations; and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

     We are an equipment leasing business formed on January 2, 2003 and began active operations on August 22, 2003. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be borrowed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We expect to invest most of the net proceeds from this offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time until five years from the date we complete the current offering of membership. That time frame is called the "reinvestment period", which we may extend at our discretion for an additional three years. After the "reinvestment period", we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period". If we believe it would benefit investors to reinvest our cash flow in equipment during the liquidation period, we may do so, but we will not receive any additional fees in connection with such reinvestments. Our goal is to complete the liquidation period in three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, an investor should expect to hold his shares for at least 10 years from the time he invests.

     Our current equipment portfolio, which we own directly or through joint venture investments with affiliates, consists of the following:

o Boeing 767 aircraft rotables and accessories, of which approximately 80% are on lease to Flugfelagid Atlanta hf, which is doing business as Air Atlanta Icelandic ("Air Atlanta") with a lease expiration date of November 30, 2004. This portion of the equipment is currently in the process of being remarketed. The remaining 20% was on lease with Air Atlanta, but is now being held for sale or lease and has a net book value of $503,108. The equipment was originally purchased for $3,600,000 in cash.

o Two (2) 3,300 TEU container vessels, on bareboat charter lease to ZIM Israel Navigation Co. Ltd. ("ZIM"). The expiration of the bareboat charter is June 23, 2009. The purchase price for the vessels was $70,700,000 comprised of (i) $18,400,000 in cash, and (ii) $52,300,000 of non-recourse debt.

o A 74% interest in information technology equipment -- such as Sun servers, HP servers, Dell desktop computers, and Panasonic laptop computers -- which are subject to a three year lease with Government Employees Insurance Company ("GEICO"). The expiration of the lease is March 31, 2007. Our share of the purchase price was $4,330,626 in cash.

o A 10% interest in a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with an expiration of March 2007. Our original contribution to the purchase price of the aircraft was $2,656,237 in cash and $12, 678,517 in non-recourse debt.

o Hussman refrigeration equipment on lease to P.W. Supermarkets, Inc. ("PW Supermarkets") with an expiration date of July 2007. The equipment was originally purchased for $1,309,951 in cash.

     Substantially all of our recurring operating cash flows are generated from the operations of the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the liquidation period). We anticipate increases in cash available for distributions to investors from the acquisition of more single-investor transactions.

     From January 1, 2004 through September 30, 2004, we raised approximately $59,678,000 through the issuance of approximately 59,678 units. At September 30, 2004, approximately 66,500 units remain available for sale pursuant to the offering agreement.

Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

     General Economic Conditions

     The U.S. economy appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. We foresee an increase in capital spending by corporations through 2007 which should increase the pool of available secondary market leases, and to that end, we believe there will be more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

 Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently on the downside of a business cycle and this has resulted in depressed sales prices for assets such as our aircraft interests. It does not appear that the industry will recover significantly in the very near future, although we are optimistic that within two to three years, there will be a recovery. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft and its rotables to be even less than suggested by recent appraisals.

     b. Results of Operations for the Three Months Ended September 30, 2004 and for the Period from August 22, 2003 (Commencement of Operations) to September 30, 2003

Revenues

     Revenues for the three months ended September 30, 2004 ("2004 Quarter") were $3,739,687, comprised of rental income of $3,736,412 and a gain from investment in joint ventures of $3,275. Revenues for the period from August 22, 2003 (commencement of operations) to September 30, 2003 ("2003 Quarter") were $94,786, comprised of rental income of $91,930 and interest income of $2,856. The increase in revenues from the 2003 Quarter to the 2004 Quarter reflects the overall increase in both income and growth leases. The GEICO lease is an income lease while the ZIM leases and FedEx lease are growth leases.

     ------------------------------ --------------------- ------------------
                                         2004 Quarter         2003 Quarter
     ------------------------------ --------------------- ------------------
     ------------------------------ --------------------- ------------------
     Total Revenue                        $3,739,687            $94,786
     ------------------------------ --------------------- ------------------
     ------------------------------ --------------------- ------------------
     Rental income                        3,736,412              91,930
     ------------------------------ --------------------- ------------------
     ------------------------------ --------------------- ------------------
     Interest income                          -                  2,856
     ------------------------------ --------------------- ------------------
     ------------------------------ --------------------- ------------------
     Income from investment in
     joint venture                          3,275                  -
     ------------------------------ --------------------- ------------------

Expenses

     Expenses for the 2004 Quarter were $4,749,482, comprised of depreciation and amortization expense of $3,487,649, interest expense of $688,135, management fees - Manager of $192,407, administrative expense reimbursements - Manager of $319,220, general and administrative expenses of $50,977, and minority interest of $11,094. Expenses for the 2003 Quarter were $99,172, comprised of depreciation of $68,525 and general and administrative expenses of $30,647.

     Our largest expense is depreciation and amortization. It is directly related to the acquisition of operating lease assets. Our continued acquisition of operating lease assets will lead to further increases in depreciation and amortization expense and other operating expenses.

---------------------------------------- -------------- -----------------------
                                          2004 Quarter          2003 Quarter
---------------------------------------- -------------- -----------------------
---------------------------------------- -------------- -----------------------
Total Operating Expenses                   $4,749,482             $99,172
---------------------------------------- -------------- -----------------------
---------------------------------------- -------------- -----------------------
Depreciation and amortization               3,487,649              68,525
---------------------------------------- -------------- -----------------------
---------------------------------------- -------------- -----------------------
Interest                                     688,135                 -
---------------------------------------- -------------- -----------------------
---------------------------------------- -------------- -----------------------
Management fees                              192,407                 -
---------------------------------------- -------------- -----------------------
---------------------------------------- -------------- -----------------------
Administrative expense reimbursements        319,220                 -
- Manager
---------------------------------------- -------------- -----------------------
---------------------------------------- -------------- -----------------------
General and administrative                   50,977                30,647
---------------------------------------- -------------- -----------------------
---------------------------------------- -------------- -----------------------
Minority interest                            11,094                  -
---------------------------------------- -------------- -----------------------

Net Income/Loss

     Net loss for the 2004 Quarter and the 2003 Quarter was $1,009,795 and $4,386, respectively. The net loss per weighted average additional member shares was $14.21 and $.60 for the 2004 Quarter and 2003 Quarter, respectively. The increase in net loss in the 2004 Quarter as compared to the 2003 Quarter is due solely to the fact that we began our reinvestment phase of our operations on August 22, 2003 and therefore had minimal operations for the 2003 Quarter.

-------------------------------- --------------- --------------------------
                                  2004 Quarter             2003 Quarter
-------------------------------- --------------- --------------------------
-------------------------------- --------------- --------------------------
Net loss                           $1,009,795                 $4,386
-------------------------------- --------------- --------------------------
-------------------------------- --------------- --------------------------
Net loss per weighted average
number of additional members
shares                                  14.21                   0.60
-------------------------------- --------------- --------------------------

     c. Results of Operations for the Nine Months Ended September 30, 2004 and for the Period from August 22, 2003 (Commencement of Operations) to September 30, 2003

Revenues

     Revenues for the nine months ended September 30, 2004 ("2004 Period") were $6,542,738, comprised of rental income of $6,520,570, net gain on sales of equipment of $18,893, and income from investments in joint ventures of $3,275. Revenues for the period from August 22, 2003 (commencement of operations) to September 30, 2003 ("2003 Period") were $94,786, comprised of rental income of $91,930 and interest income of $2,856. The increase in revenues from the 2003 Period to the 2004 Period reflects the overall increase in both income and growth leases. The GEICO lease is an income lease while the ZIM leases and FedEx lease are growth leases.

-------------------------------- --------------- -----------------------
                                    2004 Period            2003 Period
-------------------------------- --------------- -----------------------
-------------------------------- --------------- -----------------------
Total Revenue                       $6,542,738               $94,786
-------------------------------- --------------- -----------------------
-------------------------------- --------------- -----------------------
Rental income                        6,520,570                91,930
-------------------------------- --------------- -----------------------
-------------------------------- --------------- -----------------------
Interest income                          -                    2,856
-------------------------------- --------------- -----------------------
-------------------------------- --------------- -----------------------
Net gain on sale of equipment           18,893                   -
-------------------------------- --------------- -----------------------
-------------------------------- --------------- -----------------------
Income from investment in
joint ventures                           3,275                    -
-------------------------------- --------------- -----------------------

Expenses

     Expenses for the 2004 Period were $8,674,881, comprised primarily of depreciation and amortization expense of $6,351,891, interest expense of $886,008, management fees - Manager of $460,101, administrative expense reimbursements - Manager of $850,571, general and administrative expenses of $98,124 and minority interest of $28,186. Expenses for the 2003 Period were $99,172 comprised of depreciation of $68,525 and general and administrative expenses of $30,647.

     Our largest expense is depreciation and amortization. It is directly related to the acquisition of operating lease assets. Our continued acquisition of operating lease assets will lead to further increases in depreciation and amortization expense and other operating expenses.

---------------------------------------- -------------- ---------------------
                                           2004 Period          2003 Period
---------------------------------------- -------------- ---------------------
---------------------------------------- -------------- ---------------------
Total Operating Expenses                   $8,674,881             $99,172
---------------------------------------- -------------- ---------------------
---------------------------------------- -------------- ---------------------
Depreciation and amortization               6,351,891              68,525
---------------------------------------- -------------- ---------------------
---------------------------------------- -------------- ---------------------
Interest                                     886,008                 -
---------------------------------------- -------------- ---------------------
---------------------------------------- -------------- ---------------------
Management fees                              460,101                 -
---------------------------------------- -------------- ---------------------
---------------------------------------- -------------- ---------------------
Administrative expense reimbursements
- Manager                                    850,571                 -
---------------------------------------- -------------- ---------------------
---------------------------------------- -------------- ---------------------
General and administrative                   98,124                30,647
---------------------------------------- -------------- ---------------------
---------------------------------------- -------------- ---------------------
Minority interest                            28,186                  -
---------------------------------------- -------------- ---------------------

Net Loss

     Net loss for the 2004 Period and the 2003 Period was $2,132,143 and $4,386, respectively. The net loss per weighted average additional member shares was $42.49 and $.60 for the 2004 Quarter and 2003 Quarter, respectively. The increase in net loss in the 2004 Period as compared to the 2003 Period is due solely to the fact that we began our reinvestment phase of our operations on August 22, 2003 and therefore had minimal operations for the 2003 Period.


-------------------------------- ----------------- -----------------------
                                     2004 Period             2003 Period
-------------------------------- ----------------- -----------------------
-------------------------------- ----------------- -----------------------
Net loss                              $2,132,143                $4,386
-------------------------------- ----------------- -----------------------
-------------------------------- ----------------- -----------------------
Net loss per weighted average
number of additional members
shares
                                          42.49                   0.60
-------------------------------- ----------------- -----------------------

d.   Liquidity and Capital Resources

Cash Requirements

     We have sufficient funds necessary to maintain current operations and to continue to invest in business essential assets subject to lease. We are currently focused on increasing cash flow through acquisition of more "income" leases.

Sources of Cash

     Operations

     For the nine months ended September 30, 2004, our primary source of liquidity was from financing activities; specifically from the sale of additional members' shares. Proceeds from the issuance of additional members' shares, net of sales and offering expenses, were $52,166,195. These funds, as well as funds held in reserve by us, were used primarily in investing activities for the investment in equipment. Equipment subject to operating leases was purchased for $26,125,301. We expect to continue acquiring equipment subject to lease, and also make other types of related investments.


Financings and Recourse Borrowings

     Certain affiliates of ours, specifically; ICON Income Fund Nine, LLC; ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Cash Flow Partners L.P. Seven (collectively, the "Initial Funds"), are parties to a Loan and Security Agreement dated as of May 30, 2002, as amended (the "Loan Agreement"). Under the terms of the Loan Agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Such Loan Agreement, effective August 5, 2004, was amended to add us as a borrower to the Loan Agreement. The expiration of the Loan Agreement is December 31, 2004.

     In connection with the Loan Agreement, the Initial Funds previously entered into a Contribution Agreement dated as of May 30, 2002, as amended (the "Contribution Agreement"). Pursuant to the Contribution Agreement, the Initial Funds agreed to restrictions on the amount and the terms of their respective borrowings under the Loan Agreement in order to minimize the unlikely risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will promptly make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Initial Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. In order to facilitate our addition to the Contribution Agreement, the Funds entered into a Second Amended and Restated Contribution Agreement effective as of August 5, 2004. The Second Amended and Restated Contribution Agreement contain substantially identical terms and limitations as did the original Contribution Agreement.

     Aggregate borrowings by all funds under the line of credit agreement amounted to $9,417,992 at September 30, 2004. We currently have no borrowings under this line.

Distributions

     We made cash distributions to members of $2,818,482 during the nine months ended September 30, 2004. Such distributions are reflected as a return of capital, as we recorded a loss for the period.

Capital Resources

     We are an investment vehicle formed for the purpose of acquiring and owning equipment leases and the related business essential equipment. At September 30, 2004, we were holding net offering proceeds of approximately $36,870,000 available for such investments. At this time, the Manager is unaware of any specific need requiring capital resources to us.

Uncertainties

     At September 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which we believe are likely to have a material effect on liquidity. As cash is realized from the continued offering, operations, or borrowings, we will continue to invest in additional leasing transactions, while retaining sufficient cash to meet our reserve requirements and recurring obligations.

e.   Inflation and Interest Rates

     The potential effect of inflation on us is difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. The cost of equipment acquisitions could increase with inflation and revenues from existing leases would not generally increase with inflation, as we do not currently have or expect to have rent escalation clauses tied to inflation in our leases. Nevertheless, the anticipated proceeds from residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow generated from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We are exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by us.

     We attempt to manage our interest rate risk by obtaining fixed rate debt either directly or through its joint ventures. The fixed rate debt service obligations are matched with fixed rate lease receivable streams generated by the leases.

     We attempt to manage its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds received through re-lease or sale of equipment.

Item 4.   Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our Manager, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during the third quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
-------------------------

     From time-to-time, in the ordinary course of business, we are involved in legal actions when necessary to protect or enforce our rights. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against the Partnership.

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

(b)  Report on Form 8-K

     We filed a Current Report on Form 8-K, dated July 13, 2004, which furnished a narrative on the recently completed ZIM acquisition. As well, it announces that the LLC filed a Supplement No. 2 to its Prospectus in order to disclose acquisitions and to provide clarifications related to fees charged by the Manager.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ICON Income Fund Ten, LLC (Registrant)
                                  By its Manager,
                                  ICON Capital Corp.



       November 15, 2004          /s/ Thomas W. Martin
   ------------------------       -----------------------------------
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

Dated:  November 15, 2004

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

Dated:  November 15, 2004

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

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Ten, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), that, to the best of my knowledge and belief:

     (1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Ten, LLC.

Dated:  November 15, 2004



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

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Ten, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Ten, LLC.


Dated:  November 15, 2004



/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC