Form 10-K
period 2004-12-31
ICON INCOME FUND TEN LLC
filed 2005-04-14
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended            December 31, 2004
                          ------------------------------------------------------
                                           or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                            333-103503
                       ---------------------------------------------------------

                            ICON Income Fund Ten, LLC
             (Exact name of registrant as specified in its charter)

                  Delaware                                     35-2193184
--------------------------------------------         ---------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification Number)

             100 Fifth Avenue, 10th floor, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (212) 418-4700
                                                   -----------------------------

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for shares of the registrant.

                                Table of Contents




Item

PART I

1.  Business                                                                          3

2.  Properties                                                                        8

3.  Legal Proceedings                                                                 8

4.  Submission of Matters to a Vote of Security Holders                               8

PART II

5.  Market for the Registrant's Securities and Related Security Holder Matters        8

6.  Selected Financial Data                                                           9

7.  Manager's Discussion and Analysis of Financial
     Condition and Results of Operations                                          10-22

7A. Qualitative and Quantitative Disclosures About Market Risk                       22

8.  Financial Statements                                                          23-43

9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                            44

9A. Controls and Procedures                                                         44

PART III

10. Directors and Executive Officers of the Registrant's Manager                  44-45

11. Executive Compensation                                                        45-46

12. Security Ownership of Certain Beneficial Owners and Management                   46

13. Certain Relationships and Related Transactions                                   46

14. Principal Accountant Fees and Services                                           46

PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                  47

SIGNATURES                                                                           48

         Certifications                                                           49-51



                                     PART I

Item 1. Business

     General Development of Business

     ICON Income Fund Ten, LLC (the "LLC") was formed on January 2, 2003 as a Delaware limited liability company. When used in this report, the terms "we" "us" and "our" refers to the LLC.

     Our initial capitalization was $1,000 contributed by the Managing Member, ICON Capital Corp. We ceased accepting new capital contributions on April 5, 2005, and except for a small amount of member shares reserved for issuance to existing investors for reinvestment of April's distributions, we have sold all of our member shares at April 5, 2005 and terminated the offering. We were declared effective by the Securities and Exchange Commission on June 2, 2003. Our initial closing was on August 22, 2003 when we admitted 5,065.736 additional members shares, representing $5,065,736 in capital contributions. For the year ended December 31, 2004 and for the period from August 22, 2003 (commencement of operations) through December 31, 2003, we admitted 85,192.914 and 23,784.330 additional members shares, respectively, representing capital contributions of $85,192,914 and $23,784,330, respectively. From August 22, 2003 (commencement of operations) through December 31, 2004 we redeemed 115.910 additional member shares for $110,026. From December 31, 2004 through March 31, 2005, we admitted 34,585.364 additional member shares representing capital contributions of $34,585.364. The LLC will continue until December 31, 2023, unless terminated sooner.

     Our  Manager  is  ICON  Capital  Corp.  (the   "Manager"),   a  Connecticut
corporation. The Manager manages and controls the business affairs of our equipment leases and financing transactions under the terms of a management agreement.

     Segment Information

     We have only one operating segment: the business of acquiring and managing equipment subject to leases with companies that we believe to be creditworthy.

     Narrative Description of Business

     We are an equipment leasing income fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our members. To achieve this objective we intend to: (i) acquire a diversified portfolio of leases and financing transactions; (ii) make monthly cash distributions to our members commencing with each member's admission to the LLC;
(iii) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) sell our investments and distribute the cash from sales of such investments to our members.

     During 2004, we were still in our offering period and sold 85,192.914 additional member shares totaling $85,192,914. At December 31, 2004 and 2003, we had total assets of $137,518,353 and $20,651,972, respectively. During the year ended December 31, 2004, our total revenue was $10,320,406, which was derived from four leases which accounted for 98% of our rental income. We incurred a net loss for the year ended December 31, 2004 of $3,183,857. For the period from August 22, 2003 (commencement of operations) through December 31, 2003, we sold 23,784.330 additional member shares totaling $23,784,330 and our total revenue was $370,684 which was derived from one lease. We incurred a net loss for the period from August 22, 2003 (commencement of operations) through December 31, 2003 of $133,271.

     We have no direct employees. The Manager has full and exclusive control over our management and operations.

     Our Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     Lease Transactions

     We entered into transactions for the year ended December 31, 2004 and for the period from August 22, 2003 (commencement of operations) through December 31, 2003, as follows:

     1979 McDonnell Douglas DC-10-30F Aircraft

     During March 2004, we and ICON Income Fund Eight A L.P. ("Fund Eight A"), an entity also managed by the Manager, formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 36 months. We acquired a 71.4% ownership interest in this joint venture for a total of approximately $2,466,000 in cash. The aircraft owned by ICON Aircraft 46837 is subject to non-recourse debt which accrues interest at 4.0% per year and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx.

     In connection with the formation of the joint venture, Fund Eight A acquired an option from us for $10,000 to acquire an additional 61.4% ownership interest in ICON Aircraft 46837. During the third quarter 2004, this option was exercised by Fund Eight A and we sold 61.4% of our ownership interest to Fund Eight A. The exercise price was approximately $2,297,000.

     FedEx is a global provider of transportation, e-commerce and supply chain management services. Services offered by its companies include worldwide express delivery, ground small-package delivery, less-than-truck load freight delivery, express delivery, global logistics, supply chain management and customs brokerage, as well as trade facilitation and electronic commerce solutions. This information was obtained from http://www.hoovers.com.

     3,300 TEU Container Vessels

     During June 2004, we acquired, through two wholly-owned subsidiaries, ICON Containership I, LLC and ICON Containership II, LLC, a 100% interest in two 3,300 TEU container vessels, the 1991 ZIM Korea and the 1990 ZIM Canada (collectively, the "Vessels") from ZIM Israel Navigation Co., Ltd. ("ZIM") and simultaneously entered into bareboat charter agreements with ZIM for the
Vessels. The purchase price for the Vessels was approximately $70,700,000, comprised of (i) approximately $18,400,000 cash, and (ii) approximately $52,300,000 of non-recourse indebtedness. The indebtedness has a five-year term and bears interest at a variable interest rate of the London Interbank Offering Rate ("LIBOR") plus 1.50%. Simultaneously with the closing we entered into an interest rate swap with Fortis Bank in which the variable interest rate was swapped for fixed interest rates of 5.36% per year. The lender has a security interest in the Vessels and an assignment of the rental payments under the lease.

     During December 2004, we entered into a Memorandum of Agreement with ZIM to purchase a third 3,300 TEU container vessel, the ZIM Italia (the "Italia Vessel") which is subject to a five year bareboat charter with ZIM. The Italia Vessel is owned by ICON Containership III, LLC, a wholly-owned subsidiary of
     ours.The purchase price for the Italia Vessel was $35,350,000, comprised of
(i) approximately $9,200,000 cash and (ii) approximately $26,150,000 of non-recourse debt. The non-recourse debt has a five year term and bears interest at a variable interest rate of LIBOR plus 1.50% per year. On December 30, 2004, we entered into a Commitment Agreement with Fortis Capital Corp., which arranged the financing for the acquisition of the Italia Vessel. Simultaneously with the closing we entered into an interest rate swap with Fortis Bank in which the variable interest rate was swapped for fixed interest rates of 5.80% per year. The lender has a security interest in the Italia Vessel and an assignment of the rental payments under the lease with ZIM. The Italia Vessel was delivered in January 2005.

     ZIM is owned by the ZIM Israel Corporation Ltd., which is one of the largest container-shipping companies in the world and the flagship of Israeli shipping. ZIM offers transportation services along most of the major international trading routes to customers throughout the world. From its corporate headquarters in Haifa, it operates an intermodal system which combines sea, land and air transportation services around the world. It ranks tenth among the world's container service operators and fifteenth as a maritime container operator. The ultimate parent, the Ofer Group, is the 6th largest maritime tonnage supplier on a global basis. This information was obtained from ZIM's website.

     Through its subsidiaries, ZIM offers ancillary services such as shipping agencies, storage and distribution, forwarding, and land transportation. Its sophisticated information and communication network enables ZIM to locate and control, at any time, the exact whereabouts of every shipment to optimize the loading of containers and to facilitate the planning of schedules. This information was obtained from ZIM's website.

     Refrigeration Equipment

     During July 2004, we purchased Hussman refrigeration equipment which is on lease to P.W. Supermarkets, Inc. The lease is for a three year period, commencing August 6, 2004, with an option to extend the lease for one additional year. The purchase price of this equipment was approximately $1,310,000 in cash.

     P.W. Supermarkets operates ten supermarkets throughout the South Bay area of California, including Gilroy and Castro Valley, California. These are relatively small, strip center supermarkets. This information was obtained from the P.W. Supermarkets website. The equipment consists of various supermarket refrigeration equipment including refrigerated and freezer cases along with its accessories like condenser box coils, protocols and satellite compressors.

     Noritsu QSS 3011 Digital Mini-Labs


     During December 2004, the LLC entered into an Assignment Agreement with Imaging Financial Services, Inc., an affiliate of G.E. Capital Corp., for the purchase of 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The monthly base rental payments are $241,451. The lease terms have approximately 35, 36, and 45 months remaining. The purchase of this equipment occurred simultaneously with the execution of the Assignment Agreement. The purchase price of this equipment was approximately $9,203,000 in cash.

     The Noritsu QSS-3011 Digital Mini-lab delivers outstanding performance and high-quality output using its laser exposure system and the Noritsu's multi-paper matching technology. The Noritsu QSS-3011 Digital Mini-lab has received awards such as: Digital Imaging Marketing Association (DIMA) 2004 Innovative Digital Product Award; Digital Printer Shoot-Out RA4 Digital Printer Award (in conjunction w/ Kodak DLS software and Edge Paper); and Photographic Processing Magazine Top Digital Mini-lab of the Year (2003). This information was obtained from a Noritsu equipment brochure.

     Rite Aid Corporation, founded in 1958, is the number three drugstore chain by revenue and number of stores in the United States. It runs nearly 3,400 drugstores in twenty-eight states and Washington, DC with a total of almost 73,000 employees. Rite Aid stores fill prescriptions and sell health and beauty aids, convenience foods, provide one-hour photo development services, and other general merchandise, including more than 2,100 private-label products. About half of the Rite Aid stores are freestanding facilities that are not attached to any other establishments. This information was obtained from http://www.hoovers.com.

     Mitel Networks 3340 Global Branch Office Solution Phone Systems

     During December 2004, we entered into an Assignment Agreement with The CIT Group/Equipment Financing, Inc. for the purchase of a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The purchase occurred simultaneously with the execution of the Assignment Agreement. The lease expires in December 2008. The purchase price was approximately $2,976,000 in cash.

     During March 2005, we entered into a second Assignment Agreement with The CIT Group/Equipment Financing, Inc. for the purchase of an additional Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The lease expires in December 2009. The purchase price was approximately $1,174,000 in cash.

     The Mitel 3340 Branch Office Solution is an advanced converged communications solution that networks over a company's Wide Area Network. Branch offices have speech-enabled applications, unified messaging, telephone, PC, PDA productivity tools integration, voice/data mobility solutions, voice and video conferencing and contact center solutions that are as robust and feature-rich as they are at corporate headquarters. This information was obtained from a Mitel equipment brochure.

     CompUSA Inc., founded in 1984, is the nation's leading computer retailer operating about 225 stores that sell computer hardware and software, along with televisions, DVD players, home theater systems, speakers, digital cameras, camcorders, videogame consoles, and even wireless phones. Beyond its new emphasis on consumer electronics, CompUSA is also focusing on services, such as in-store repair and in-home installation. CompUSA acquired consumer electronics chain Good Guys in late 2003, allowing the retailer to increase its store count in the western United States of America. This information was obtained from http://www.hoovers.com.

     Four Double Box Girder Cranes

     During December 2004, we entered into a Purchase Agreement with Varilease Finance Group, Inc. for the purchase of Four Double Box Girder Cranes (collectively the "Cranes") manufactured by Proserv Anchor Crane Group on lease to WPS, Inc. ("WPS") with an expiration date of March 2009. The purchase price of the Cranes is approximately $894,048, of which we paid $251,589 during December 2004. The remaining balance of the purchase price is to be paid as follows: (a) we will pay $27,220 on the date we receive an Installation Certificate for the first shipment; (b) we will pay $511,230 on the due date of the second installment, as defined in the agreement and (c) we will pay $104,009 on the date we receive an Installation Certificate for the second shipment. The lease will commence on the first day of the calendar quarter following our receipt of the Second Installation Certificate. The lease term is for 48 months. This transaction was completed in February 2005.

     The Cranes are electrically powered and are mounted on tracks or rails that are affixed to the ceiling of the facility. Two of the Cranes have an eighty-ton capacity with auxiliary capacity of twenty tons. One of the Cranes has a forty-ton capacity with a twenty-ton auxiliary capacity. The remaining Crane has a twenty-ton capacity with no auxiliary capacity. The Cranes run the whole length of the structure in which each is housed. This means that the Cranes can move material from one end of the facility to the other without obstruction. Cranes of this nature are used in petrochemical facilities, steel warehouses, structural fabrication shops, machine shops, bucket and magnet applications, pulp and paper mills, power plants and various other manufacturing environments.

     WPS is a privately held company that manufactures air and gas compressors, process control instruments for measuring, displaying and controlling industrial process variables and provides support activities for oil and gas field operations. This information was obtained from the WPS website.

     Bedside Entertainment and Communication Terminals

     During December 2004, we entered into a Commitment Agreement with Summit Asset Management, Ltd. for the purchase of approximately 8,762 bedside entertainment and communication terminals, subject to lease with Premier Telecom Contracts Limited. The equipment will be installed in several National Health Service hospitals in the United Kingdom. The Lessee is one of four companies in the United Kingdom to receive the right to install and operate the equipment in the hospitals, and the Lessee anticipates it will have the exclusive right to install and operate the equipment in fifteen hospitals by December 2006. The original cost of the equipment is anticipated to be (Pounds Sterling)12,700,000. The lease term is for eighty-four months. At December 31, 2004, we paid a deposit of $5,862,843, which is included in escrow deposits in the accompanying consolidated balance sheet, which represents approximately (Pounds Sterling)3,045,000 of the total cost of (Pounds Sterling)12,700,000.

     United Kingdom Information Technology Equipment Portfolio

     During December 2004, we entered into a Commitment Agreement with Summit Asset Management, Ltd. to purchase a 75% interest in a portfolio of leases currently in effect and performing with various United Kingdom lessees. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The leases expire within five years of our acquisition. The purchase price was approximately $2,600,000 in cash and the assumption of approximately $20,000,000 in non-recourse indebtedness. This transaction was completed during February 2005.

     Sun Servers, HP servers, Dell desktop computers, and Panasonic laptop computers

     During April 2004, we acquired a 74% interest in information technology equipment consisting of Sun servers, HP servers, Dell desktop computers, and Panasonic laptop computers, which are subject to a three year lease with Government Employees Insurance Company ("GEICO"). The expiration of the lease is March 31, 2007. Our share of the purchase price was $4,330,626 in cash.

     GEICO, a wholly-owned subsidiary of Berkshire Hathaway, has traditionally provided insurance to preferred low risk demographic groups. This information was obtained from http://www.hoovers.com. It is one of largest private-passenger auto insurers in the United States. A.M. Best has affirmed the financial strength rating of A (Superior) for GEICO and its members. Their ratings reflect GEICO's superior financial strength, favorable operating performance and brand name recognition.

     Boeing 767 Aircraft Rotables

     During September 2003, we acquired Boeing 767 aircraft rotables and accessories, of which approximately 80% were on lease to Flugfelagid Atlanta hf, which is conducting business as Air Atlanta Icelandic ("Air Atlanta"). This lease expired on November 30, 2004, but the lessee paid additional rent through January 2005. Currently, all of the Boeing 767 aircraft rotables are held for sale or lease and the equipment is currently in the process of being remarketed. The remaining 20% was on lease with Air Atlanta, but is now held for sale or lease and has a net book value of approximately $478,000. The equipment was originally purchased for $3,600,000 in cash.

     Available Information

     Our Annual Reports on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 2. Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits, and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter 2004.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our shares are not publicly traded nor is there currently a market for our shares. It is unlikely that any such market will develop.

                                        Number of Equity Security Holders
       Title of Class                         as of March 18, 2005
 ---------------------------           ---------------------------------
    Manager (as a member)                             1
     Additional members                               4,146

     We do not, in the normal course of business, pay dividends. We do pay monthly distributions to our members beginning with the first month after the additional members' admission through the termination of the operating period, which we anticipate will be during April 2010. We paid distributions to additional members totaling $4,662,642 for the year ended December 31, 2004. For the period from August 22, 2003 (commencement of operations) through December 31, 2003, we paid distributions of $273,126 to our additional members. Additionally, the Manager was paid distributions of $47,159 and $2,759, respectively, for the year ended December 31, 2004 and for the period from August 22, 2003 (commencement of operations) through December 31, 2003.

     In order for the National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of our member shares pursuant to the offering or to participate in any future offering of our member shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to members a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares shall be deemed to be $1,000 per unit at December 31, 2004. The foregoing valuation was performed solely for the ERISA purposes described above. The basis for this valuation is the fact that we are still in our offering period. However, as set forth below, there is no significant public trading market for the shares at this time, and there can be no assurance that shareholders could receive $1,000 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our shares, and, accordingly, this value does not represent an estimate of the amount a shareholder would receive if he were to seek to sell his shares. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining life.

Item 6. Selected Financial Data

     The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplemental Data contained elsewhere in this report.

                                                                Period From
                                                              August 22, 2003
                                                                (Commencement
                                                                of Operations)
                                              Year Ended        Through
                                           December 31, 2004  December 31, 2003
                                           -----------------  -----------------

Total revenues                              $     10,320,406   $     370,684
                                            ================   =============
Net loss                                    $     (3,183,857)  $    (133,271)
                                            ================   =============
Net loss allocable to Additional members    $     (3,152,018)  $    (131,938)
                                            ================   =============
Net loss allocable to Managing member       $        (31,839)  $      (1,333)
                                            ================   =============

Weighted average number of additional
  members shares outstanding                          61,190          13,050
                                            ================   =============
Net loss per weighted average
  additional members share                  $         (51.51)  $      (10.11)
                                            ================   =============

Distributions to additional members         $      4,662,642   $     273,126
                                            ================   =============
Distributions per weighted average
  additional member shares                  $          76.20   $       20.93
                                            ================   =============
Distributions to the Managing Member        $         47,159   $       2,759
                                            ================   =============


                                                           December 31,
                                                     2004            2003
                                                     ----          -----

Total assets                                $    137,518,353   $  20,651,972
                                            ================   =============
Notes payable                               $     47,795,602   $         -
                                            ================   =============

Members' equity                             $     86,604,433   $  20,165,289
                                            ================   =============

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

     o changes in our industry, interest rates or the general economy;

     o the degree and nature of our competition;

     o availability of qualified personnel;

     o cash flows from operating activities may be less than our current level of expenses and debt obligations;

     o the financial condition of lessees; and

     o lessee defaults.

     a.  Overview

     We are an equipment leasing business formed on January 2, 2003. We began active operations on August 22, 2003. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be borrowed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     Capital Resources and Liquidity

     We expect to invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time until five years from the date we complete the current offering of membership units. That time frame is called the "reinvestment period," which we may extend at our discretion for an additional three years. After the "reinvestment period," we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period." If we believe it would benefit investors to reinvest our cash flow in equipment during the liquidation period, we may do so, but we will not receive any additional fees in connection with such reinvestments. Our goal is to complete the liquidation period in three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, an investor should expect to hold his shares for at least 10 years from the time he invests.

     From January 1, 2004 through December 31, 2004, we raised $85,192,914 through the issuance of 85,192.914 additional member shares. For the period from August 22, 2003 (commencement of operations) through December 31, 2003, we raised $23,784,330, through the issuance of 23,784.330 additional member shares. From August 22, 2003 (commencement of operations) through December 31, 2004, we redeemed 115.910 additional member shares for $110,026.

     Our current equipment portfolio, which we own directly or through joint venture investments with affiliates, consists primarily of the following:

         Containership Industry

o A 100% investment in three 3,300 TEU container vessels, on bareboat charter lease to ZIM Israel Navigation Co. Ltd. ("ZIM"), the 1991 ZIM Korea, the 1990 ZIM Canada and the 1991 ZIM Italia. The 1991 ZIM Korea and the 1990 ZIM Canada have bareboat charter leases that expire during June 2009 and the ZIM Italia has a bareboat charter that expires during December 2009. The purchase price for the ZIM Korea and ZIM Canada was $70,700,000 comprised of (i) $18,400,000 in cash, and (ii) $52,300,000 of non-recourse debt. The purchase price for the ZIM Italia was $35,350,000 comprised of
     (i) $9,200,000 in cash, and (ii) $26,150,000 of non-recourse debt.

         Information Technology Industry

o A 74% interest in information technology equipment, such as Sun servers, HP servers, Dell desktop computers, and Panasonic laptop computers, which are subject to a three year lease with Government Employees Insurance Company ("GEICO"). The expiration of the lease is March 31, 2007. Our share of the purchase price was $4,330,626 in cash.

o A 75% interest in a portfolio of leases currently in effect and performing with various U.K. lessees. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The leases all expire in less than five years. The purchase price was approximately $2,600,000 in cash and the assumption of approximately $20,000,000 in non-recourse indebtedness.

o A 100% interest in two Mitel Networks 3340 Global Branch Office Solution Phone Systems on lease to CompUSA, Inc. One lease has a lease term of approximately 48 months while the second has a lease term of approximately 58 months. The purchase price of the two systems was approximately $2,976,000 in cash and approximately $1,174,000 in cash, respectively.

o A 100% interest in 101 Noritsu QSS 3011 digital mini-labs on lease to the Rite Aid Corporation. The lease expires during December 2008. The purchase price of the equipment was approximately $9,203,000 in cash.

     Substantially all of our recurring operating cash flows are generated from the operations of the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the additional members and are paid monthly (up until the liquidation period). We anticipate increases in cash available for distributions to the additional members from the acquisition of more single-investor transactions.

     Portfolio Activity

     1979 McDonnell Douglas DC-10-30F Aircraft

     During March 2004, we and ICON Income Fund Eight A L.P. ("Fund Eight A"), an entity also managed by the Manager, formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837") for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 36 months. We acquired a 71.4% ownership interest in this joint venture for a total of $2,466,226 in cash. The aircraft is subject to non-recourse debt which accrues interest at 4.0% per annum and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx.

     In connection with the formation of the joint venture, Fund Eight A acquired an option from us for $10,000 to acquire an additional 61.4% ownership interest in ICON Aircraft 46837. During the third quarter 2004, this option was exercised by Fund Eight A and we sold 61.4% of our ownership interest to Fund Eight A. The exercise price was $2,296,879.

     Sun Servers, HP servers, Dell desktop computers, and Panasonic laptop computers

     During April 2004, we acquired a 74% interest in information technology equipment consisting of Sun servers, HP servers, Dell desktop computers, and Panasonic laptop computers, which are subject to a three year lease with Government Employees Insurance Company ("GEICO"). The expiration of the lease is March 31, 2007. Our share of the purchase price was $4,330,626 in cash.

     Hussman Refrigeration Equipment

     During July 2004, we purchased Hussman refrigeration equipment which is on lease to P.W. Supermarkets, Inc. The lease is for a three year period, commencing August 6, 2004, with an option to extend the lease for one additional year. The purchase price of this equipment was approximately $1,310,000 in cash.

     3,300 TEU Container Vessels

     During June 2004, we acquired, through two wholly-owned subsidiaries, ICON Containership I, LLC and ICON Containership II, LLC, a 100% interest in two 3,300 TEU container vessels, the 1991 ZIM Korea and the 1990 ZIM Canada (collectively, the "Vessels") from ZIM Israel Navigation Co., Ltd. ("ZIM") and simultaneously entered into bareboat charter agreements with ZIM for the Vessels. The purchase price for the Vessels was approximately $70,700,000, comprised of (i) approximately $18,400,000 in cash, and (ii) approximately $52,300,000 of non-recourse indebtedness. The indebtedness has a five-year term and bears interest at a variable interest rate of LIBOR plus 1.50% per year. Simultaneously with the closing we entered into an interest rate swap with Fortis Bank in which the variable interest rate was swapped for fixed interest rates of 5.36% per year. The lender has a security interest in the Italia Vessel and an assignment of the rental payments under the lease with ZIM.

     During December 2004, we entered into a Memorandum of Agreement with ZIM to purchase a third 3,300 TEU container vessel, the ZIM Italia (the "Italia Vessel") which is subject to a five year bareboat charter with ZIM. The Italia Vessel is owned by ICON Containership III, LLC, a wholly-owned subsidiary of ours. The purchase price for the Italia Vessel was $35,350,000, comprised of (i) approximately $9,200,000 cash and (ii) approximately $26,150,000 of non-recourse debt. The non-recourse debt has a five year term and bears interest at a variable interest rate of LIBOR plus 1.50% per year. On December 30, 2004, we entered into a Commitment Agreement with Fortis Capital Corp., which arranged the financing for the acquisition of the Italia Vessel. Simultaneously with the closing we entered into an interest rate swap with Fortis Bank in which the variable interest rate was swapped for fixed interest rates of 5.80% per year. The lender has a security interest in the Italia Vessel and an assignment of the rental payments under the lease with ZIM. The Italia Vessel was delivered in January 2005.

     101 Noritsu QSS 3011 Digital Mini-Labs

     During December 2004, the LLC entered into an Assignment Agreement with Imaging Financial Services, Inc., an affiliate of G.E. Capital Corp., for the purchase of 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The monthly base rental payments are $241,451. The lease terms have approximately 35, 36, and 45 months remaining. The purchase of this equipment occurred simultaneously with the execution of the Assignment Agreement. The purchase price of this equipment was approximately $9,203,000 in cash.

     Mitel Networks 3340 Global Branch Office Solution Phone Systems

     During December 2004, we entered into an Assignment Agreement with The CIT Group/Equipment Financing, Inc. for the purchase of a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The purchase occurred simultaneously with the execution of the Assignment Agreement. The lease expires in December 2008. The purchase price was approximately $2,976,000 in cash.

     During March 2005, we entered into an Assignment Agreement with The CIT Group/Equipment Financing, Inc. for the purchase of a second Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The lease expires in December 2009. The purchase price was approximately $1,174,000 in cash.

     Four Double Box Girder Cranes

     During December 2004, we entered into a Purchase Agreement with Varilease Finance Group, Inc. for the purchase of Four Double Box Girder Cranes manufactured by Proserv Anchor Crane Group on lease to WPS, Inc. with an expiration date of March 2009. The purchase price was $894,048, of which we paid $251,589 during December 2004. The remaining balance of the purchase price is to be paid as follows: (a) we will pay $27,220 on the date we receive an Installation Certificate for the first shipment; (b) we will pay $511,230 on the due date of the second installment, as defined in the agreement and (c) we will pay $104,009 on the date we receive an Installation Certificate for the second shipment. The lease will commence on the first day of the calendar quarter following our receipt of the Second Installation Certificate. The lease term is for 48 months. This transaction was completed in February 2005.

     United Kingdom Information Technology Equipment Portfolio

     During December 2004, we entered into a Commitment Agreement with Summit Asset Management, Ltd. to purchase a 75% interest in a portfolio of leases currently in effect and performing with various United Kingdom lessees. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The leases expire within five years of our acquisition. The purchase price was approximately $2,600,000 in cash and the assumption of approximately $20,000,000 in non-recourse indebtedness. This transaction was completed during February 2005.

     Bedside Entertainment and Communication Terminals

     During December 2004, we entered into a Commitment Agreement with Summit Asset Management, Ltd. for the purchase of approximately 8,762 bedside entertainment and communication terminals, subject to lease with Premier Telecom Contracts Limited. The equipment will be installed in several National Health Service hospitals in the United Kingdom. The Lessee is one of four companies in the United Kingdom to receive the right to install and operate the equipment in the hospitals, and the Lessee anticipates it will have the exclusive right to install and operate the equipment in fifteen hospitals by December 2006. The total cost of the equipment is anticipated to be (Pounds Sterling)12,700,000. The lease term is for eighty-four months. At December 31, 2004 we paid a deposit of $5,862,843 which is approximately (Pounds Sterling)3,045,000 of the total cost.

     Status of Current Portfolio

     Containership Vessels

     We currently lease three containerships to ZIM. ZIM is one of the largest container-shipping companies in the world and the flagship of Israeli shipping. ZIM offers transportation services along most of the major international trading routes to customers throughout the world. From its corporate headquarters in Haifa, it operates an intermodal system which combines sea, land and air transportation services around the world. It ranks tenth among the world's container service operators and fifteenth as a maritime container operator. The ultimate parent, the Ofer Group, is the 6th largest maritime tonnage supplier on a global basis. This information was obtained from the ZIM website.

     Computer Equipment

     We currently have an equipment lease with GEICO which is a wholly owned subsidiary of Berkshire Hathaway, which has traditionally provided insurance to preferred low risk demographic groups. This information was obtained from http://www.hoovers.com. It is one of largest private-passenger auto insurers in the United States. A.M. Best has affirmed the financial strength rating of A (Superior) for GEICO and its members. Their ratings reflect GEICO's superior financial strength, favorable operating performance and brand name recognition.

     We have several phone system leases with CompUSA. CompUSA was founded in 1984 and is the nation's leading computer retailer, operating about 225 stores that sell computer hardware and software, along with televisions, DVD players, home theater systems, speakers, digital cameras, camcorders, videogame consoles, and even wireless phones. Beyond its new emphasis on consumer electronics, CompUSA is also focusing on services, such as in-store repair and in-home installation. CompUSA acquired consumer electronics chain Good Guys in late 2003, allowing the retailer to increase its store count in the western United States of America. This information was obtained from http://www.hoovers.com.

     Digital Mini-labs

     We have a lease with Rite Aid, founded in 1958, for the Noritsu QSS-3011 Digital Mini-labs. Rite Aid is the number three drugstore chain by revenue and number of stores in the United States. It runs nearly 3,400 drugstores in twenty-eight states and Washington, DC with a total of almost 73,000 employees. Rite Aid stores fill prescriptions and sell health and beauty aids, convenience foods, provide one-hour photo development services, and other general merchandise, including more than 2,100 private-label products. About half of Rite Aid stores are freestanding facilities that are not attached to any other establishments. This information was obtained from http://www.hoovers.com.

     Economic and Industry Factors

     Our results continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

     United States Economy

     The economy of the United States of America appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. We foresee an increase in capital spending by corporations through 2007 which should increase the pool of available leases, and to that end, we believe there will be more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

     Containership Industry

     The containership industry experienced high levels of demand during 2004. The volume of trade with China and other countries has been the primary catalyst for this growth. China has reported significant growth increases in both its volume of imports and exports in the past two years. This increased volume of trade has resulted in shortages of containerships and container capacity. Shipping lines report that freight rates have increased in line with the strong demand. Although, favorable market conditions currently exist there are possible problems on the horizon; sharply rising oil prices, the increased freight rates and increased port congestion all negatively affect the containership industry.

     Information Technology Industry

     As a result of the computer hardware market's cyclical behavior and its focus on the consumer, all hardware manufacturers are vulnerable to market down turns. Regardless of the product being offered, the intrinsic boom-bust nature of the technology sector challenges hardware companies to constantly try to improve and/or create innovative hardware, aggressively pushing the incumbent equipment into obsolescence. There is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

     Inability to Remarket Assets

     The market for some of our assets is not very liquid. If current equipment lessees choose not to renew their leases or purchase the equipment upon expiration of the lease, we will need to remarket the equipment. There is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require the Manager to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments
o        Depreciation

         Lease Classification and Revenue Recognition

     The equipment we lease to third parties is classified either as a finance lease, a leveraged lease, or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for both a finance lease and a leveraged lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated. For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For leveraged leases, we record, at lease inception, our net investment in the equipment which consists of the minimum lease payments receivable, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, income is recorded as rental income and is recognized on the straight line method over the lease term.

     Our Manager has an Investment Committee that approves each new equipment acquisition. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

         Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by management, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management uses qualified third party appraisers to assist in the review process. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable non-recourse where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable non-recourse is repaid in full.

         Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by management, to determine whether an impairment charge may be required. Management uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     Derivative Financial Instruments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which established new accounting and reporting standards for derivative instruments. SFAS 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

     SFAS No. 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

     We adopted SFAS No. 133, as amended, on January 1, 2004. Upon adoption, we recorded interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses in net income or other comprehensive income, as appropriate.

       New Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

b. Results of Operations for the Year Ended December 31, 2004 ("2004") and for the period from August 22, 2003 (commencement of operations) through December 31, 2003 ("2003")

Revenue for 2004 and 2003 are summarized as follows:

                                                  2004            2003            Change
                                                  ----            -----          -------

Total revenue                                $  10,320,406   $     370,684   $   9,949,722
                                            ==============   =============   =============

Rental income                                $  10,293,367   $     367,828   $   9,925,539
Income from investments in joint ventures    $       8,146   $          -    $       8,146
Net gain on sale of equipment                $      18,893   $          -    $      18,893
Interest income                              $          -    $       2,856   $      (2,856)



     Revenues for 2004 increased by $9,949,722, or 2,684.2%, as compared to 2003. The increase in revenue is due primarily to the fact that we commenced operations on August 22, 2003 and therefore we only had approximately four months of activity in 2003 as compared to a full year of activity in 2004. During 2003, we entered into one lease: Air Atlanta Icelandic. During 2004, we entered into the following leases: two separate leases with ZIM for the container vessels the ZIM Korea and the ZIM Canada and a lease with P.W. Supermarkets for refrigeration equipment. We anticipate rental income increasing substantially in 2005 due to the leases we entered into at the end of December 2004.

     During December 2004 and through March 20, 2005, we entered into the following transactions:

     o During December 2004, an Assignment Agreement with Imaging Financial Services, Inc., an affiliate of G.E. Capital Corp., for the purchase of 101 Noritsu QSS 3011 digital mini-labs subject to a lease with the Rite Aid Corporation. The purchase occurred simultaneously with the execution of the Assignment Agreement. The lease expires in December 2007. The purchase price of the equipment was approximately $9,203,000 in cash.

     o During December 2004, an Assignment Agreement with The CIT Group/Equipment Financing, Inc. for the purchase of a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The purchase occurred simultaneously with the execution of the Assignment Agreement. The lease expires in December 2008. The purchase price was approximately $2,976,000 in cash.

          o During March 2005, we entered into an Assignment Agreement with The CIT Group/Equipment Financing, Inc. for the purchase of another Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The lease expires in December 2009. The purchase price was approximately $1,174,000 in cash.

          o During December 2004, an Assignment Agreement with Varilease Finance Group, to purchase four Proserv Cranes subject to lease with WPS, Inc. The purchase price of the Cranes is $894,048, of which we paid $251,589 in December 2004. The balance was paid during January and February 2005.

          o During December 2004, a Commitment Agreement with Summit Asset Management, Ltd. for the purchase of approximately 8,762 bedside entertainment and communication terminals, subject to lease with Premier Telecom Contracts Limited. The lease term is for eighty-four months. At December 31, 2004 we paid a deposit of $5,862,843 which is approximately (Pounds Sterling)3,045,000 of the total cost of (Pounds Sterling)12,700,000.

          o During December 2004, a Commitment Agreement with Summit Asset Management, Ltd. to purchase a 75% interest in a portfolio of leases currently in effect and performing with various United Kingdom lessees. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The leases expire within five years of our acquisition. The purchase price was approximately $2,600,000 in cash and the assumption of approximately $20,000,000 in non-recourse indebtedness. This transaction was completed during February 2005.

         Expenses for 2004 and 2003 are summarized as follows:

                                                            2004            2003          Change
                                                            ----            ----          ------

Total expenses                                      $      13,504,263   $    503,955   $  13,000,308
                                                    =================   ============  ==============

Depreciation                                        $       8,396,861   $    274,102   $   8,122,759
Amortization of prepaid service fees                $       1,511,351   $    127,986   $   1,383,365
Interest                                            $       1,544,254   $         -    $   1,544,254
Management fees - Manager                           $         644,184   $     18,391   $     625,793
Administrative expense reimburesement - Manager     $       1,216,345   $      7,357   $   1,208,988
General and administrative                          $         151,987   $     76,119   $      75,868
Minority interest                                   $          39,281   $         -    $      39,281


     Expenses for 2004 increased by $13,000,308 or 2,579.7%, over 2003. The overall increase in expenses is due primarily to the fact that we commenced operations on August 22, 2003 and therefore only had approximately four months of activity as compared to a full year of activity in 2004. As discussed above, we entered into one lease during 2003 and entered into an additional three leases in 2004. The leases we entered into in 2004 had a greater equipment cost than the leases we entered into in 2003, which accounts for the increase in depreciation. The increase in amortization of prepaid service fees is due to our continued admission of new members during 2004 and the resulting amortization of these fees. The increase in interest expense is due solely to the acquisition of the ZIM Korea and the ZIM Canada. We financed a large portion of these acquisitions in 2004. In 2003, we did not finance any of our acquisitions. The increase in management fees - Manager is a direct result of the acquisitions during 2004 and a full year of fees on the 2003 lease. The increase in administrative expense reimbursements - Manager is due to the additional services provided by the Manager during 2004 as compared to 2003. The Manager performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessee of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Net Loss

     As a result of the foregoing factors, the net loss in 2004 and 2003 was $3,183,857 and $133,271, respectively. The net loss per weighted average number of additional members' shares outstanding was $51.51 and $10.11, for 2004 and 2003, respectively.

     d. Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, the additional cash we received through the closing of the fund, which occurred during April 2005, and from cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future. We do not anticipate the need to borrow from our line of credit.

     Our main source of cash flow for 2004 and 2003 was from financing activities. Our principal source of financing cash flows was through the issuance of additional members' shares totaling approximately $74,746,000 and $20,573,000, respectively, net of sales and offering expenses. For the year ended December 31, 2004 and for the period from August 22, 2003 (commencement of operations) through December 31, 2003, we admitted 85,192.914 and 23,784.330 additional members' shares, respectively. Through March 18, 2005 we have raised gross proceeds of approximately $140,888,000. We expect to continue raising capital until March or April 2005.

     Our primary cash outflows were the result of acquiring equipment subject to lease during 2004. We paid approximately $42,155,000 for equipment during 2004. Additionally, we paid approximately $17,976,000 of escrow deposits during December 2004 for equipment purchases that were finalized during January and February 2005. We expect to continue acquiring equipment subject to lease, and also make other types of related investments during 2005.

     For the year ended December 31, 2004 and for the period from August 22, 2003 (commencement of operations) through December 31, 2003 we had cash flows provided by operations of approximately $576,000 and $402,000, respectively. For additional information, please refer to our consolidated statement of cash flows located in Item 8, Financial Statements and Supplementary Data.

     Financings and Borrowings

     During June 2004, we acquired two 3,300 TEU container vessels, the 1991 ZIM Korea and the 1990 ZIM Canada. We financed a portion of the purchase price, approximately $52,300,000 of non-recourse indebtedness. The indebtedness has a five-year term and bears interest at a variable rate of LIBOR plus 1.50% per year. Simultaneously with the closing we entered into an interest rate swap with Fortis Bank in which the variable interest rate was swapped for fixed interest rates of 5.36% per year. The lender has a security interest in the vessels and an assignment of the rental payments under the lease.

     During December 2004, we entered into a Memorandum of Agreement to purchase a third 3,300 TEU container vessel, the ZIM Italia. We financed a portion of the purchase price, approximately $26,150,000 of non-recourse debt. The non-recourse debt has a five year term and bears interest at a fixed rate of approximately

5.80% per year. On December 30, 2004, we entered into a Commitment Agreement with Fortis Capital Corp., which arranged for the financing. The original non-recourse debt associated with the acquisition of the Italia Vessel had a variable interest rate. Simultaneously with the closing we entered into an interest rate swap with Fortis Bank in which the variable interest rate was swapped for fixed interest rates of 5.80% per year. The lender has a security interest in the vessel and an assignment of the rental payments under the lease.

     Certain of our affiliates, specifically; ICON Cash Flow Partners L.P. Seven, ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), were parties to a Loan and Security Agreement dated as of May 30, 2002, as amended (the "Loan Agreement"). Under the terms of the Loan Agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Such Loan Agreement, effective August 5, 2004, was amended to add us as a borrower to the Loan Agreement. On December 6, 2004, we together with certain of our affiliates: ICON Cash Flow Partners L.P. Seven, ICON Income Fund Eight A L.P., ICON Income Fund Eight B L.P., and ICON Income Fund Nine, LLC, entered into a Sixth Amendment to the Loan and Security Agreement with Comerica Bank wherein the maturity date of the loan was extended from December 31, 2004 to December 30, 2005. The Loan and Security Agreement provides for a joint and several line of credit of up to $17,500,000 collateralized by the present value of rents receivable and equipment owned by the borrowers.

     In connection with the Loan Agreement, the Initial Funds previously entered into a Contribution Agreement dated as of May 30, 2002, as amended (the "Contribution Agreement"). Pursuant to the Contribution Agreement, the Initial Funds agreed to restrictions on the amount and the terms of their respective borrowings under the Loan Agreement in order to minimize the unlikely risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will promptly make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Initial Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. In order to facilitate our addition to the Contribution Agreement, the Initial Funds entered into a Second Amended and Restated Contribution Agreement effective as of August 5, 2004. The Second Amended and Restated Contribution Agreement contains substantially identical terms and limitations as did the original Contribution Agreement.

     Effective March 8, 2005, the Initial Funds and the LLC entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases ICON Cash Flow Partners L.P. Seven from all of its obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, ICON Cash Flow Partners L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by all Funds under the line of credit agreement amounted to $10,272,992 at December 31, 2004. We currently have no borrowings under this line.

     Distributions

     We pay monthly distributions to our members beginning with the first month after the additional members' admission through the termination of the operating period, which we anticipate will be during April 2010. We paid distributions to additional members totaling $4,662,642 for the year ended December 31, 2004. For the period from August 22, 2003 (commencement of operations) through December 31, 2003, we paid distributions of $273,126 to our additional members. Additionally, the Manager was paid distributions of $47,159 and $2,759, respectively, for the year ended December 31, 2004 and for the period from August 22, 2003 (commencement of operations) through December 31, 2003.

     Commitments

     At December 31, 2004 we are parties to non-recourse debt. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. For a table of the aggregate maturities of our non- recourse debt refer to Note 6 in our consolidated financial statements located in Item 8, Financial Statements and Supplementary Data.

     At December 31, 2004 we had material commitments to purchase various pieces of equipment to be utilized in our equipment leasing business. We have summarized these commitments, as follows:
                                                     2005
                                                     ----

         Proserv Cranes                        $     642,459
         Bedside Terminals                        18,590,000
                                               -------------
         Total                                 $  19,232,459
                                               =============

     Risks and Uncertainties

     At December 31, 2004, except as noted above in the Overview section and listed below and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including, but not limited to, the following:

          o We may face difficulty remarketing the aircraft rotables. Due to the current condition of the airline industry, there is a depressed market for these rotables. Therefore, we cannot assure when, or if, we will be able to re-sell these rotables.

          o Some states and countries require relatively burdensome processes to repossess and sell equipment subject to a defaulted debt. In the event repossession is required, there is no assurance that we will be able to quickly repossess the asset and remarket it.

          o The current market is improving for wide-body freighters, such as our 1979 McDonnell Douglas DC-10-30F, but the market is still soft. It is expected that there may be a gradual improvement during 2005 and full recovery for freighter aircraft by lease termination. While the market for these aircraft is cyclical, there can be no assurance that the market will recover by lease termination. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the 1979 McDonnell Douglas DC-10-30F aircraft currently on lease to FedEx.

          o As a result of the computer hardware market's cyclical behavior and its focus on the consumer, all hardware manufacturers are vulnerable to market down turns. Regardless of the product being offered, the intrinsic boom-bust nature of the technology sector challenges hardware companies to constantly try to improve and/or create innovative hardware, aggressively pushing the incumbent equipment into obsolescence. There is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

          o Our operations are subject to the jurisdiction of a number of federal agencies, including the Federal Aviation Administration. New regulatory rulings may negatively impact our financial results and the economic value of our assets.

          o Our results are exposed to foreign exchange rate fluctuations as the rental payments are converted from the local currency into United States currency. As exchange rates vary, revenue and other operating results, when converted, may differ materially from expectations. We are also subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement.

          o The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     e.  Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe to the best of our knowledge that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.

     To hedge our interest rate risk, we entered into two interest rate swap contracts that effectively convert the underlying floating interest rates to a fixed interest rate. At December 31, 2004, the average variable interest rate was 4.6% while the average fixed interest rate was 5.36% per year.

     In general, these swap agreements eliminate our interest rate risk associated with variable interest rate borrowings. However, we are exposed to and manage credit risk associated with the counterparty to the swap agreement by dealing only with institutions it considers financially sound.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements                                                 23

Report of Independent Registered Public Accounting Firm                       24

Consolidated Balance Sheets at December 31, 2004 and 2003                  25-26

Consolidated Statements of Operations for the Year Ended
   December 31, 2004, and  for the Period From August 22, 2003
    (Commencement of Operations) Through December 31, 2003                    27

Consolidated Statements of Changes in Members' Equity for the
    Period From August 22, 2003 (Commencement of Operations)
      Through December 31, 2003, and for the Year Ended December 31, 2004     28

Consolidated Statements of Cash Flows for the Year Ended
   December 31, 2004, and  for the Period From August 22, 2003
    (Commencement of Operations) Through December 31, 2003                 29-30

Notes to Consolidated Financial Statements                                 31-43

The Members
ICON Income Fund Ten, LLC


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of ICON Income Fund Ten, LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in members' equity, and cash flows for the year ended December 31, 2004 and the period from August 22, 2003 (commencement of operations) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Ten, LLC and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the period from August 22, 2003 (commencement of operations) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/Hays & Company LLP

April 7, 2005
New York, New York

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS


                                                2004              2003
                                                -----             ----

Cash and cash equivalents                  $    25,006,190     $   15,908,041
                                           ---------------     --------------

Investments in operating leases:
   Equipment, at cost                           93,644,312          2,880,000
   Accumulated depreciation                     (7,097,993)          (219,423)
                                           ----------------    --------------

   Net investments in operating leases          86,546,319          2,660,577
                                           ---------------     --------------

Escrow deposits                                 19,001,619             -
Equipment held for sale or lease, net              477,715            665,321
Prepaid service fees, net                        5,444,167          1,417,995
Due from affiliates                                574,725                 38
Investments in joint ventures                      382,479             -
Other assets, net                                   85,139             -
                                           ---------------     --------------

      Total assets                         $   137,518,353     $   20,651,972
                                           ===============     ==============




         See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                           Consolidated Balance Sheets
                                  December 31,

                         LIABILITIES AND MEMBERS' EQUITY





                                                                      2004              2003
                                                                      -----             -----

 Notes payable - non-recourse                                  $      47,795,602   $        -
 Security deposits and other liabilities                                 360,802           233,524
 Deferred rental income                                                1,248,166            -
 Member refunds payable                                                      -             203,000
 Due to Manager and affiliates                                           129,831            50,159
 Interest rate swap contracts                                            303,619            -
 Minority interest                                                     1,075,900            -
                                                               -----------------   ---------------

    Total liabilities                                                 50,913,920           486,683
                                                               -----------------   ---------------

 Commitments and Contingencies

 Members' equity:
 Manager (one share outstanding,
      $1,000 per share original issue price)                             (82,090)           (3,092)
    Additional members (108,861.334 and 23,784.330
      shares outstanding,$1,000 per share original issue price)       86,990,142        20,168,381
    Accumulated other comprehensive loss                                (303,619)           -
                                                               -----------------  ----------------

 Total members' equity                                                86,604,433        20,165,289
                                                               -----------------  ----------------

    Total liabilities and members' equity                      $     137,518,353   $    20,651,972
                                                               =================   ===============



         See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Operations




                                                                                      Period From
                                                                                     August 22, 2003
                                                                                     (Commencement
                                                                                     of Operations)
                                                                 Year Ended             Through
                                                             December 31, 2004    December 31, 2003
                                                             -----------------    -----------------

Revenue:
    Rental income                                            $     10,293,367       $       367,828
    Income from investment in joint venture                             8,146                -
    Net gain on sale of equipment                                      18,893                -
    Interest income                                                    -                      2,856
                                                             ----------------        --------------

     Total revenue                                                 10,320,406               370,684
                                                             ----------------        --------------

 Expenses:
    Depreciation expense                                            8,396,861               274,102
    Amortization of prepaid service fees                            1,511,351               127,986
    Interest                                                        1,544,254                -
    Management fees - Manager                                         644,184                18,391
    Administrative expense reimbursements - Manager                 1,216,345                 7,357
    General and administrative                                        151,987                76,119
    Minority interest                                                  39,281                    -
                                                             ----------------       --------------

      Total expenses                                               13,504,263               503,955
                                                             ----------------       ---------------

 Net loss                                                    $     (3,183,857)      $      (133,271)
                                                             ================       ===============

 Net loss allocable to:
    Additional members                                       $     (3,152,018)      $      (131,938)
    Manager                                                           (31,839)               (1,333)
                                                             ----------------      ----------------

                                                             $     (3,183,857)      $      (133,271)
                                                             ================       ===============

 Weighted average number of additional
    members shares outstanding                                         61,190                13,050
                                                             ================      ================

 Net loss per weighted average
    additional members share                                 $         (51.51)      $       (10.11)
                                                             ================      ===============



         See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Consolidated Statement of Changes in Members' Equity
            Period From August 22, 2003 (Commencement of Operations)
                            Through December 31, 2003
                    and For The Year Ended December 31, 2004




                                          Additional Members' Distributions
                                             (Per weighted average share)
                                             ----------------------------                     Accumulated
                                                                                               Other          Total
                                      Return of   Investment      Additional    Managing   Comprehensive     Members'
                                      Capital       Income          Members      Member    Income (Loss)     Equity
                                      -------       ------          -------      ------    -------------     ------

Balance at August 22, 2003                                      $    -          $   1,000   $     -     $      1,000

Proceeds from issuance of additional
   members shares (23,784.330 shares)                              23,784,330         -           -       23,784,330
 Sales and offering expenses                                       (3,210,885)        -           -       (3,210,885)
 Cash distributions to members         $     20.93  $   -            (273,126)      (2,759)       -         (275,885)
 Net loss                                                            (131,938)      (1,333)       -         (133,271)
                                                                -------------   -----------  -------    ------------

Balance, December 31, 2003                                         20,168,381       (3,092)       -       20,165,289

Proceeds from issuance of additional
   members shares (85,192.914 shares)                              85,192,914         -           -       85,192,914
 Sales and offering expenses                                      (10,446,467)        -           -      (10,446,467)
 Additional member shares redeemed                                   (110,026)        -           -         (110,026)
 Cash distributions to members         $     76.20  $   -          (4,662,642)     (47,159)       -       (4,709,801)
 Unrealized decrease in interest rate
   swap contracts                                                        -            -       (303,619)     (303,619)
 Net loss                                                          (3,152,018)     (31,839)      -        (3,183,857)
                                                                -------------   -----------  ---------  -------------

Balance, December 31, 2004                                       $ 86,990,142   $  (82,090)  $(303,619) $ 86,604,433
                                                                 ============   ===========  ========== ============



         See accompanying notes to consolidated financial statements.


                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Cash Flows



                                                                                                  Period From
                                                                                                   August 22, 2003
                                                                                                  (Commencement
                                                                                                 of Operations)
                                                                             Year Ended              Through
                                                                           December 31, 2004    December 31, 2003
                                                                           ----------------     -----------------
 Cash flows from operating activities
  Net loss                                                              $   (3,183,857)          $      (133,271)
  Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Rental income paid directly to lenders by lessees                     (7,628,646)                  -
        Interest expense on non-recourse financing paid directly
           to lenders by lessees                                               1,502,754                   -
        Gain on sale of equipment                                                (18,893)                  -
        Amortization of prepaid service fees                                   1,511,351                 127,986
        Depreciation                                                           8,396,861                 274,102
        Income from investment in joint venture                                   (8,146)                  -
        Minority interest                                                         39,281                   -
      Changes in operating assets and liabilities:
          Other assets                                                           (85,139)                  -
          Security deposits and other liabilities                                 45,413                  83,524
          Deferred rental income                                                 499,900                   -
          Due to Manager and affiliates, net                                    (495,015)                 50,121
                                                                         ----------------         --------------

 Net cash provided by operating activities                                       575,864                 402,462
                                                                         ---------------          --------------

 Cash flows from investing activities:
    Investments in operating leases, net of security deposits assumed         (42,154,800)            (2,730,000)
    Investment in equipment held for sale or lease                                    -                 (720,000)
    Investment held in escrow                                                (17,975,620)                  -
    Prepaid service fees paid                                                 (5,537,523)             (1,545,981)
    Proceeds from sale of equipment                                               61,000                   -
    Sales of interest in joint venture                                         2,296,879                   -
                                                                         ---------------          --------------

 Net cash used in investing activities                                       (63,310,064)             (4,995,981)
                                                                         ----------------         --------------

 Cash flows from financing activities:
   Issuance of additional members shares, net of
    sales and offering expenses paid                                          74,746,447              20,573,445
    Cash distributions to members                                             (4,709,801)               (275,885)
    Member shares redeemed                                                      (110,026)                  -
    Minority interest contribution in joint venture                            1,629,776                   -
    Distributions to minority interest holders in joint ventures                 478,953                   -
    Member refunds payable                                                      (203,000)                203,000
                                                                         ----------------         --------------

 Net cash provided by financing activities                                    71,832,349              20,500,560
                                                                         ---------------          --------------

 Net increase in cash and cash equivalents                                     9,098,149              15,907,041

 Cash and cash equivalents, beginning of the period                           15,908,041                   1,000
                                                                         ---------------          --------------

 Cash and cash equivalents, end of the year                              $    25,006,190          $   15,908,041
                                                                         ===============          ==============



         See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Cash Flows

                                                                                                          Period
                                                                                                           From
                                                                                                       August 22, 2003
                                                                                                        (Commencement
                                                                                                       of Operations)
                                                                                     Year Ended            Through
                                                                                  December 31, 2004   December 31, 2003
                                                                                  -----------------   -----------------

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                     $           -      $        -
                                                                                   ================   ==============

 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased through non-recourse debt            $     70,057,207   $        -
                                                                                   =================  ==============
      Equipment transferred in connection with the execution
        of an option agreement                                                     $     15,216,101   $        -
                                                                                   ================   ==============
      Principal and interest paid on non-recourse notes payable
       directly to lenders by lessees                                              $      9,131,400   $        -
                                                                                   ================   ==============




         See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(1)    Organization

     ICON Income Fund Ten, LLC (the "LLC") is an equipment leasing business formed in the State of Delaware on January 2, 2003 as a limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to leases.

     The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) acquires a diversified portfolio of leases and financing transactions; (ii) makes monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the reinvestment period, which period will end no later than the eighth anniversary after the final closing date; (iii) re-invests substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) will sell the LLC's investments and distribute the cash from sales of such investments to its members after the end of the reinvestment period, which is the liquidation period.

     The initial capitalization of the LLC was $1,000 contributed by ICON Capital Corp. (the "Manager"). The LLC is offering membership interests on a "best efforts" basis with the intention of raising up to $150,000,000 of capital from additional members. The LLC had its initial closing on August 22, 2003 when it admitted 5,065.736 additional members shares, representing $5,065,736 in capital contributions. At December 31, 2003 the LLC had admitted an additional 18,718.594 additional members shares representing $18,718,594 in capital contributions, bringing the total capital contributions and additional member shares to $23,784,330 and 23,784.330, respectively. At December 31, 2004 the LLC had admitted an additional 85,192.914 additional members shares representing $85,192,914 in capital contributions, bringing the total capital contributions and additional member shares to $108,977,244 and 108,977.244 respectively. The LLC redeemed 115.910 additional member shares in 2004, leaving 108,861.334 additional member shares outstanding at December 31, 2004. The LLC will continue until December 31, 2023, unless terminated sooner.

     The LLC has admitted additional members through March 31, 2005 of 39,852.482 aggregating $39,852,482 in capital contributions.

     The Manager is a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of a management agreement with the LLC. Additionally, the Manager has a 1% ownership interest in the LLC.

     ICON Securities Corp., an affiliate of the Manager, receives or is entitled to receive, an underwriting fee from the gross proceeds from sales of all shares to the additional members. The Manager is also entitled to receive organization and offering expenses and prepaid service fees from the gross proceeds of such sales. The total of prepaid service fees and underwriting compensation paid by the LLC, which includes underwriting commissions, sales commissions to unaffiliated selling dealers, public offering expense reimbursements, and due diligence activities is limited to 20% of gross proceeds up to the first $37,500,000 raised, 19% of gross offering proceeds from $37,500,001 to $75,000,000 and 18% of gross offering proceeds from $75,000,001 to $150,000,000.
Through December 31, 2004, sales and offering expenses aggregating $4,939,192 were paid or accrued to the Manager or its affiliates and charged directly to members' equity. In addition, $7,083,504 of prepaid service fees were paid to the Manager or its affiliates and capitalized in the accompanying balance sheet. The balance of those fees paid or accrued during the periods were to entities unaffiliated with the Manager.

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(1)    Organization - continued

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The LLC accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the LLC's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the LLC's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

     Concentration of Credit Risk

     Concentrations of credit risk with respect to customers are dispersed across different industry segments within the United States of America and throughout the world; accordingly the LLC is exposed to business and economic risk. Although the LLC does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the segments in which they operate.

     Allowance for Doubtful Accounts

     The LLC estimates uncollectibility of receivables by analyzing historical bad debts, customer concentrations and credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

     Investment in Operating Leases

     Investments in operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon the final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting profit

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

or loss is reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

     Asset Impairments

     The LLC's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable non-recourse where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable non-recourse is repaid in full.

     Equipment Held for Sale or Lease

     Equipment held for sale or lease is recorded at the lower of cost or market value expected to be realized upon sale and consists of equipment previously leased to end users which has been returned to the LLC following lease expiration.

     Prepaid Service Fees

     The LLC pays the Manager a service fee based upon 6.5% of the gross proceeds from the sale of shares to additional members. In exchange for these fees, the Manager provides services related to the selection and acquisition of equipment and interests in equipment with the offering proceeds. The Manager's obligation to perform these services extends until six months after the final admission of additional members. Since these costs relate to the acquisition of equipment on lease, they are capitalized on the LLC's balance sheet and amortized to operations over the offering period plus six months.

     Share Redemption

     The LLC may, at its discretion, redeem shares from a limited number of its additional members, as defined in its membership agreement. The redemption price for any shares approved for redemption is based upon a formula, as defined in the membership agreement.

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Per Unit Data

     Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.

     Revenue Recognition

     The LLC leases equipment to third parties which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

     Derivative Financial Instruments

     During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No 149, issued in June 2003. The LLC adopted SFAS 133 effective January 1, 2004.

     We use derivative financial instruments to mitigate changes in interest rates. All derivatives are recognized on the balance sheet at fair value. Certain derivatives, at inception, are designated as hedges and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as either (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). The LLC has only cash flow hedges at December 31, 2004.

     We record changes in the fair value of cash flow hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, in other comprehensive income, net of income taxes, which is a component of members' equity, until earnings are affected by the variability of cash flows of the hedged transaction.

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Reclassifications

     Certain reclassifications have been made to the accompanying consolidated financial statements for the period from August 22, 2003 (commencement of operations) through December 2003 to conform to the current period presentation.

(3)    Joint Ventures

     The LLC and its affiliates, entities also managed by the Manager, formed the two joint ventures, discussed below for the purpose of acquiring and managing various assets. The LLC and these affiliates have substantially identical investment objectives and participate on identical terms and conditions. The LLC and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

                          ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     The joint venture described below is majority owned and consolidated with the LLC.

     ICON GeicJV

     On April 30, 2004, the LLC and ICON Income Fund Nine, LLC ("Fund Nine") formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a three year lease with Government Employees Insurance Company ("GEICO"). The LLC paid $4,330,626, in cash for its 74% ownership interest in the joint venture.

     The joint venture described below is minority owned and is accounted for under the equity method.

     ICON Aircraft 46837, LLC

     On March 31, 2004, the LLC and ICON Income Fund Eight A L.P. ("Fund Eight A") formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 36 months. The LLC acquired a 71.4% ownership interest in this joint venture for a total of $2,466,226 in cash. The aircraft owned by ICON Aircraft 46837 is subject to non-recourse debt which accrues interest at 4.0% per annum and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx. Legal and bank fees of $238,621 were also paid and capitalized as part of the cost of the aircraft.

     In connection with the formation of the joint venture, Fund Eight A acquired an option from the LLC for $10,000 to acquire an additional 61.4% ownership interest in ICON Aircraft 46837 from the LLC. Effective July 1, 2004 Fund Eight A exercised its option and the LLC sold its 61.4% interest in ICON Aircraft 46837 to Fund Eight A. The exercise price received by the LLC was $2,296,879. There was no gain or loss recognized by the LLC on this transaction. As a result of the sale, effective July 1, 2004, the LLC began accounting for its remaining minority interest of 10% using the equity method of accounting.

     Information as to the financial position and results of operations of ICON Aircraft 46837 at December 31, 2004 and for the year ended December 31, 2004 are summarized below:

                                             December 31, 2004
                                             ------------------

         Assets                               $    17,412,031
                                              ===============
         Liabilities                          $    13,587,252
                                              ===============
         Equity                               $     3,824,779
                                              ===============
         LLC's share of equity                $       382,479
                                              ===============

                                                 Year Ended
                                             December 31, 2004
                                             -----------------
         Net income                           $        81,460
                                              ===============
         LLC's share of net income            $         8,146
                                              ===============

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(4)    Investments in Operating Leases

     Investments in operating leases consist of the following at December 31:

                                                     2004              2003
                                                 -------------    -------------
Equipment at cost, beginning of year             $   2,880,000    $        -
Equipment acquisitions                              90,764,312        2,880,000
                                                 -------------    -------------

Equipment at cost, end of year                      93,644,312        2,880,000
                                                 -------------    -------------

Accumulated depreciation, beginning of year            219,423                -
Depreciation expense                                 6,878,570          219,423
                                                 -------------    -------------

Accumulated depreciation, end of year                7,097,993          219,423
                                                 -------------    -------------

Net investment in operating leases, end of year  $  86,546,319    $   2,660,577
                                                 =============    =============

     On December 31, 2004, the LLC entered into an Assignment Agreement with Imaging Financial Services, Inc., an affiliate of G.E. Capital Corp., for the purchase of 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The monthly base rental payments are $241,451. The lease terms have approximately 35, 36, and 45 months remaining. The purchase of this equipment occurred simultaneously with the execution of the Assignment Agreement. The purchase price of this equipment was approximately $9,203,000 in cash.

     On December 30, 2004, the LLC entered into an Assignment Agreement with The CIT Group/Equipment Financing, Inc. for the purchase of a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The monthly base rental payment is $63,940. The lease term has approximately 48 months remaining and expires in December 2008. The purchase of this equipment occurred simultaneously with the execution of this Assignment Agreement. The purchase price of this equipment was approximately $2,976,000 in cash.

     During June 2004, the LLC acquired two shipping container vessels (the "Vessels") from ZIM Israel Navigation Co., Ltd. ("ZIM"). The Vessels are owned by two wholly-owned subsidiaries of the LLC, ICON Containership I, LLC and ICON Containership II, LLC. The LLC simultaneously entered into a bareboat charter agreement with ZIM for the use of the Vessels. The monthly rental payment is $488,000 per vessel for a five-year period, starting June 24, 2004, with two one-year extension periods. The purchase price of the Vessels was $70,700,000 which was funded with cash of $18,400,000 and the assumption of non-recourse debt of $52,300,000. Bank fees, legal fees and other expenses of $810,238 were also paid and capitalized as part of the acquisition cost of the Vessels. The lender has a security interest in the Vessels and an assignment of the rental payments under the lease with ZIM.

     During July 2004, the LLC purchased Hussman refrigeration equipment which is on lease to P.W. Supermarkets, Inc. The monthly rental payment is $44,411 for two years and $20,839 for the final year, commencing August 6, 2004, with an option to extend the lease for one additional year. The purchase price of this equipment was approximately $1,310,000 in cash.

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(4)    Investments in Operating Leases - continued

     Aggregate minimum future rentals receivable from each of the LLC's non-cancelable leases discussed above consist of the following at December 31, 2004:

               Year Ending
              December 31,
                  2005                        $     17,631,000
                  2006                        $     17,631,000
                  2007                        $     15,783,000
                  2008                        $     12,502,000
                  2009                        $      4,880,000

(5)    Escrow Deposits

     On December 30, 2004, the LLC entered into a Commitment Agreement with Summit Asset Management, Ltd., an unaffiliated third party, for the purchase of approximately 8,762 bedside entertainment and communication terminals subject to lease with Premier Telecom Contracts Limited. The equipment will be installed in several National Health Service hospitals in the United Kingdom. The original cost of the equipment is anticipated to be (Pounds Sterling)12,700,000 ($24,452,580 at December 31, 2004). The lease term is for eighty-four months. At December 31, 2004 the LLC had advanced $5,862,843, in cash, which is included in escrow deposits in the accompanying consolidated balance sheet and which is approximately (Pounds Sterling)3,045,000 of the total cost of (Pounds Sterling)12,700,000.

     On December 30, 2004, the LLC entered into a Commitment Agreement with Summit Asset Management, Ltd., an unaffiliated third party, to purchase a 75% interest in a portfolio of leases currently in effect and performing with various United Kingdom lessees. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The leases all expire in less than five years. The purchase price is $2,655,682 in cash, which is included in escrow deposits in the accompanying consolidated balance sheet at December 31, 2004, and the assumption of approximately $20,000,000 in non-recourse debt. The transaction was completed during February 2005.

     On December 30, 2004,  the LLC entered into an  Assignment  Agreement  with
Varilease Finance Group, Inc., an unrelated third party, to purchase four Proserv Cranes (the "Cranes") subject to lease with WPS, Inc. The purchase price of the Cranes is $894,048, of which the LLC paid $251,589 in cash, which is included in escrow deposits in the accompanying consolidated balance sheet at December 31, 2004. The remaining balance of the purchase price is to be paid as follows; (a) $27,220 on the date the LLC receives an Installation Certificate for the first shipment; (b) $511,230 on the due date of the second installment, as defined in the agreement and (c) $104,009 on the date the LLC receives an Installation Certificate for the second shipment. The lease will commence on the first day of the calendar quarter following the LLC's receipt of the second Installation Certificate. The lease term is for 48 months with monthly rental payments of $21,757.

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(5)    Escrow Deposits - continued

     On December 14, 2004, the LLC entered into a Memorandum of Agreement with ZIM to purchase a 3,300 TEU container vessel, the ZIM Italia (the "Italia Vessel"), which is subject to a five year bareboat charter. The purchase price for the Italia Vessel will be $35,350,000, comprised of (i) $9,200,000 cash, which is included in escrow deposits in the accompanying consolidated balance sheet at December 31, 2004 and $55,505 of costs paid which will be capitalized as part of the acquisition cost of the Italia Vessel and (ii) approximately $26,150,000 of non-recourse debt. The non-recourse debt will have a five year term and will bear interest at a variable rate of LIBOR plus 1.50% per year. On December 30, 2004, the LLC entered into a Commitment Agreement with Fortis Capital Corp., which arranged the financing for the acquisition of the Italia Vessel. The lender has a security interest in the Italia Vessel and an assignment of the rental payments under the lease with ZIM. The Italia Vessel was delivered in January 2005. The LLC has classified this as an operating lease. The Italia Vessel is owned by ICON Containership III, LLC, a wholly-owned subsidiary of the LLC.

(6)    Notes Payable - Non-Recourse

     Notes payable non-recourse is comprised solely of the non-recourse debt incurred in connection with the acquisition of the ZIM Vessels in June 2004. This non-recourse debt accrues interest at the London Inter Bank Offer Rate ("LIBOR") plus 1.50% per annum (which was 4.60% per annum at December 31, 2004). The notes mature in July 2009. Simultaneously with the acquisition, the LLC entered into two interest rate swap contracts with Fortis Bank in which the variable interest rate on the non-recourse debt was swapped for a fixed interest rate. The interest rate swap contracts have a fixed interest rate of 5.36% per annum. The lender has a security interest in the Vessels and an assignment of the rental payments under the lease with ZIM. The balance of the notes payable non-recourse debt at December 31, 2004 is $47,795,602.

     The LLC accounts for its interest on the swap contracts in accordance with Statement of Financial Accounting Standards No. 133, as amended and recorded a liability and accumulated other comprehensive loss at December 31, 2004 of $303,619.

     The aggregate maturities of notes payable - non recourse consist of the following at December 31, 2004:

               Year Ending
              December 31,
                  2005                           $     9,378,324
                  2006                                 9,893,538
                  2007                                10,437,056
                  2008                                11,010,432
                  2009                                 7,076,252
                                                  --------------

                                                 $    47,795,602
                                                 ===============

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(7)    Line of Credit

     On May 30, 2002 certain affiliates of the LLC, specifically; ICON Cash Flow Partners L.P. Seven; ICON Income Fund Eight A L.P., ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC, (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank. The Initial Funds accrue interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together, 6.25% at December 31, 2004). Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add the LLC as a borrower. On December 6, 2004, the Loan and Security Agreement with Comerica Bank was extended to December 30, 2005.

     In connection with the line of credit agreement, the Initial Funds previously entered into a Contribution Agreement dated as of May 30, 2002, as amended (the "Contribution Agreement"). Pursuant to the Contribution Agreement, the Initial Funds agreed to restrictions on the amount and the terms of their respective borrowings under the Loan Agreement in order to minimize the unlikely risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (a) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or
(b) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will promptly make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Initial Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. In order to facilitate the LLC's addition to the Contribution Agreement, the Funds entered into a Second Amended and Restated Contribution Agreement effective as of August 5, 2004. The Second Amended and Restated Contribution Agreement contains substantially identical terms and limitations as did the original Contribution Agreement.

     Effective March 8, 2005, the Initial Funds and the LLC entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases ICON Cash Flow Partners L.P. Seven from all of its obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, ICON Cash Flow Partners L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by all funds under the line of credit agreement amounted to $10,272,992 at December 31, 2004. The LLC currently has no outstanding borrowings under this line of credit.

(8) Income Taxes (Unaudited)

     The LLC is taxed as a partnership for Federal and state income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual members rather than the LLC. The LLC's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income tax of the members.

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(8)    Income Taxes (Unaudited) - continued

     At December 31, 2004 and 2003, the members' equity included in the consolidated financial statements totaled $86,604,433 and $20,165,289, respectively. The members' capital for Federal income tax purposes at December 31, 2004 and 2003 totaled $104,505,233 and $23,669,595 (unaudited), respectively. The difference arises primarily from sales and offering expense reported as a reduction in the additional members capital accounts for financial reporting purposes but not for Federal income tax reporting purposes and differences in depreciation and amortization between financial reporting purposes and Federal income tax purposes.

     The following table reconciles net loss for financial statement reporting purposes to the net income for Federal income tax purposes as follows:



                                                                             Period From
                                                                            August 22, 2003
                                                                            (Commencement
                                                                            Of Operations)
                                                       Year Ended             Through
                                                          December 31,       December 31,
                                                            2004                 2003
                                                    -----------------     -----------------
Net loss per consolidated financial statements      $      (3,183,857)    $        (133,271)

Differences due to:
  Depreciation and amortization                             2,134,797               293,421
  Deferred rental income                                      880,328                  -
  Gain (loss) on sale of equipment                             10,317                  -
  Other                                                       620,965                  -
                                                    -----------------     -----------------

Net income for Federal income tax purposes          $         462,550     $         160,150
                                                    =================     =================



(9)    Transactions with Related Parties

     The LLC has entered into certain agreements with the Manager and ICON Securities Corp., a subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to those parties.

     In accordance with the terms of these agreements,  the LLC pays the Manager
(i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the LLC or through joint ventures (ii) prepaid service fees of 6.5% based upon the gross proceeds from the sale of shares to additional members and (iii) organization and offering expenses from the gross proceeds of such sales, as defined in the agreement. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations.

     ICON Securities Corp., an affiliate of the Manager, receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of all shares to the additional members.

     The total compensation which the Manager and ICON Securities Corp. may earn, not including management fees and administrative expense reimbursements, is limited to 12% of gross offering proceeds up to the first $37,500,000 raised, 11% of gross offering proceeds from $37,500,001 to $75,000,000 and 10% of gross offering proceeds from $75,000,001 to $150,000,000.

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(9)    Transactions with Related Parties - continued

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the year ended December 31, 2004 and for the period from August 22, 2003 (commencement of operations) to December 31, 2003, were as follows:


                                                     2004              2003
                                                 -------------    -------------
Prepaid service fees (1)                         $   5,537,523    $   1,545,981
Organization and offering expenses (2)               1,927,201          832,451
Underwriting commissions (2)                         1,703,853          475,687
Management fees (3)                                    644,184           18,391
Administrative expense reimbursements (3)            1,216,345            7,357
                                                 -------------    -------------

                                                 $  11,029,106    $   2,879,867
                                                 =============    =============

(1) Capitalized and amortized to operations over the estimated offering period in accordance with the LLC's accounting policies.
(2) Charged directly to members' equity.
(3) Charged directly to operations.

     The LLC had a net payable of $129,831 due to the Manager and affiliates at December 31, 2004 of which $117,888 was owed the Manager for administrative expense reimbursements. The LLC had a net receivable of $574,725 due from affiliates at December 31, 2004 of which $571,949 is due from Fund Nine in connection with the December 2004 purchase of equipment, of which Fund Nine acquired a portion, and was repaid during January 2005.

(10)   Fair Value of Financial Instruments

     The recorded amounts of the LLC's cash and cash equivalents and escrow deposits at December 31, 2004 and 2003 approximate fair value based upon the short term maturity of these instruments. The fair value of the LLC's non-recourse debt is estimated using discounted cash flow analyses, based upon the LLC's incremental borrowing rate for similar types of arrangements. The estimated fair value of the LLC's non-recourse notes payable at December 31, 2004 is approximately $36,104,000. The fair value of the interest rate swap contracts are estimated by management based upon independent valuations. Swap contracts are recorded on the balance sheet at fair value at December 31, 2004.

(11)   Concentration Risks

     For the year ended December 31, 2004, the LLC had four leases that accounted for 98% of total revenue and for the period from August 22, 2003 (commencement of operations) to December 31, 2003 the LLC had one lease that accounted for 100% of total revenue.

     The LLC's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The LLC has placed these funds in a high quality institution in order to minimize the risk.

                            ICON Income Fund Ten, LLC
                         (A Delaware Liability Company)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(12)   Other Comprehensive Loss

     For the year ended December 31, 2004 and for the period from August 22, 2003 (commencement of operations) through December 31, 2003, other comprehensive income (loss) consists of the following:



                                                                         Period From
                                                                        August 22, 2003
                                                                        (Commencement
                                                                        of Operations)
                                                 Year Ended               Through
                                              December 31, 2004       December 31, 2003
                                              -----------------       -----------------

    Net loss                                  $   (3,183,857)        $      (133,271)

   Other Comprehensive income (loss):

    Change in valuation of interest rate
         swap contracts during the period.          (303,619)                  -
                                             ----------------         --------------

   Comprehensive income (loss)                $   (3,487,476)        $      (133,271)
                                              ===============        ================



(13) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2004 and for the period from August 22, 2003 (commencement of operations) to December 31, 2003:




                                                               Quarters Ended in 2004
                                                 -------------------------------------------------
                                             March 31,    June 30,     September 30,  December 31,
                                             --------     --------     ------------   -----------

Revenue                                   $    275,871  $  2,527,180   $  3,739,687  $    3,777,668
                                          ============ ============    ============  ===============
Net loss allocable to additional members  $   (460,056) $   (651,069)  $   (999,697) $   (1,041,196)
                                          ============  ============   ============  ==============

Net loss per weighted average
   additional members share               $     (14.79) $     (13.49)  $    (14.21)  $        (9.02)
                                          ============  =============  ============  ==============



                                                               Quarters Ended in 2003
                                                 -------------------------------------------------
                                             March 31,    June 30,     September 30,   December 31,
                                             --------     -------      ------------    ----------

Revenue                                   $     -     $       -      $      94,786  $      275,898
                                          =========   ============   =============  ===============
Net loss allocable to additional members  $     -     $       -      $      (4,342) $     (127,596)
                                          =========   ============   =============  ===============

Net loss per weighted average
   additional members share               $     -     $       -      $       (0.60) $        (9.51)
                                          =========   ============   =============  ==============


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2004, we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9a. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our Manager, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

         Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant's Manager

     Our Manager, ICON Capital Corp., a Connecticut corporation, was formed in 1985. The Manager's principal offices are located at 100 Fifth Avenue, 10th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of the Manager have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The Manager is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the Manager offers a broad range of equipment leasing services.

     The Manager performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Our officers and directors are:

Beaufort J.B. Clarke       Chairman, Chief Executive Officer and Director

Paul B. Weiss              President and Director

Thomas W. Martin           Executive Vice President, Chief Financial Officer
                           and Director

Michael A. Reisner         Senior Vice President and General Counsel

Sean E. Hoel               Senior Vice President

     Beaufort J. B. Clarke, 58, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, 44, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss received a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, 51, has been our Executive Vice President, Chief Financial Officer and Director (and Director, President and Chief Financial Officer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin received a B.S. degree from the University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Michael A. Reisner, Esq., 34, has been our Senior Vice President and General Counsel since January 2004. Mr. Reisner was our Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

     Sean E. Hoel, 35, has been our Senior Vice President since June 1999. Mr. Hoel is responsible for the acquisition of equipment subject to lease. Mr. Hoel has a Masters Degree in Finance from Seattle University, preceded by Law School at the University of Oslo, a B.A. in Finance at the University of Wyoming, as well as three years of military service as a naval officer.

         Code of Ethics

     The Manager, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our Manager. The Manager's address is 100 Fifth Avenue, 10th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. The Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the year ended December 31, 2004 and the period from August 22, 2003 (commencement of operations) through December 31, 2003.



        Entity          Capacity     Compensation                2004              2003
----------------------  ----------  ---------------------   -------------    -------------

ICON Capital Corp.      Manager     Prepaid service fees    $   5,537,523    $   1,545,981
                                                            =============    =============
ICON Capital Corp.      Manager     Organization and
                                      offering expenses     $   1,927,201    $     832,451
                                                            =============    =============
ICON Capital Corp.      Manager     Underwriting fees       $   1,703,853    $     475,687
                                                            =============    =============
ICON Capital Corp.      Manager     Management fees         $     644,184    $      18,391
                                                            =============    =============
ICON Capital Corp.      Manager     Administrative fees     $   1,216,345    $       7,357
                                                            =============    =============

     The Manager also has a 1% interest in our profits and distributions. We paid distributions to the Manager of $47,159 and $2,759, respectively, for the year ended December 31, 2004 and for the period from August 22, 2003 (commencement of operations) through December 31, 2003. Additionally, the Managers interest in our net loss was $31,839 and $1,333, respectively, for the year ended December 31, 2004 and for the period from August 22, 2003 (commencement of operations) through December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) We are a limited liability company and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 18, 2005, Directors and Officers of the Manager do not own any of our equity securities.

     (c) The Manager owns our equity securities, as follows; a Manager Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. The Manager owns 100% of the Manager Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 3 and 9 to our consolidated financial statements for a discussion of our related party activity and investments in joint ventures.

Item 14. Principal Accountant Fees and Services

     During the year ended December 31, 2004 and the period from August 22, 2003 (commencement of operations) to December 31, 2003 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                            2004              2003
                                        -------------    -------------
     Audit fees                         $      65,369    $      27,000
     Audit related fees                         1,375                -
     Tax fees (for compliance)                 13,800                -
                                        -------------    -------------

                                        $      80,544    $      27,000
                                        =============    =============

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements - See Part II, Item 8 hereof.

     2. Financial Statement Schedules - None. Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

     3. Exhibits - :

     (i) Amended and Restated Operating Agreement of ICON Income Fund Ten, LLC (incorporated by reference to Exhibit A to post-effective Amendment No. 2 to Form S-1 Registration Statement filed with the Securities and Exchange Commission dated June 2, 2003).

     (ii) Certificate of Limited Liability Company (incorporated herein by reference to Exhibit 4.3 to pre-effective Amendment No. 2 to Form S-1 Registration Statement filed with the Securities and Exchange Commission dated February 28, 2003).

     (iii) Loan and Security Agreement dated May 30, 2002 as amended.

     (iv) Assignment Agreement dated December 31, 2004 with Imaging Financial Services, Inc., an affiliate of G.E. Capital Corp., for the purchase of 101 Noritsu QSS 3011 digital mini-labs subject to a lease with the Rite Aid Corporation (incorporated by reference to Current Report on Form 8-K, dated January 6, 2005).

     (v) Assignment Agreement dated December 30, 2005 with The CIT Group/Equipment Financing, Inc. for the purchase of Mitel Networks 3340 Global Branch Office Solution Phone Systems subject to lease with CompUSA, Inc., (incorporated by reference to Current Report on Form 8-K, dated January 6, 2005).

     (vi) On December 31, 2004, Jeremiah Silkowski, resigned from his position of Senior Vice President of ICON Capital Corp., the LLC's Manager, so that he may pursue other opportunities (incorporated by reference to Current Report on Form 8-K, dated January 6, 2005).

     10.1 Sixth Amendment to the Loan & Security Agreement dated May 30, 2002 as amended.

         31.1 Rule 13a-14(a)/15d-14(a) certifications.

         31.2 Rule 13a-14(a)/15d-14(a) certifications.

          32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Ten, LLC File No. 333-103503 (Registrant) by its Manager, ICON Capital Corp.

Date: April 14, 2005         /s/ Beaufort J.B. Clarke
                             ---------------------------------------
                             Beaufort J.B. Clarke
                             Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated. ICON Capital Corp. sole Manager of the Registrant


Date: April 14, 2005         /s/ Beaufort J.B. Clarke
                             -----------------------------------------------
                             Beaufort J.B. Clarke
                             Chairman, Chief Executive Officer and Director


Date: April 14, 2005        /s/ Paul B. Weiss
                            -----------------------------------------------
                            Paul B. Weiss
                            President and Director


Date: April 14, 2005        /s/ Thomas W. Martin
                            -----------------------------------------------
                            Thomas W. Martin
                            Executive Vice President and Director
                            (Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to
Section 12 of the Act. No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the LLC's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: April 14, 2005

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

Dated: April 14, 2005

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 32.1

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of LLC in connection with the Annual Report of ICON Income Fund Ten, LLC (the "LLC") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC.

Dated:      April 14, 2005

           /s/ Beaufort J.B. Clarke
           ------------------------------------------------------
           Beaufort J.B. Clarke
           Chairman and Chief Executive Officer
           ICON Capital Corp.
           Manager of ICON Income Fund Ten, LLC


Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of LLC in connection with the Annual Report of ICON Income Fund Ten, LLC (the "LLC") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC.


Dated:      April 14, 2005

            /s/ Thomas W. Martin
            -------------------------------------------------------
            Thomas W. Martin
            Executive Vice President (Principal
            Financial and Accounting Officer)
            ICON Capital Corp.
            Manager of ICON Income Fund Ten, LLC

                               SIXTH AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


     This SIXTH AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of November 29, 2004 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a
Delaware  limited  partnership  ("Borrower  3"),  ICON Income Fund Nine,  LLC, a
Delaware limited liability company ("Borrower 4"), and ICON Income Fund Ten, LLC, a Delaware limited liability company ("Borrower 5" and together with Borrower 1, Borrower 2, Borrower 3 and Borrower 4, "Borrower" or "Borrowers"), on the one hand, and Comerica Bank, successor by merger to Comerica Bank-California ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, entered into by Borrower 1, Borrower 2, Borrower 3 and Comerica Bank-California; the First Amendment to Loan and Security Agreement, dated as of December 12, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California; the Second Amendment to Loan and Security Agreement, dated as of April 9, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California; the letter agreement dated May 31, 2003 entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California; the Third Amendment to Loan and Security Agreement, dated as of July 31, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank; the Fourth Amendment to Loan and Security Agreement, dated as of November 3, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank; and the Fifth Amendment to Loan and Security Agreement, dated as of July 29, 2004, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4, Borrower 5 and Comerica Bank (as amended and modified through but excluding the date hereof, the "Agreement")."

                                    RECITALS

     WHEREAS, Borrower 1, Borrower 2, Borrower 3, Borrower 4, Borrower 5 and Lender entered into the Agreement;

     WHEREAS, the Revolving Loan Maturity Date is currently December 31, 2004;

     WHEREAS, Borrowers have requested that Lender amend the Agreement to extend the Revolving Loan Maturity Date to December 30, 2005; and

     WHEREAS, Lender is willing to agree to Borrowers' request, on the terms and conditions set forth below;

         NOW, THEREFORE, IT IS AGREED THAT:

1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

2. Amendments.

     a. The definition of "Revolving Loan Maturity Date" in the Agreement is amended to read as follows:

     Revolving Loan Maturity Date - December 30, 2005.

     b.   A new Section 5.5.7 is added to the Agreement, to read as follows:

     5.5.7 Schedule of Non-Recourse Debt and Related Assets. Within 30 days after the close of each fiscal year of Borrowers, a schedule (in form satisfactory to Lender) showing each Borrower's non-recourse debt
     (including the name of each creditor, the amount of the outstanding principal balance owed to such creditor, the payment schedule and maturity date for such non-recourse debt and a statement of whether such Borrower is or is not in default with respect to such non-recourse debt), along with a description of the assets that secure such non-recourse debt and the value of such assets (determined in accordance with GAAP).

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

     (b) Lender shall have received certified copies of all action taken by Borrowers to authorize the execution, delivery and performance of the Loan Documents, and identifying the persons authorized to sign Loan Documents on behalf of each Borrower;

     (c) Lender shall have received good standing certificates from the appropriate secretary of state of the state in which each Borrower and its general partner or manager, as the case may be, are organized;

     (d) Lender shall have received UCC searches for each Borrower that are satisfactory to Lender;

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

                         [Signatures on following page]

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


By:_____________________________            By: _________________________
         Thomas W. Martin                       Thomas W. Martin
         Executive Vice President               Executive Vice President

ICON INCOME FUND EIGHT B L.P.,                 COMERICA BANK
a Delaware Limited Partnership;;
By ICON Capital Corp., its general partner


By:______________________________           By: __________________________
         Thomas W. Martin                       Daniel Backer
         Executive Vice President               Assistant Vice President-
                                                Western Division