Form 10-Q
period 2005-03-31
ICON INCOME FUND TEN LLC
filed 2005-06-30
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                    March 31, 2005
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________to________________


Commission File Number                               333-103503
                       ---------------------------------------------------------

                            ICON Income Fund Ten, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  35-2193184
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

 100 Fifth Avenue, New York, New York                 10011-1505
--------------------------------------------------------------------------------
 (Address of principal executive offices)            (Zip code)

                                  (212)418-4700
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [x] No

                            ICON Income Fund Ten, LLC
                                      Index



PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

    Consolidated Balance Sheets at March 31, 2005 (Unaudited)

      and December 31, 2004                                                     3-4

    Consolidated Statements of Operations for the three months ended
      March 31, 2005 and 2004 (Unaudited)                                         5

    Consolidated Statement of Changes in Partners' Equity for the three
      months ended March 31, 2005 (Unaudited)                                     6

    Consolidated Statements of Cash Flows for the three months ended March
      31, 2005 and 2004 (Unaudited)                                             7-8

    Notes to Consolidated Financial Statements (Unaudited)                     9-14

Item 2.  Manager's Discussion and Analysis of Financial Condition and
  Results of Operations                                                       15-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk               24

Item 4.  Controls and Procedures                                                 25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                       26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds             26

Item 3.  Defaults Upon Senior Securities                                         26

Item 4.  Submission of Matters to a Vote of Security Holders                     26

Item 5.  Other Information                                                       26

Item 6.  Exhibits                                                                26

Signatures                                                                       27

    Certifications                                                            28-31


                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                           Consolidated Balance Sheets

                                     ASSETS


                                               (Unaudited)
                                                 March 31,          December 31,
                                                   2005                2004
                                                   ----                ----

 Cash and cash equivalents                   $    54,701,755    $    25,006,190
                                             ---------------    ---------------

 Investments in operating leases:
    Equipment, at cost                           129,771,508         93,644,312
    Accumulated depreciation                     (11,191,775)        (7,097,993)
                                             ----------------   ----------------

    Net investments in operating leases          118,579,733         86,546,319
                                             ---------------    ---------------

 Escrow deposits                                   7,167,441         19,001,619
 Equipment held for sale or lease, net             1,658,339            477,715
 Prepaid service fees, net                         7,140,008          5,444,167
 Investment in unguaranteed residual values        2,815,084                 -
 Interest rate swap contracts                        663,749                 -
 Due from affiliates                                   2,777            574,725
 Investments in joint ventures                       402,940            382,479
 Other assets, net                                   134,689             85,139
                                             ---------------    ---------------

      Total assets                           $   193,266,515    $   137,518,353
                                             ===============    ===============

See accompanying notes to consolidated financial statements.

                           ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                           Consolidated Balance Sheets

                         LIABILITIES AND MEMBERS' EQUITY



                                                                   (Unaudited)
                                                                     March 31,         December 31,
                                                                      2005                2004
                                                                      ----                ----

 Notes payable - non-recourse                                   $     70,998,296   $       47,795,602
 Security deposits and other liabilities                                 269,487              360,802
 Deferred rental income                                                1,483,711            1,248,166
 Additional Member refunds payable                                       100,000                   -
 Due to Manager and affiliates                                           743,683              129,831
 Interest rate swap contracts                                                -               303,619
 Minority interest                                                       967,454            1,075,900
                                                                ----------------   ------------------

    Total liabilities                                                 74,562,631           50,913,920
                                                                ----------------   ------------------

 Commitments and Contingencies

 Members' equity:
    Manager (one share outstanding,
      $1,000 per share original issue price)                            (121,295)             (82,090)
    Additional Members (148,512.433 and 108,861.334
      shares outstanding, $1,000 per share original issue price)     118,161,430           86,990,142
    Accumulated other comprehensive income (loss)                        663,749             (303,619)
                                                                ----------------   ------------------

    Total members' equity                                            118,703,884           86,604,433
                                                                ----------------   ------------------

    Total liabilities and members' equity                       $    193,266,515   $      137,518,353
                                                                ================   ==================


See accompanying notes to consolidated financial statements.

                           ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Operations
                          Three Months Ended March 31,





                                                                2005             2004
                                                                ----             ----

 Revenue:
    Rental income                                       $      5,730,336   $      275,871
    Income from investment in joint venture                       20,461               -
                                                        ----------------   --------------

      Total revenue                                            5,750,797          275,871
                                                        ----------------   --------------

 Expenses:
    Depreciation expense                                        4,563,878          205,576
    Amortization of prepaid service fees                         894,570          202,350
    Interest                                                     955,194               -
    Management fees - Manager                                    299,690          122,966
    Administrative expense reimbursements - Manager              357,677          190,574
    General and administrative                                   115,541           19,108
    Minority interest                                             11,094               -
                                                        ----------------   --------------

      Total expenses                                           7,197,644          740,574
                                                        ----------------   --------------

 Net loss                                               $     (1,446,847)  $     (464,703)
                                                        =================  ==============

 Net loss allocable to:
    Additional Members                                  $     (1,432,379)  $     (460,056)
    Manager                                                      (14,468)          (4,647)
                                                        ----------------   --------------

                                                        $     (1,446,847)  $     (464,703)
                                                        ================   ==============

 Weighted average number of additional members
   shares outstanding                                            125,247           31,108
                                                        ================   ==============

 Net loss per weighted average
  additional members share                              $         (11.44)  $       (14.79)
                                                        ================   ==============


See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Consolidated Statement of Changes in Members' Equity
                        Three Months Ended March 31, 2005


                                         Additional Members' Distributions                          Accumulated
                                         (Per weighted average share)                                  Other          Total
                                             Return of  Investment     Additional        Managing  Comprehensive     Members'
                                             Capital    Income          Members           Member    Income (Loss)    Equity
                                             -------    ------          -------           ------    ------------     ------

Balance, January 1, 2005                                             $ 86,990,142     $  (82,090)    $(303,619)    $   86,604,433

Proceeds from issuance of additional
    members shares (39,852.482 shares)                                 39,852,482           -             -            39,852,482
 Sales and offering expenses                                           (4,583,035)          -             -            (4,583,035)
 Additional member shares
   redeemed (201.383 shares)                                             (216,821)          -             -              (216,821)
 Cash distributions to members               $  19.55   $   -          (2,448,959)       (24,737)         -            (2,473,696)
 Unrealized increase in interest rate
     swap contracts                                                            -            -          967,368            967,368
 Net loss                                                              (1,432,379)       (14,468)         -            (1,446,847)
                                                                     ----------------------------    ---------     --------------

Balance, March 31, 2005                                              $118,161,430     $ (121,295)   $  663,749     $ 118,703,884
                                                                     ============     ===========   ==========     ==============


See accompanying notes to consolidated financial statements.

                           ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,

                                                                                      2005               2004
                                                                                      ----               ----

Cash flows from operating activities
    Net loss                                                              $        (1,446,847)  $       (464,703)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Rental income paid directly to lenders by lessees                          (4,180,533)                -
        Interest expense on non-recourse financing paid directly
          to lenders by lessees                                                       956,694                 -
        Amortization of prepaid service fees                                          894,570            202,350
        Depreciation                                                                4,563,878            205,576
        Income from investment in joint venture                                       (20,461)                -
        Minority interest                                                              11,094                 -
      Changes in operating assets and liabilities:
        Due from Manager and affiliates, net                                               -            (194,829)
        Other assets                                                                  (49,550)                -
        Security deposits and other liabilities                                       (45,021)             4,297
        Deferred rental income                                                         24,078                 -
        Due to Manager and affiliates, net                                            236,735            (50,159)
                                                                          -------------------   ----------------

 Net cash provided by (used in) operating activities                                  944,637           (297,468)
                                                                          -------------------   ----------------

 Cash flows from investing activities:
    Investments in operating leases, net of security deposits assumed              (2,167,116)        (3,602,276)
    Due from Manager and affiliates, net                                              571,948                 -
    Investment held in escrow                                                              -         (18,400,000)
    Prepaid service fees paid                                                      (2,590,411)        (1,028,385)
                                                                          -------------------   ----------------

 Net cash used in investing activities                                             (4,185,579)       (23,030,661)
                                                                          -------------------   ----------------

 Cash flows from financing activities:
    Issuance of additional members shares,
       net of sales and offering expenses paid                                     35,269,447         13,704,573
    Due to Manager and affiliates, net                                                377,117                 -
    Cash distributions to members                                                  (2,473,696)          (565,046)
    Member shares redeemed                                                           (216,821)                -
    Minority interest contribution in joint venture                                        -           1,028,910
    Distributions to minority interest holders in joint ventures                     (119,540)                -
    Additional Member refunds payable                                                 100,000           (203,000)
                                                                          -------------------   ----------------

 Net cash provided by financing activities                                         32,936,507         13,965,437
                                                                          -------------------   ----------------

 Net increase (decrease) in cash and cash equivalents                              29,695,565         (9,362,692)

 Cash and cash equivalents, beginning of the period                                25,006,190         15,908,041
                                                                          -------------------   ----------------

 Cash and cash equivalents, end of the period                             $        54,701,755   $      6,545,349
                                                                          ===================   ================


See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,



                                                                                           2005         2004
                                                                                           ----         ----

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                          $        -     $     -
                                                                                      =============  ==========

 Supplemental disclosure of non-cash investing and financing activities:
    Non-cash portion of equipment purchased through non-recourse debt                 $  26,150,000  $     -
                                                                                      =============  ==========
    Principal and interest paid on non-recourse notes payable
      directly to lenders by lessees                                                  $   4,180,533  $     -
                                                                                      =============  ==========


See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(1)   Basis of Presentation and Consolidation

     The accompanying consolidated financial statements of ICON Income Fund Ten, LLC (the "LLC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

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

(2)   Organization

     The LLC was formed on January 2, 2003 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease.

     The LLC is currently in its "reinvestment" phase, wherein the LLC seeks to purchase equipment from time to time through April 30, 2010. After the "reinvestment period", the LLC will then begin to sell its assets in the ordinary course of business during a time frame called the "disposition period". If the LLC believes it would be beneficial to reinvest the cash flow in equipment during the disposition period, the LLC may do so, but the Manager will not receive any additional fees in connection with such reinvestments.

     The initial capitalization of the LLC was $1,000 contributed by ICON Capital Corp. (the "Manager"). The LLC was offering membership interests on a "best efforts" basis with the intention of raising up to $150,000,000 of capital from additional members. The LLC had its initial closing on August 22, 2003 when it admitted 5,065.736 Additional Members shares, representing $5,065,736 in capital contributions. At March 31, 2005 the LLC had admitted an additional 143,763.99 Additional Members shares representing $143,763,990 in capital contributions, bringing the total capital contributions and Additional Member shares to $148,829,726 and 148,829.726 respectively. Through March 31, 2005 the LLC redeemed 317.293 additional member shares, leaving 148,512.433 Additional Member shares outstanding at March 31, 2005. The LLC will continue until December 31, 2023, unless terminated sooner.

     The Manager is a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of a management agreement with the LLC. Additionally, the Manager has a 1% ownership interest in the LLC.

                            ICON Income Fund Ten, LLC
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(2)   Organization - continued

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

(3)  Joint Ventures

     The LLC and its affiliates, entities also managed by the Manager, formed the two joint ventures, discussed below, for the purpose of acquiring and managing various assets. The LLC and these affiliates have substantially identical investment objectives and participate on identical terms and conditions. The LLC and the other affiliated members of the joint ventures have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other members desire to sell their interests in the equipment or joint venture.

     The joint venture described below is majority owned and consolidated with the LLC.

     ICON GeicJV

     On April 30, 2004, the LLC and ICON Income Fund Nine, LLC ("Fund Nine") formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a three year lease with Government Employees Insurance Company ("GEICO"). The LLC paid $4,330,626 in cash for its 74% ownership interest in the joint venture.

     The joint venture described below is minority owned and is accounted for under the equity method.

     ICON Aircraft 46837, LLC

     On March 31, 2004, the LLC and ICON Income Fund Eight A L.P. ("Fund Eight A") formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft subject to a lease with Federal Express Corporation ("FedEx"). The lease is for a three year period and expires on March 31, 2007. At March 31, 2005, the LLC owns a 10% interest in ICON Aircraft 46837.

     Information as to the unaudited results of operations of ICON Aircraft 46837 is summarized below:

                                            Three Months Ended
                                                March 31,
                                          2005              2004
                                      -------------    -------------
         Net income                   $     204,612    $        -
                                      =============    =============
         LLC's share of net income    $      20,461    $           -
                                      =============    =============

                            ICON Income Fund Ten, LLC
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(4)    Related Party Transactions

     The LLC has entered into certain agreements with the Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to those parties.

     In accordance with the terms of these agreements,  the LLC pays the Manager
(i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the LLC or through its joint ventures, (ii) prepaid service fees of 6.5% based upon the gross proceeds from the sale of shares to Additional Members, and (iii) organization and offering expenses from the gross proceeds of the sale of shares to Additional Members, as defined in the agreement. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations.

     ICON Securities Corp. receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of shares to the Additional Members.

     The total compensation which the Manager and ICON Securities Corp. may earn, not including management fees and administrative expense reimbursements, is limited to 12% of gross offering proceeds up to the first $37,500,000 raised, 11% of gross offering proceeds from $37,500,001 to $75,000,000 and 10% of gross offering proceeds from $75,000,001 to $150,000,000.

         Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:
                                                 Three Months Ended
                                                     March 31,
                                               2005              2004
                                           -------------    -------------
 Prepaid service fees (1)                  $   2,590,411    $   1,028,385
 Organization and offering expenses (2)          597,787          532,689
 Underwriting commissions (2)                    797,050          316,426
 Management fees (3)                             299,690          122,966
 Administrative expense reimbursements (3)       357,677          190,574
                                           -------------    -------------

                                           $   4,642,615    $   2,191,040
                                           =============    =============

 (1) Capitalized and amortized to operations over the estimated offering period in accordance with the LLC's accounting policies.
 (2) Charged directly to members' equity.
 (3) Charged directly to operations.

     The LLC had a net receivable of $2,777 due from affiliates at March 31, 2005 for expense reimbursements. The LLC also had a net payable of $743,683 due to the Manager and affiliates at March 31, 2005 of which $354,623 was owed the Manager for administrative expense reimbursements, $271,766 was owed the Manager for prepaid service fees, $33,582 was owed the Manager for organization and offering expenses and $83,712 was due ICON Securities Corp. for underwriting commissions.

                            ICON Income Fund Ten, LLC
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(5)    Notes Payable - Non-Recourse

     Notes payable non-recourse are comprised solely of the non-recourse debt incurred in connection with the acquisition of three containership vessels purchased from ZIM Israel Navigation Co., Ltd. ("ZIM"). The first two Vessels, ZIM Canada and ZIM Korea, were acquired during 2004 and the non-recourse debt matures in July 2009. The third Vessel, ZIM Italia, was acquired during January 2005 and the non recourse debt matures in January 2010. All of the non-recourse debt accrues interest at the London Inter Bank Offer Rate plus 1.50% per annum. The lender has a security interest in the three vessels and an assignment of the rental payments under the leases with ZIM. The balance of the notes payable non-recourse debt at March 31, 2005 is $70,998,296.

     Simultaneously with the acquisitions of the vessels, the LLC entered into interest rate swap contracts with Fortis Bank in order to fix the variable interest rate on the non-recourse debt and minimize the LLC's risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 5.36% per annum for the ZIM Canada and ZIM Korea debt and 5.80% per annum for the ZIM Italia debt. The LLC accounts for its interest on the non-recourse debt swap contracts in accordance with Statement of Financial Accounting Standards No. 133, as amended, and recorded an asset and accumulated other comprehensive income at March 31, 2005 of $663,749.

(6) Other Comprehensive Income (Loss)

     Other comprehensive income (loss) consists of the following:

                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                  2005               2004
                                                  ----               ----

Net loss                                    $   (1,446,847)   $      (464,703)

Other Comprehensive income (loss):
   Change in valuation of interest rate
       swap contracts during the period            967,368                 -
                                           ---------------   ----------------

   Comprehensive income (loss)             $     (479,479)  $      (464,703)
                                           ================  ================


(7)    Escrow Deposits

     During January 2005, in connection with the completion of the ZIM Italia acquisition, the LLC released $9,200,000 in escrow deposits. During February 2005, in connection with the acquisition of four Proserv Cranes, the LLC released $251,589, previously held in escrow deposits, to complete the acquisition. During February 2005, in connection with the investment in unguaranteed residual values, the LLC released $2,815,084 in escrow deposits. Amounts held in escrow at March 31, 2005 are deposits on additional equipment purchases.

                            ICON Income Fund Ten, LLC
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(8)    Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The LLC does not expect the adoption of SFAS 154 to have an impact on its consolidated financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(9)    Line of Credit Agreement

     On May 30, 2002, certain affiliates of the LLC, specifically; ICON Cash Flow Partners L.P. Seven; ICON Income Fund Eight A L.P., ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC, (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank. The Initial Funds accrue interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together is 6.75% at March 31, 2005). Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add the LLC as a borrower. On December 6, 2004, the Loan and Security Agreement with Comerica Bank was extended to December 30, 2005.

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

                            ICON Income Fund Ten, LLC
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(9)    Line of Credit Agreement - continued

     Effective March 8, 2005, the Initial Funds and the LLC entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases ICON Cash Flow Partners L.P. Seven from all of its obligations under the Loan and Security Agreement, dated as of May 30, 2002. As such, ICON Cash Flow Partners L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by all funds under the line of credit agreement amounted to $11,830,000 at March 31, 2005. The LLC currently has no borrowings under this line of credit.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Ten, LLC and its consolidated subsidiary.

     Forward-Looking Information - Certain statements within this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

     Business Overview

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

     We expect to invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for the next five years. This time frame is called the "reinvestment period," which we may extend at our discretion for an additional three years. After the "reinvestment period," we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period." If we believe it would benefit investors to reinvest our cash flow in equipment during the liquidation period, we may do so, but we will not receive any additional fees in connection with such reinvestments. Our goal is to complete the liquidation period in three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, an investor should expect to hold his shares for at least 10 years from the time he invests.

     Substantially all of our recurring operating cash flows are generated from the operations of the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the additional members. We anticipate increases in cash available for distributions to the additional members from the acquisition of more single-investor transactions.

     Our current equipment portfolio, which we own directly or through joint venture investments with affiliates, consists primarily of the following:

     Containership Industry

     We have a 100% investment in three 3,300 TEU container vessels on bareboat charter to ZIM Israel Navigation Co. Ltd. ("ZIM"), the 1991 ZIM Korea, the 1990 ZIM Canada and the 1991 ZIM Italia. The 1991 ZIM Korea and the 1990 ZIM Canada have a bareboat charter that expires during June 2009 and the ZIM Italia has a bareboat charter that expires during December 2009. The purchase price for the ZIM Korea and ZIM Canada was approximately $70,700,000 comprised of (i) approximately $18,400,000 in cash, and (ii) approximately $52,300,000 of non-recourse debt. The purchase price for the ZIM Italia was approximately $35,350,000 comprised of (i) approximately $9,200,000 in cash, and (ii) approximately $26,150,000 of non-recourse debt.

     Information Technology Industry

     We have a 74% interest in information technology equipment, such as Sun servers, HP servers, Dell desktop computers, and Panasonic laptop computers, subject to a three year lease with Government Employees Insurance Company ("GEICO"). The expiration of the lease is March 31, 2007. Our share of the purchase price was $4,330,626 in cash.

     We have a 75% interest in a portfolio of leases currently in effect and performing with various U.K. lessees. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The leases all expire in less than five years. The purchase price was approximately $2,815,000 in cash. Under the terms of the Participation Agreement with the seller, we will receive 75% of all residual proceeds, which is defined as either lease renewals or sales proceeds, as the equipment comes off lease.

     We have a 100% interest in two Mitel Networks 3340 Global Branch Office Solution Phone Systems on lease to CompUSA, Inc. One lease has a lease term of approximately 48 months while the second has a lease term of approximately 58 months. The purchase price of the two systems, respectively, was approximately $2,976,000 in cash and approximately $1,174,000 in cash.

     We have a 100% interest in 101 Noritsu QSS-3011 digital mini-labs on lease to the Rite Aid Corporation. The lease expires during December 2008. The purchase price of the equipment was approximately $9,203,000 in cash.

         2005 Portfolio Activity

         Mitel Networks 3340 Global Branch Office Solution Phone Systems

     During March 2005, we entered into an Assignment Agreement with The CIT Group/Equipment Financing, Inc. for the purchase of a second Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The lease expires in December 2009. The purchase price was approximately $1,174,000 in cash.

         Four Double Box Girder Cranes

     During December 2004, we entered into a Purchase Agreement with Varilease Finance Group, Inc. for the purchase of Four Double Box Girder Cranes manufactured by Proserv Anchor Crane Group on lease to WPS, Inc. with an expiration date of March 2009. The purchase price was $894,048, of which we paid $251,589 during December 2004. The remaining balance of the purchase price was paid as follows: (a) we paid $27,220 on the date we received an installation certificate for the first shipment; (b) we paid $511,230 on the due date of the second installment, as defined in the agreement, and (c) we paid $104,009 on the date we received an installation certificate for the second shipment. The lease will commence on the first day of the calendar quarter following our receipt of the second installation certificate. The lease term is for 48 months. This transaction was completed in February 2005.

     United Kingdom Information Technology Equipment Portfolio

     During December 2004, we entered into a Commitment Agreement with Summit Asset Management, Ltd. to purchase a 75% interest in a portfolio of leases currently in effect and performing with various United Kingdom lessees. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The leases expire within five years of our acquisition. The purchase price was approximately $2,815,000 in cash. Under the terms of a Participation Agreement with the seller, we will receive 75% of all residual proceeds, which is defined as either lease renewals or sales proceeds, as the equipment comes off lease. This transaction was completed during February 2005.

     Bedside Entertainment and Communication Terminals

     During December 2004, we entered into a Commitment Agreement with Summit Asset Management, Ltd. for the purchase of approximately 8,762 bedside entertainment and communication terminals, subject to lease with Premier Telecom Contracts Limited. The equipment will be installed in several National Health Service hospitals in the United Kingdom. The lessee is one of four companies in the United Kingdom to receive the right to install and operate the equipment in the hospitals, and the lessee anticipates it will have the exclusive right to install and operate the equipment in fifteen hospitals by December 2006. The Manager anticipates completing this transaction in July 2005.

     Economic and Industry Factors

     Our results of operations continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

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

     Our Manager has an Investment Committee that approves each new equipment acquisition. As part of the Committee's process, it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for potential impairment in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our portfolio are periodically reviewed, at least annually, by management, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management uses qualified third party appraisers to assist in the review process. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and our residual position in the asset. Generally, in the latter situation, the residual position relates to equipment subject to third party notes payable non-recourse where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable non-recourse is repaid in full.

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

     New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Results of Operations for the Three Months Ended March 31, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     During April 2005 our offering period closed as we had raised approximately $150,000,000. We are currently in our reinvestment period, which is anticipated to last until April 2010, but may be extended for an additional three years. During this period we expect to acquire both income leases and growth leases. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment leases. We will incur both gains and losses on the sales of equipment during the reinvestment period. During this period we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and interest. We anticipate that the fees we pay to our Manager to operate and manage our business affairs will increase during this period as our Manager will be spending a greater portion of their time managing our affairs.

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                   Three Months Ended March 31,
                                                      2005             2004           Change
                                                      ----             ---            ------

Total revenue                               $      5,750,797   $       275,871   $      5,474,926
                                            ================   ===============   ================
Rental income                               $      5,730,336   $       275,871   $      5,454,465
Income from investments in joint ventures   $         20,461   $            -    $         20,461



     Revenues for the 2005 Quarter increased by $5,474,926, or 1,984.6%, as compared to the 2004 Quarter. The increase in revenue is due primarily to the leases we entered into in 2004, particularly at the end of the year. During the 2004 Quarter we only had one lease: Air Atlanta Icelandic. During the 2005 Quarter we had several more leases that contributed to the increase in rental income. We anticipate rental income increasing substantially in 2005 due to an increased level of lease transactions.

Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                      Three Months Ended March 31,
                                                         2005                2004         Change
                                                         ----                ----         -----
 Total expenses                                   $       7,197,644   $    740,574   $  6,457,070
                                                  =================   ============   =============
 Depreciation                                     $       4,563,878   $    205,576   $  4,358,302
 Amortization of prepaid service fees             $         894,570   $    202,350   $    692,220
 Interest                                         $         955,194   $         -    $    955,194
 Management fees - Manager                        $         299,690   $    122,966   $    176,724
 Administrative expense reimburesement - Manager  $         357,677   $    190,574   $    167,103
 General and administrative                       $         115,541   $     19,108   $     96,433
 Minority interest                                $          11,094   $         -    $     11,094



     Expenses for the 2005 Quarter increased by $6,457,070, or 871.9%, over the 2004 Quarter. The overall increase in expenses is due primarily to increased lease activity. As discussed above, we had one lease in the 2004 Quarter and several more in the 2005 Quarter. The leases we entered into had greater equipment cost, which accounts for the increase in depreciation. The increase in amortization of prepaid service fees is due to our continued admission of additional members and the resulting amortization of these fees. The increase in interest expense is due solely to the acquisition of the ZIM vessels. We financed a large portion of these acquisitions. The increase in management fees
- Manager is a direct result of continued acquisitions. The increase in administrative expense reimbursements - Manager is due to the additional services provided by the Manager as we acquire additional leased equipment. The Manager performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessee of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Net Loss

     As a result of the foregoing factors, net loss in the 2005 Quarter and the 2004 Quarter was $1,446,847 and $464,703, respectively. The net loss per weighted average additional member shares was $11.44 and $14.79 for the 2005 Quarter and 2004 Quarter, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, the additional cash we received through the closing of our offering period, which occurred during April 2005, and from cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future. We do not anticipate the need to borrow from our line of credit.

     Our main source of cash flow for the three months ended March 31, 2005 and 2004 was from financing activities, principally through the issuance of additional members' shares totaling approximately $35,269,000 and $13,705,000, respectively, net of sales and offering expenses. For the three months ended March 31, 2005 and 2004, we admitted 39,852.482 and 15,821.31 additional members' shares, respectively.

     Our primary cash outflows for the 2005 Quarter and the 2004 Quarter were for prepaid service fees, distributions to members and for acquisitions of equipment subject to lease. We paid approximately $2,590,000 and $1,028,000 in prepaid service fees for the 2005 Quarter and the 2004 Quarter, respectively. For the 2005 Quarter and the 2004 Quarter we paid distributions to our members of approximately $2,474,000 and $565,000, respectively. We paid approximately $2,167,000 for our investments in equipment during the 2005 Quarter and approximately $22,002,000, including escrow deposits, for the 2004 Quarter. We expect to continue acquiring equipment subject to lease, and also make other types of related investments during 2005.

     We have amounts available to borrow, if necessary, under our line of credit agreement with Comerica Bank.

     Financings and Borrowings

     We have non-recourse debt at March 31, 2005. Our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the leases. The lender is being paid directly by the lessee. The outstanding balance of our non-recourse notes payable at March 31, 2005 was $70,998,296.

     Certain of our affiliates, specifically; ICON Cash Flow Partners L.P. Seven, ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank as of May 30, 2002, as amended. Interest accrues on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together is 6.75% at March 31, 2005). Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash, and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add us as a borrower. The Initial Funds and us are collectively referred to as the Borrowers. The line of credit agreement expires on December 30, 2005.

     The Initial Funds entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include us, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower pays an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     Effective March 8, 2005, the Borrowers entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases ICON Cash Flow Partners L.P. Seven from all of its obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, ICON Cash Flow Partners L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by all Funds under the line of credit agreement amounted to $11,830,000 at March 31, 2005. We currently have no borrowings under this line.

   Distributions

     We pay monthly distributions to our members beginning with the first month after the additional members' admission through the termination of the operating period, which we anticipate will be during April 2010. For the three months ended March 31, 2005, we paid distributions of $2,448,959 to additional members and $24,737 to the Manager.

     Commitments

     At March 31, 2005 we are party to non-recourse loan agreements. The lender has security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt.

     At March 31, 2005 we had a material commitment to purchase 8,762 bedside entertainment communication terminals subject to lease with Premier Telecom Contracts Limited for approximately $24,000,000. The lessee is one of four companies in the United Kingdom to receive the right to install and operate the equipment in the hospitals, and the lessee anticipates it will have the exclusive right to install and operate the equipment in fifteen hospitals by December 2006.

     Risks and Uncertainties

     At March 31, 2005, except as noted above in the Business Overview section and listed below, we believe there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

o The current market is improving for wide-body freighters, such as our 1979 McDonnell Douglas DC-10-30F, but the market is still soft. It is expected that there may be a gradual improvement during 2005 and full recovery for freighter aircraft by lease termination. While the market for these aircraft is cyclical, there can be no assurance that it will recover by lease termination. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the 1979 McDonnell Douglas DC-10-30F aircraft currently on lease to FedEx.

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

     Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation; however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged or we enter into interest rate swaps.

     To hedge our interest rate risk on our floating rate debt, we entered into three interest rate swap contracts that effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements eliminate our interest rate risk associated with variable interest rate borrowings. However, we are exposed to and manage credit risk associated with the counterparty to the swap agreement by dealing only with institutions we consider financially sound.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our Manager, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the Company hired a new senior vice president of accounting and the Company is in the process of seeking additional accounting staff in order to better effectuate the Company's internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of the Company's disclosure controls and procedures.

     In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of the Company's financial reporting and disclosure included in this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the first quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6. Exhibits

31.1 Certification of Chairman and Chief Executive Officer.

31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

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

Date: June 30, 2005            /s/ Beaufort J.B. Clarke
                               ---------------------------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director

Date: June 30, 2005            /s/ Thomas W. Martin
                               ----------------------------------------------
                               Thomas W. Martin
                               Executive Vice President and Director
                              (Principal Financial and Accounting Officer)

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Ten, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 30, 2005

/s/ Beaufort J.B. Clarke
----------------------------------
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I,   Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Ten, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 30, 2005

/s/ Thomas W. Martin
-----------------------------------
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the Manager of ICON Income Fund Ten, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), that, to the best of my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Income Fund Ten, LLC.

Date: June 30, 2005

/s/ Beaufort J.B. Clarke
-------------------------------------
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.1 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.1 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.1 in such filing.

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the Manager of ICON Income Fund Ten, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), that, to the best of my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Income Fund Ten, LLC.

Date: June 30, 2005

/s/ Thomas W. Martin
------------------------------------
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.2 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.2 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.2 in such filing.