Form 10-Q
period 2005-06-30
ICON INCOME FUND TEN LLC
filed 2005-08-12
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from ____________________________to___________________________


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

                            ICON Income Fund Ten, LLC
                                      Index





PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2005 (Unaudited)
           and December 31, 2004                                                        3-4

         Condensed Consolidated Statements of Operations for the three and six
           months ended June 30, 2005 and 2004 (Unaudited)                                5

         Condensed Consolidated Statement of Changes in Members' Equity for the
           six months ended June 30, 2005 (Unaudited)                                     6

         Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 2005 and 2004 (Unaudited)                                     7-8

         Notes to Condensed Consolidated Financial Statements (Unaudited)              9-13

     Item 2.  Manager's Discussion and Analysis of Financial Condition and
       Results of Operations                                                          14-22

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 23

     Item 4.  Controls and Procedures                                                    23

PART II - OTHER INFORMATION                                                              24

     Item 1.  Legal Proceedings                                                          24

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                24

     Item 3.  Defaults Upon Senior Securities                                            24

     Item 4.  Submission of Matters to a Vote of Security Holders                        24

     Item 5.  Other Information                                                          24

     Item 6.  Exhibits                                                                   24

         Signatures                                                                      25

         Certifications                                                               26-29

                                       2

                         PART I - FINANCIAL INFORMATION

              Item 1. Condensed Consolidated Financial Statements

                           ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                  (Unaudited)
                                                    June 30,       December 31,
                                                     2005             2004
                                                     ----             ----

 Cash and cash equivalents                   $     44,512,190   $   25,006,190
                                             ----------------   --------------

 Investments in operating leases:
    Equipment, at cost                            129,771,508       93,644,312
    Accumulated depreciation                      (16,021,550)      (7,097,993)
                                             ----------------   --------------

    Net investments in operating leases           113,749,958       86,546,319
                                             ----------------   --------------

 Escrow deposits                                   14,469,893       19,001,619
 Equipment held for sale or lease, net              1,658,339          477,715
 Prepaid service fees, net                          6,242,018        5,444,167
 Investment in unguaranteed residual values         2,815,084               -
 Interest rate swap contracts                         149,525               -
 Due from affiliates                                       -           574,725
 Investments in joint ventures                        413,439          382,479
 Other assets, net                                    145,748           85,139
                                             ----------------   --------------

      Total assets                           $    184,156,194   $  137,518,353
                                             ================   ==============

                           ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                         LIABILITIES AND MEMBERS' EQUITY



                                                       (Unaudited)
                                                         June 30,        December 31,
                                                           2005              2004
                                                           ----              ----

 Notes payable - non-recourse                        $  67,537,062     $   47,795,602
 Security deposits and other liabilities                   279,334            360,802
 Deferred rental income                                  1,048,056          1,248,166
 Additional Member refunds payable                              79                 -
 Due to Manager and affiliates                             215,190            129,831
 Interest rate swap contracts                                   -             303,619
 Minority interest                                         977,992          1,075,900
                                                     -------------     --------------

    Total liabilities                                   70,057,713         50,913,920
                                                     -------------     --------------

 Commitments and Contingencies

 Members' equity:
    Manager (one share outstanding,
      $1,000 per share original issue price)              (166,293)           (82,090)
    Additional Members (149,427.765
     and 108,861.334 shares outstanding,
      $1,000 per share original issue price)           114,521,743         86,990,142
    Accumulated other comprehensive loss                  (256,969)          (303,619)
                                                     -------------     --------------

    Total members' equity                              114,098,481         86,604,433
                                                     -------------     --------------

    Total liabilities and members' equity            $ 184,156,194     $  137,518,353
                                                     =============     ==============


                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended June 30,   Six Months Ended June 30,
                                                           2005           2004            2005       2004
                                                           ----           ----            ----       ----
 Revenue:
    Rental income                                    $   6,091,981   $   2,508,287   $ 11,822,317  $   2,784,158
    Income from investment in joint venture                 10,499              -          30,960             -
    Net gain on sales of equipment                              -           18,893             -          18,893
    Interest and other income                              114,367              -         114,367             -
                                                     -------------   -------------   ------------  ------------

      Total revenue                                      6,216,847       2,527,180     11,967,644      2,803,051
                                                     -------------   -------------   ------------  -------------

 Expenses:
    Depreciation expense                                 4,829,775       2,148,406      9,393,653      2,353,982
    Amortization of prepaid service fees                   973,701         307,910      1,868,271        510,260
    Interest                                               929,766         197,873      1,884,960        197,873
    Management fees - Manager                              463,394         144,728        763,084        267,694
    Administrative expense
      reimbursements - Manager                             193,790         340,777        551,467        531,351
    General and administrative                             150,146          28,039        265,687         47,147
    Minority interest                                       11,094          17,092         22,188         17,092
                                                     -------------   -------------   ------------  -------------

      Total expenses                                     7,551,666       3,184,825     14,749,310      3,925,399
                                                     -------------   -------------   ------------  -------------

 Net loss                                            $ (1,334,819)   $    (657,645)  $ (2,781,666) $  (1,122,348)
                                                     =============   =============   ============  =============

 Net loss allocable to:
    Additional Members                               $  (1,321,471)  $    (651,069)  $ (2,753,849) $  (1,111,125)
    Manager                                                (13,348)         (6,576)       (27,817)       (11,223)
                                                     -------------   -------------   ------------  -------------

                                                     $  (1,334,819)  $    (657,645)  $ (2,781,666) $  (1,122,348)
                                                     =============   =============   ============= =============

 Weighted average number of additional
    members shares outstanding                             149,372          47,337        137,376         39,223
                                                     =============   =============   ============  =============

 Net loss per weighted average
    additional members share                         $       (8.85)  $      (13.75)  $     (20.05) $      (28.33)
                                                     =============   =============   ============  =============

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
         Condensed Consolidated Statement of Changes in Members' Equity
                         Six Months Ended June 30, 2005
                                   (Unaudited)



                                        Additional Members' Distributions                           Accumulated
                                        (Per weighted average share)                                   Other             Total
                                           Return of   Investment  Additional       Managing        Comprehensive       Members'
                                           Capital      Income     Members          Member          Income (Loss)        Equity
                                           -------      ------     -------          -------         ------------         ------

Balance, January 1, 2005                                          $ 86,990,142      $ (82,090)    $    (303,619)   $    86,604,433

Proceeds from issuance of additional
   members shares (41,017.258 shares)                               41,017,258            -                -            41,017,258
 Sales and offering expenses                                        (4,716,984)           -                -            (4,716,984)
 Additional member shares redeemed
    (450.827 shares)                                                  (436,736)           -                -              (436,736)
 Cash distributions to members             $(40.60)     $  -        (5,578,088)       (56,386)             -            (5,634,474)
 Unrealized increase in interest rate
   swap contracts                                                        -               -              453,144            453,144
 Foreign currency translation adjustment                                 -               -             (406,494)          (406,494)
 Net loss                                                           (2,753,849)       (27,817)              -           (2,781,666)
                                                                  ------------      ---------     -------------    ---------------

Balance, June 30, 2005                                            $114,521,743      $(166,293)    $    (256,969)   $    114,098,481
                                                                  ============      =========     =============    ================


                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)



                                                                                   2005               2004
                                                                                   ----               ----
 Cash flows from operating activities
    Net loss                                                               $    (2,781,666)    $    (1,122,348)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
        Rental income paid directly to lenders by lessees                       (8,572,533)         (1,772,647)
        Interest expense on non-recourse financing paid directly
          to lenders by lessees                                                  1,887,460             197,873
        Amortization of prepaid service fees                                     1,868,271             510,260
        Depreciation                                                             9,393,653           2,353,982
        Income from investment in joint venture                                    (30,960)                 -
        Net gain on sales of equipment                                                  -              (18,893)
        Minority interest                                                           22,188              17,092
      Changes in operating assets and liabilities:
        Other assets                                                               (60,609)            (91,957)
        Security deposits and other liabilities                                    (35,174)            235,419
        Deferred rental income                                                    (411,577)                 -
        Due to Manager and affiliates, net                                         127,279              76,993
                                                                           ---------------     ---------------

 Net cash provided by operating activities                                       1,406,332             385,774
                                                                           ---------------     ---------------

 Cash flows from investing activities:
    Investments in operating leases,
     net of security deposits assumed                                           (2,167,116)        (28,547,694)
    Due from Manager and affiliates, net                                           574,725                  -
    Investment held in escrow                                                   (7,708,946)                 -
    Prepaid service fees paid                                                   (2,666,122)         (2,099,819)
    Proceeds from sales of equipment                                                    -               61,000
                                                                           ---------------     ---------------

 Net cash used in investing activities                                         (11,967,459)        (30,586,513)
                                                                           ----------------    ---------------

 Cash flows from financing activities:
    Issuance of additional members shares, net of
      sales and offering expenses paid                                          36,300,274          28,129,635
    Due to Manager and affiliates, net                                             (41,920)                 -
    Cash distributions to members                                               (5,634,474)         (1,481,224)
    Member shares redeemed                                                        (436,736)                 -
    Minority interest contribution in joint venture                                     -            2,404,992
    Distributions to minority interest holders in joint ventures                  (120,096)                 -
    Additional Member refunds payable                                                   79            (183,000)
                                                                           ---------------     ---------------

 Net cash provided by financing activities                                      30,067,127          28,870,403
                                                                           ---------------     ---------------

 Net increase (decrease) in cash and cash equivalents                           19,506,000          (1,330,336)

 Cash and cash equivalents, beginning of the period                             25,006,190          15,908,041
                                                                           ---------------     ---------------

 Cash and cash equivalents, end of the period                              $    44,512,190     $    14,577,705
                                                                           ===============     ===============

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                              2005                 2004
                                                                              ----                 ----
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $           -          $           -
                                                                        ================       ===============

 Supplemental disclosure of non-cash investing and financing activities:

   Non-cash portion of equipment purchased through non-recourse debt    $     26,150,000       $    70,057,027
                                                                        ================       ===============
   Principal and interest paid on non-recourse notes payable
     directly to lenders by lessees                                     $      8,572,533       $     2,692,078
                                                                        ================       ===============

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Income Fund Ten, LLC (the "LLC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The LLC accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the LLC's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the LLC's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

(2)    Organization

     The LLC was formed on January 2, 2003 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease. The LLC will continue until December 31, 2023, unless terminated sooner.

     The LLC is currently in its "reinvestment" phase, wherein the LLC seeks to purchase equipment from time to time through April 30, 2010. After the "reinvestment period," the LLC will then begin to sell its assets in the ordinary course of business during a time frame called the "disposition period." If the LLC believes it would be beneficial to reinvest the cash flow in equipment during the disposition period, the LLC may do so, but the Manager will not receive any additional fees in connection with such reinvestments.

     The initial capitalization of the LLC was $1,000 contributed by ICON Capital Corp. (the "Manager"). The LLC was offering membership interests with the intention of raising up to $150,000,000 of capital from additional members. The LLC had its initial closing on August 22, 2003, when it admitted 5,065.736 additional member shares, representing $5,065,736 in capital contributions. Through April 2005, the LLC had admitted an additional 144,812.856 additional member shares representing $144,812,856 in capital contributions, bringing the total capital contributions and additional member shares to $149,878,592 and 149,878.592, respectively. Through June 30, 2005, the LLC redeemed 450.827 additional member shares, leaving 149,427.765 additional member shares outstanding at June 30, 2005.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(2)    Organization - continued

     The Manager is a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of a LLC agreement with the LLC. Additionally, the Manager has a 1% ownership interest in the LLC.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

(3)    Summary of Significant Accounting Policies

     Foreign Currency Translation

     The assets and liabilities of the LLC's subsidiary, which conducts its business in the United Kingdom, are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the period. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

(4)    Transactions with Related Parties

     The LLC has entered into certain agreements with the Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to those parties. ICON Securities Corp. was entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the Additional Members.

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

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(4)    Transactions with Related Parties - continued

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:


                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                           2005             2004             2005          2004
                                                         -----------------------------------------------------------

 Prepaid service fees (1)                             $        75,711   $  1,071,434   $   2,666,122  $   2,099,819
 Organization and offering fees (2)                            17,472        412,090         615,259        944,779
 Underwriting commissions (2)                                  23,295        329,672         820,345        646,098
 Management fees (3)                                          463,394        144,728         763,084        267,694
 Administrative expense reimbursements (3)                    185,358        340,777         543,035        531,351
                                                      ---------------   ------------   -------------  -------------

                                                      $       765,230   $  2,298,701   $   5,407,845  $   4,489,741
                                                      ===============   ============   =============  =============

(1) Capitalized and amortized to operations over the estimated offering period in accordance with the LLC's accounting policies.

(2)  Charged directly to members' equity.

(3)  Charged directly to operations.

     The LLC had a net payable of $215,190 due to the Manager and affiliates at June 30, 2005, which was principally owed the Manager for administrative expense reimbursements.

(5)    Notes Payable - Non-Recourse

     Notes payable are comprised solely of the non-recourse debt incurred in connection with the acquisition of three containership vessels purchased from
ZIM Israel Navigation Co., Ltd. ("ZIM"). The first two vessels, ZIM Canada and ZIM Korea, were acquired during 2004 and the non-recourse debt matures in July 2009. The third vessel, ZIM Italia, was acquired during January 2005 and the non-recourse debt matures in January 2010. All of the non-recourse debt accrues interest at the London InterBank Offer Rate plus 1.50% per annum. The lender has a security interest in the three vessels and an assignment of the rental payments under the leases with ZIM. The balance of the notes payable non-recourse debt at June 30, 2005 is $67,537,062.

     Simultaneously with the acquisitions of the vessels, the LLC entered into interest rate swap contracts with Fortis Bank in order to fix the variable interest rate on the non-recourse debt and minimize the LLC's risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 5.36% per annum for the ZIM Canada and ZIM Korea debt and 5.80% per annum for the ZIM Italia debt. The LLC accounts for its swap contracts in accordance with Statement of Financial Accounting Standards No. 133, as amended, and recorded the swap contracts at their estimated fair market value at June 30, 2005 and recognized the change in their fair market value as other comprehensive income.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(6) Other Comprehensive Income (Loss)

           Other comprehensive income (loss) consists of the following:

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                         June 30,
                                                           2005             2004            2005          2004
                                                           ----             ----            ----          ----

 Net loss                                            $    (1,334,819)  $  (657,645)    $ (2,781,666)  $ (1,122,348)

 Other comprehensive income (loss):
    Change in valuation of interest rate
      swap contracts during the period                      (514,224)          -            453,144          -
    Foreign currency translation adjustment                 (406,494)          -           (406,494)         -
                                                     ---------------   ------------     -----------   ------------

 Comprehensive loss                                  $    (2,255,537)  $   (657,645)    $(2,735,016)  $ (1,122,348)
                                                     ===============   ============     ===========   ============


(7)    Escrow Deposits

     On June 30, 2005, the LLC's subsidiary, ICON Premier, LLC, executed a Sales Purchase Agreement, Master Lease Agreement and other documents in connection with its agreement to lease approximately 5,000 bedside entertainment equipment units to Premier Telecom Contracts, Ltd. for approximately $13,000,000 ((pound)7,200,000). On June 30, 2005, the LLC made its final advance of $7,597,182 ((pound)4,240,650) into escrow. At June 30, 2005, the LLC has
$13,005,893 ((pound)7,259,738) in escrow deposits relating to this lease. The base term of the lease, which will commence when the final piece of equipment is installed, will be for a term of seven years. The equipment will be installed in hospitals located in the United Kingdom which are operated by the National Health Service, the United Kingdom's public health care provider.

(8)    Recent Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

(9)    Line of Credit Agreement

     On May 30, 2002, certain affiliates of the LLC, specifically, ICON Cash Flow Partners L.P. Seven; ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank, as amended. Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash, and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Interest accrues on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (which was 7.00% at June 30, 2005). Effective August 5, 2004, the line of credit agreement was amended to add the LLC as a borrower. The Initial Funds and the LLC are collectively referred to as the Borrowers. The line of credit agreement expires on December 30, 2005.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(9)    Line of Credit Agreement - continued

     The Initial Funds also entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include the LLC, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of its outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower pays an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     Effective March 8, 2005, the Initial Funds and the LLC entered into a seventh amendment to the line of credit agreement with Comerica Bank. This Agreement releases ICON Cash Flow Partners L.P. Seven from all of its obligations under the line of credit agreement, dated as of May 30, 2002, as amended. As a result, ICON Cash Flow Partners L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by all Funds under the line of credit agreement amounted to $8,805,000 at June 30, 2005. The LLC currently has no borrowings under this line of credit.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Ten, LLC and its consolidated subsidiary.

     Forward-Looking Information - Certain statements within this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in petroleum and fuel prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for leased equipment; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o changes in our industry, interest rates or the general economy;

o the degree and nature of our competition;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o the financial condition of lessees; and

o lessee defaults.

Business Overview

     We are an equipment leasing business formed on January 2, 2003. We began active operations on August 22, 2003. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We expect to invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for the next five years. This time frame is called the "reinvestment period," which we may extend, at our discretion, for an additional three years. After the "reinvestment period," we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period."

     If we believe it would benefit investors to reinvest our cash flow in equipment during the liquidation period, we may do so, but the Manager will not receive any additional fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, an investor should expect to hold his shares for at least 10 years from the time he invests.

     Substantially all of our recurring operating cash flows are generated from the operations of the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the additional members. We anticipate increases in cash available for distributions to the additional members from the acquisition of more income leases.

     Our current equipment portfolio, which we own directly or through joint venture investments with affiliates, consists primarily of the following:

     Containerships

     We have a 100% interest in three container vessels on bareboat charter to ZIM Israel Navigation Co. Ltd., the 1991 ZIM Korea, the 1990 ZIM Canada and the 1991 ZIM Italia. The 1991 ZIM Korea and the 1990 ZIM Canada have a bareboat charter that expires during June 2009 and the ZIM Italia has a bareboat charter that expires during December 2009. The purchase price for the ZIM Korea and ZIM Canada in the aggregate was approximately $70,700,000, comprised of (i) approximately $18,400,000 in cash, and (ii) approximately $52,300,000 of non-recourse debt. The purchase price for the ZIM Italia was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash, and (ii) approximately $26,150,000 of non-recourse debt.

     Information Technology Equipment

     We have a 74% interest in information technology equipment, such as Sun servers, HP servers, Dell desktop computers, and Panasonic laptop computers, subject to a three year lease with Government Employees Insurance Company. The expiration of the lease is March 31, 2007. Our share of the purchase price was approximately $4,331,000 in cash.

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

     We have a 100% interest in two Mitel Networks 3340 Global Branch Office Solution Phone Systems on lease to CompUSA, Inc. One lease has a term of approximately 48 months while the second has a term of approximately 58 months. The purchase price of the two systems was approximately $2,976,000 and $1,174,000 in cash, respectively.

     We have a 100% interest in 101 Noritsu QSS-3011 digital mini-labs on lease to the Rite Aid Corporation. The lease expires during December 2008. The purchase price of the equipment was approximately $9,203,000 in cash.

Portfolio Activity for Three Months Ended June 30, 2005

     Bedside Entertainment and Communication Terminals

     During December 2004, we entered into a Commitment Agreement with Summit Asset Management, Ltd. for the purchase of bedside entertainment and communication terminals, subject to lease with Premier Telecom Contracts Limited ("Premier"). The equipment will be installed in several National Health Service hospitals in the United Kingdom. The lessee is one of four companies in the United Kingdom to receive the right to install and operate the equipment in the hospitals, and the lessee anticipates it will have the exclusive right to install and operate the equipment in fifteen hospitals by December 2006.

     On June 30, 2005, we executed a Sales Purchase Agreement, a Master Lease Agreement and related documentation in connection with our purchase of 5,000 bedside entertainment equipment units for approximately $13,000,000 to be leased to Premier. The base term of the lease, which will commence when the last piece of equipment is installed, will be for a term of seven years.

Economic and Industry Risk Factors

     Our results of operations continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

     United States Economy and the Leasing Industry

     The economy of the United States of America has been experiencing continued growth during 2005, although not at the pace experienced during 2004. We anticipate that capital spending by corporations will continue to increase as well, which should increase available leases, and to that end, we believe there will be more opportunities in this market. We believe the leasing industry's outlook for the foreseeable future is encouraging. However, a key obstacle for the equipment leasing and finance industry has been the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. We are optimistic that the recent pattern of federal funds rate increases will continue over time, causing more lessees to return to the marketplace. In June 2005, the Securities and Exchange Commission (the "SEC") issued a study entitled "Report and Recommendations Pursuant to
Section 401(c) of the Sarbanes-Oxley Act of 2002 On Arrangements with Off-Balance Sheet Implications, Special Purpose Entities, and Transparency of Filings by Issuers" (the "Study"). In the Study, the SEC recommends that lease accounting procedures be re-evaluated. Suggested changes under the Study, and the continued misperception, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative, may serve to adversely affect our industry by deterring potential lessees from entering the marketplace.

     Containership Industry

     The containership industry has been experiencing unprecedented levels of growth since 2002, marked by extraordinary increases in freight rates and consistently high utilization rates. The primary factor attributing to this growth is the recent increase in ocean-going trade involving China. Since joining the World Trade Organization in 2002, China has significantly increased its manufacturing base and business infrastructure investment. The outsourcing of manufacturing operations by American and European corporations to relatively cheap labor markets in Asia has further escalated container traffic, effectively straining capacity and increasing port congestion, causing prices to rise while current levels of supply struggle to meet global demand. Although favorable market conditions currently exist, possible problems in the future include, sharply rising fuel prices, increased freight rates and increased port congestion.

     Information Technology Industry

     The market for information technology equipment is characterized by highly competitive and aggressive pricing practices, frequent introduction of new products, short product life cycles, evolving industry standards, and rapid adoption of technological and product advancements by competitors. Thus, due to the risk of technological obsolescence over a short period of time, there is no assurance that we will be able to locate a willing buyer or lessee for our assets at lease termination, or if one is located, that the buyer or lessee will pay a price for these assets at least equal to the appraised value.

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

     Our Manager has an investment committee that approves each new equipment acquisition and lease transaction. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

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

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and our residual position in the asset. Generally, in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable non-recourse is repaid in full.

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

     New Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

     Results of Operations for the Three Months Ended June 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     During April 2005, our offering period closed as we had raised approximately $150,000,000. We are currently in our reinvestment period, which is anticipated to last until April 2010, but may be extended for an additional three years. During this period, we expect to acquire both income leases and growth leases. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment leases. We anticipate incurring both gains and losses on the sales of equipment during the reinvestment period. During this period, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and interest. We anticipate that the fees we pay to our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of their time managing our portfolio.

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                        Three Months Ended June 30,
                                                         2005           2004          Change
                                                         ----           ----          ------

 Total revenue                                    $    6,216,847   $     2,527,180   $  3,689,667
                                                  ==============   ===============   ===========

 Rental income                                    $    6,091,981   $     2,508,287   $  3,583,694
 Income from investments in joint ventures        $       10,499   $           -     $     10,499
 Net gain on sales of equipment                   $          -     $        18,893   $    (18,893)
 Interest and other income                        $      114,367   $           -     $    114,367


     Revenues for the 2005 Quarter increased by $3,689,667, or 146.0%, as compared to the 2004 Quarter. The increase in total revenue is primarily due to rental income generated from our leased equipment. We recently entered our reinvestment period and as such rental income should be increasing as we acquire additional equipment under lease. During the 2004 Quarter we had three leases:
Air Atlanta Icelandic, ZIM Canada and ZIM Korea. During the 2005 Quarter we had additional leases with ZIM Italia, CompUSA, Inc., Rite Aid Corporation, W.P.S. Inc. and PW Supermarkets, Inc.

      Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                   Three Months Ended June 30,
                                                        2005        2004        Change
                                                        ----        ----        ------

 Total expenses                                    $   7,551,666  $3,184,825  $  4,366,841
                                                   =============  ==========  ============

 Depreciation expense                              $   4,829,775  $2,148,406  $  2,681,369
 Amortization of prepaid service fees              $     973,701  $  307,910  $    665,791
 Interest                                          $     929,766  $  197,873  $    731,893
 Management fees - Manager                         $     463,394  $  144,728  $    318,666
 Administrative expense reimbursements - Manager   $     193,790  $  340,777  $   (146,987)
 General and administrative                        $     150,146  $   28,039  $    122,107
 Minority interest                                 $      11,094  $   17,092  $     (5,998)


     Expenses for the 2005 Quarter increased by $4,366,841, or 137.1%, over the 2004 Quarter. The overall increase in expenses is due primarily to increased lease activity as discussed above. The leases we entered into since the 2004 Quarter had greater equipment cost, which accounts for the increase in depreciation. The increase in amortization of prepaid service fees is due to our continued admission of additional members and the resulting amortization of these fees. The increase in interest expense is due solely to the acquisition of the ZIM vessels. The Manager performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessee of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. As we increase our leased equipment portfolio, management fees paid to our Manager will increase. The increase in administrative expense reimbursements is directly related to the additional time spent managing our affairs.

     Net Loss

     As a result of the foregoing factors, net loss in the 2005 Quarter and the 2004 Quarter was $1,334,819 and $657,645, respectively. The net loss per weighted average additional member shares was $8.85 and $13.75 for the 2005 Quarter and 2004 Quarter, respectively.

     Results of Operations for the Six Months Ended June 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenue for the 2005 Period and the 2004 Period are summarized as follows:



                                                 Six Months Ended June 30,
                                                   2005              2004        Change
                                                   ----              ----        ------
 Total revenue                                $  11,967,644    $   2,803,051    $  9,164,593
                                              =============    =============    ============

 Rental income                                $  11,822,317    $   2,784,158    $  9,038,159
 Income from investments in joint ventures    $      30,960    $        -       $     30,960
 Net gain on sales of equipment               $        -       $      18,893    $    (18,893)
 Interest and other income                    $     114,367    $        -       $    114,367


     Revenues for the 2005 Period increased by $9,164,593, or 327.0%, as compared to the 2004 Period. The increase in total revenue is primarily due to rental income generated from our leased equipment. We recently entered our reinvestment period and as such rental income should be increasing as we acquire additional equipment under lease. During the 2004 Period we had three leases:
Air Atlanta Icelandic, ZIM Canada and ZIM Korea. During the 2005 Period we had additional leases with ZIM Italia, CompUSA, Inc., Rite Aid Corporation, W.P.S. Inc. and PW Supermarkets, Inc.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:


                                                                   Six Months Ended June 30,
                                                                    2005                2004           Change
                                                                    ----                ----           ------

 Total expenses                                            $     14,749,310   $       3,925,399   $   10,823,911
                                                           ================   =================   ==============

 Depreciation                                              $      9,393,653   $       2,353,982   $    7,039,671
 Amortization of prepaid service fees                      $      1,868,271   $         510,260   $    1,358,011
 Interest                                                  $      1,884,960   $         197,873   $    1,687,087
 Management fees - Manager                                 $        763,084   $         267,694   $      495,390
 Administrative expense reimburesement - Manager           $        551,467   $         531,351   $       20,116
 General and administrative                                $        265,687   $          47,147   $      218,540
 Minority interest                                         $         22,188   $          17,092   $        5,096


     Expenses for the 2005 Period increased by $10,823,911, or 275.7%, over the 2004 Period. The overall increase in expenses is due primarily to increased lease activity. We had three leases and two consolidated joint ventures in the 2004 Period and several additional leases in the 2005 Period. The leases we entered into since the 2004 Period had greater equipment cost, which accounts for the increase in depreciation. The increase in amortization of prepaid service fees is due to our continued admission of additional members and the resulting amortization of these fees. The increase in interest expense is due solely to the acquisition of the ZIM vessels. The Manager performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessee of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. As we increase our leased equipment portfolio management fees paid to our Manager will increase. The increase in administrative expense reimbursements is directly related to the additional time spent managing our affairs.

     Net Loss

     As a result of the foregoing factors, net loss in the 2005 Period and the 2004 Period was $2,781,666 and $1,122,348, respectively. The net loss per weighted average additional member shares was $20.05 and $28.33 for the 2005 Period and 2004 Period, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available and from cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future. We do not anticipate the need to borrow from our line of credit.

     Our main source of cash flow for the 2005 Period was from financing activities, principally through the issuance of membership interests totaling approximately $36,300,000, net of sales and offering expenses. For the 2005 Period, we sold 41,017.258 membership interests.

     Our primary cash outflows for the 2005 Period were for prepaid service fees, distributions to members and for acquisitions of equipment subject to lease. We paid approximately $2,670,000 in prepaid service fees for the 2005 Period. For the 2005 Period, we paid distributions to our members of approximately $5,635,000. We paid approximately $2,167,000 for our investments in equipment during the 2005 Period. We expect to continue acquiring equipment subject to lease, and also make other types of related investments during 2005.

     We have amounts available to borrow, if necessary, under our line of credit agreement with Comerica Bank.

     Financings and Borrowings

     We have non-recourse debt at June 30, 2005. Our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the leases. The lender is being paid directly by the lessee. The outstanding balance of our non-recourse debt at June 30, 2005 was $67,537,062.

     Certain of our affiliates, specifically, ICON Cash Flow Partners L.P. Seven; ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank as of May 30, 2002, as amended. Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash, and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Interest accrues on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (which was 7.00% at June 30, 2005). Effective August 5, 2004, the line of credit agreement was amended to add us as a borrower. The Initial Funds and us are collectively referred to as the Borrowers. The line of credit agreement expires on December 30, 2005.

     The Initial Funds entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include us, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of its outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower pays an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     Effective March 8, 2005, the Borrowers entered into a seventh amendment to the line of credit agreement with Comerica Bank. This Agreement releases ICON Cash Flow Partners L.P. Seven from all of its obligations under the line of credit agreement dated as of May 30, 2002. As a result, ICON Cash Flow Partners L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by all Funds under the line of credit agreement amounted to $8,805,000 at June 30, 2005. We currently have no borrowings under this line of credit.

     Distributions

     We pay monthly distributions to our members beginning with the first month after the additional members' admission through the termination of the operating period, which we anticipate will be during April 2010. For the 2005 Period, we paid distributions of $5,578,088 to additional members and $56,386 to the Manager.

     Commitments

     At June 30, 2005, we are party to non-recourse loan agreements. The lender has security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt.

     Risks and Uncertainties

     At June 30, 2005, except as noted above in the Business Overview section and listed below, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

o As a result of the computer hardware market's cyclical behavior and its focus on the consumer, all hardware manufacturers are vulnerable to market down turns. Regardless of the product being offered, the intrinsic boom-bust nature of the technology sector challenges hardware companies to constantly try to improve and/or create innovative hardware, aggressively pushing the current equipment into obsolescence. There is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

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

o We and our affiliates are engaged directly and indirectly in the business of acquiring equipment subject to lease. Our affiliates may have investment objectives similar to ours and may be in a position to acquire the same equipment at the same time as us. As a result, we may compete with our affiliates for leases and such leases may be allocated to our affiliates instead of us. Any decisions regarding conflicts in allocating leases among us and our affiliates will be made by an investment committee taking into consideration such things as whether:

     o the required cash investment is greater than the cash available for investment and the length of time each business has been seeking investments;

     o    the  amount of debt to be  incurred  or assumed  from the  prospective
          transaction   would  result  in  total   indebtedness  that  is  above
          acceptable levels for the business;

     o the type or geographic location of the equipment would result in a concentration in the business that is above acceptable levels;

     o the lease expiration date is beyond the date by which the existence of the businesses will end;

     o the lessee's credit quality satisfies the objectives of the business, including whether the addition of such lessee would result in credit concentration that is above acceptable levels for the business; and

     o the amount and timing of any scheduled rental income facilitates the cash distribution objectives of the business.

o The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

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

     While evaluating our disclosure controls and procedures, we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the Manager hired a new senior vice president of accounting and the Manager is in the process of seeking additional accounting staff in order to better effectuate our internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of our disclosure controls and procedures.

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

     Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosures included in this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the second quarter 2005.

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

ICON Income Fund Ten, LLC (Registrant) By its Manager, ICON Capital Corp.



Date: August 12, 2005      /s/ Beaufort J.B. Clarke
                          --------------------------------
                          Beaufort J.B. Clarke
                          Chairman, Chief Executive Officer and Director

Date: August 12, 2005      /s/ Thomas W. Martin
                          --------------------------------
                          Thomas W. Martin
                          Executive Vice President and Director
                         (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 12, 2005

/s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 31.2

Principal Financial and Accounting Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 12, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the Manager of ICON Income Fund Ten, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Ten, LLC.

Date: August 12, 2005

/s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the Manager of ICON Income Fund Ten, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Ten, LLC.

Date: August 12, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

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