Form 10-Q
period 2005-09-30
ICON INCOME FUND TEN LLC
filed 2005-11-15
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                  September 30, 2005
                      ----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from ____________________________to___________________________

Commission File Number                      333-103503
                      ----------------------------------------------------------

                            ICON Income Fund Ten, LLC
             (Exact name of registrant as specified in its charter)

            Delaware                                        35-2193184
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

 100 Fifth Avenue, New York, New York                   10011-1505
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

                            ICON Income Fund Ten, LLC
                                      Index


PART I - FINANCIAL INFORMATION


     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited)
           and December 31, 2004                                                              3-4

         Condensed Consolidated Statements of Operations for the three and
           nine months ended September 30, 2005 and 2004 (Unaudited)                            5

         Condensed Consolidated Statement of Changes in Members' Equity for the
           nine months ended September 30, 2005 (Unaudited)                                     6

         Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2005 and 2004 (Unaudited)                                      7-8

         Notes to Condensed Consolidated Financial Statements (Unaudited)                    9-13

     Item 2.  Manager's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                14-24

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       24

     Item 4.  Controls and Procedures                                                          25

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                26

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                      26

     Item 3.  Defaults Upon Senior Securities                                                  26

     Item 4.  Submission of Matters to a Vote of Security Holders                              26

     Item 5.  Other Information                                                                26

     Item 6.  Exhibits                                                                         26

         Signatures                                                                            27

         Certifications                                                                     28-31


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                                (Unaudited)
                                                September 30,     December 31,
                                                    2005             2004
                                                    ----             ----


 Cash and cash equivalents                     $  41,949,836   $    25,006,190
                                               -------------   ---------------

 Investments in operating leases:
    Equipment, at cost                           133,230,632        93,644,312
    Accumulated depreciation                     (20,502,260)       (7,097,993)
                                               -------------    --------------

    Net investments in operating leases          112,728,372        86,546,319
                                               -------------    --------------

 Escrow deposits                                  10,403,668        19,001,619
 Equipment held for sale or lease, net             2,537,541           477,715
 Prepaid service fees, net                         5,267,055         5,444,167
 Investment in unguaranteed residual values        2,821,509                -
 Interest rate swap contracts                        803,963                -
 Due from affiliates                                      -            574,725
 Investments in joint ventures                       424,041           382,479
 Other assets, net                                   218,632            85,139
                                               -------------   ---------------

      Total assets                             $ 177,154,617   $   137,518,353
                                               =============   ==============



See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                         LIABILITIES AND MEMBERS' EQUITY


                                                                               (Unaudited)
                                                                               September 30,       December 31,
                                                                                  2005                2004
                                                                                  ----                ----

 Notes payable - non-recourse                                             $     64,029,268    $    47,795,602
 Security deposits and other liabilities                                           781,508            360,802
 Deferred rental income                                                          1,170,316          1,248,166
 Due to Manager and affiliates                                                      30,201            129,831
 Interest rate swap contracts                                                           -             303,619
 Minority interest                                                                 869,547          1,075,900
                                                                          ----------------    ---------------

    Total liabilities                                                           66,880,840         50,913,920
                                                                          ----------------    ---------------

 Commitments and Contingencies

 Members' equity:
    Manager (one share outstanding, $1,000 per share original issue price)        (207,795)           (82,090)
    Additional Members (149,238.94 and 108,861.33 shares outstanding,
      $1,000 per share original issue price)                                   110,291,809         86,990,142
    Accumulated other comprehensive income (loss)                                  189,763           (303,619)
                                                                          ----------------    ---------------

    Total members' equity                                                      110,273,777         86,604,433
                                                                          ----------------    ---------------

    Total liabilities and members' equity                                 $    177,154,617    $   137,518,353
                                                                          ================    ===============




See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                                2005           2004            2005           2004
                                                                ----           ----            ----           ----

 Revenue:
    Rental income                                       $     6,250,614   $  3,736,412    $ 18,072,931    $  6,520,570
    Income from investment in joint venture                      10,602          3,275          41,562           3,275
    Net gain on sales of equipment                                3,682           -              3,682          18,893
    Interest and other income                                   177,929           -            292,296             -
                                                        ---------------   ------------    ------------    ------------

      Total revenue                                           6,442,827      3,739,687      18,410,471       6,542,738
                                                        ---------------   ------------    ------------    ------------

 Expenses:
    Depreciation expense                                      4,830,788      3,029,065      14,224,441       5,383,047
    Amortization of prepaid service fees                        974,963        458,584       2,843,234         968,844
    Interest                                                    882,206        688,135       2,767,166         886,008
    Management fees - Manager                                   440,747        192,407       1,203,831         460,101
    Administrative expense reimbursements - Manager             175,092        319,220         726,559         850,571
    General and administrative                                   34,065         50,977         299,752          98,124
    Minority interest                                            11,095         11,094          33,283          28,186
                                                        ---------------   ------------    ------------    ------------

      Total expenses                                          7,348,956      4,749,482      22,098,266       8,674,881
                                                        ---------------   ------------    ------------    ------------

 Net loss                                               $      (906,129)  $ (1,009,795)   $ (3,687,795)   $ (2,132,143)
                                                        ===============   ============    ============    ============

 Net loss allocable to:
    Additional Members                                  $      (897,068)  $   (999,697)   $ (3,650,917)   $ (2,110,822)
    Manager                                                      (9,061)       (10,098)        (36,878)        (21,321)
                                                        ---------------   ------------    ------------    ------------

                                                        $      (906,129)  $ (1,009,795)   $ (3,687,795)   $ (2,132,143)
                                                        ===============   ============    ============    ============

 Weighted average number of additional
    members shares outstanding                                  149,358         70,350         141,414          49,674
                                                        ===============   ============    ============    ============

 Net loss per weighted average
    additional members share                            $         (6.01)  $     (14.21)   $     (25.82)   $     (42.49)
                                                        ===============   ============    ============    ============



See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
         Condensed Consolidated Statement of Changes in Members' Equity
                      Nine Months Ended September 30, 2005
                                   (Unaudited)


                                                                                                  Accumulated
                                                                                                     Other            Total
                                        Additional Member    Additional           Managing       Comprehensive       Members'
                                             Shares            Members             Member          Income (Loss)     Equity
                                             ------            -------             ------          -------------     ------


Balance, January 1, 2005                   108,861.33       $  86,990,142    $    (82,090)     $     (303,619)   $  86,604,433

 Proceeds from issuance of additional
    members shares                          41,017.26          41,017,258            -                   -          41,017,258
 Sales and offering expenses                      -            (4,716,984)           -                   -          (4,716,984)
 Additional member shares redeemed            (639.65)           (557,227)           -                   -            (557,227)
 Cash distributions to members                    -            (8,790,463)        (88,827)               -          (8,879,290)
 Unrealized increase in interest rate
    swap contracts                                -                  -               -              1,107,582        1,107,582
 Foreign currency translation adjustment          -                  -               -               (614,200)        (614,200)
 Net loss                                         -            (3,650,917)        (36,878)               -          (3,687,795)
                                        -------------       -------------    -------------     --------------    -------------

 Balance, September 30, 2005               149,238.94       $ 110,291,809    $   (207,795)     $      189,763    $ 110,273,777
                                        =============       =============    ============      ==============    ==============




See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                   2005                  2004
                                                                                   ----                  -----

Cash flows from operating activities
    Net loss                                                            $       (3,687,795)   $       (2,132,143)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Rental income paid directly to lenders by lessees                      (12,964,533)           (4,700,646)
        Interest expense on non-recourse financing paid directly
          to lenders by lessees                                                  2,771,666               886,008
        Amortization of prepaid service fees                                     2,843,234               968,844
        Depreciation                                                            14,224,441             5,383,047
        Amortization of loan fees                                                    1,094                    -
        Income from investment in joint venture                                    (41,562)               (3,275)
        Net gain on sales of equipment                                              (3,682)              (18,893)
        Minority interest                                                           33,283                28,186
      Changes in operating assets and liabilities:
        Other assets                                                              (108,337)             (132,482)
        Security deposits and other liabilities                                    467,000               150,231
        Deferred rental income                                                    (289,317)              478,262
        Due to Manager and affiliates, net                                         (57,804)               99,470
                                                                        ------------------    ------------------

 Net cash provided by operating activities                                       3,187,688             1,006,609
                                                                        ------------------    ------------------

 Cash flows from investing activities:
    Investments in operating leases, net of security deposits assumed           (6,855,520)          (29,857,650)
    Investment in unguaranteed residual values                                  (2,843,411)                   -
    Due from affiliates                                                            574,725                    -
    Escrow deposits made                                                          (421,143)                   -
    Prepaid service fees paid                                                   (2,666,122)           (3,879,087)
    Proceeds from sales of equipment                                                25,584                61,000
    Sale of interest in joint venture                                                   -              2,130,604
                                                                        ------------------    ------------------

 Net cash used in investing activities                                         (12,185,887)          (31,545,133)
                                                                        ------------------    ------------------

 Cash flows from financing activities:
    Issuance of additional members shares, net of
     sales and offering expenses paid                                           36,300,274            52,166,195
    Due to Manager and affiliates, net                                             (41,826)                   -
    Cash distributions to members                                               (8,879,290)           (2,818,482)
    Additional member shares redeemed                                             (557,227)              (33,896)
    Financing fees paid                                                            (26,250)                   -
    Minority interest contribution in joint venture                                     -              2,348,602
    Distributions to minority interest holders in joint ventures                  (239,636)                   -
    Additional Member refunds payable                                                   -               (158,000)
                                                                        ------------------    ------------------

 Net cash provided by financing activities                                      26,556,045            51,504,419
                                                                        ------------------    ------------------

 Effects of exchange rates on cash and cash equivalents                           (614,200)                   -
                                                                        ------------------    ------------------

 Net increase in cash and cash equivalents                                      16,943,646            20,965,895
 Cash and cash equivalents, beginning of the period                             25,006,190            15,908,041
                                                                        ------------------    ------------------

 Cash and cash equivalents, end of the period                           $       41,949,836    $       36,873,936
                                                                        ==================    ==================


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                 2005            2004
                                                                                 ----            ----

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                              $         -       $         -
                                                                          ==============    ==============

 Supplemental disclosure of non-cash investing and financing activities:
    Non-cash portion of equipment purchased through non-recourse debt     $   26,150,000    $   70,057,027
                                                                          ==============    ==============
    Principal and interest paid on non-recourse notes payable
      directly to lenders by lessees                                      $   12,964,533    $    2,692,078
                                                                          ==============    ==============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The LLC accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the LLC's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the LLC's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority owner's share of their earnings or loss of the joint venture.

(2)    Organization

     The LLC was formed on January 2, 2003 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease. The LLC will continue until December 31, 2023, unless terminated sooner.

     ICON Capital Corp. (the "Manager") is a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of an operating agreement with the LLC. Additionally, the Manager has a 1% ownership interest in the LLC.

     The initial capitalization of the LLC was $1,000 contributed by the Manager. The LLC was offering membership interests with the intention of raising up to $150,000,000 of capital from additional members. The LLC had its initial closing on August 22, 2003, when it admitted 5,065.74 additional membership interests, representing $5,065,736 in capital contributions. Through April 2005, the LLC admitted an additional 144,812.86 additional membership interests representing $144,812,856 in capital contributions, bringing the total capital contributions and additional membership interests to $149,878,592 and 149,878.59, respectively. Through September 30, 2005, the LLC redeemed 639.65 additional membership interests, leaving 149,238.94 additional member shares outstanding at September 30, 2005.

     The LLC is currently in its "operating" phase, wherein the LLC seeks to purchase equipment from time to time through April 30, 2010. After the "operating period," the LLC will then begin to sell its assets in the ordinary course of business during a time frame called the "liquidation period." If the LLC believes it would be beneficial to reinvest the cash flow in equipment during the liquidation period, the LLC may do so.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(2)    Organization - continued

     Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

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

(4)    Transactions with Related Parties

     The LLC has entered into certain agreements with the Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to these parties. ICON Securities Corp. was entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the Additional Members.

     In accordance with the terms of these agreements,  the LLC pays the Manager
(i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, (ii) prepaid service fees of 6.5% based upon the gross proceeds from the sale of shares to Additional Members, and (iii) organization and offering expenses from the gross proceeds of the sale of shares to Additional Members, as defined in the agreement. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations.

     The total compensation which the Manager and ICON Securities Corp. may earn, not including management fees and administrative expense reimbursements, is limited to 12% of gross offering proceeds up to the first $37,500,000 raised, 11% of gross offering proceeds from $37,500,001 to $75,000,000 and 10% of gross offering proceeds from $75,000,001 to $150,000,000.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(4)    Transactions with Related Parties - continued

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                       2005              2004           2005             2004
                                                       ----              ----           ----             -----

 Prepaid service fees (1)                       $         -      $     1,779,268   $  2,666,122   $    3,879,087
 Organization and offering fees (2)                       -              599,705        615,259        1,544,484
 Underwriting commissions (2)                             -              547,467        820,345        1,193,565
 Management fees (3)                                   440,747           192,407      1,203,831          460,101
 Administrative expense reimbursements (3)             175,092           319,220        726,559          850,571
                                                --------------   ---------------   ------------   --------------

                                                $      615,839   $     3,438,067   $  6,032,116   $    7,927,808
                                                ==============   ===============   ============   ==============


     (1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.

     (2)  Charged directly to members' equity.

     (3)  Charged directly to operations.

     The LLC had a net payable of $30,201 due to the Manager and affiliates at September 30, 2005, which was owed the Manager for administrative expense reimbursements.

(5)    Notes Payable - Non-Recourse

     Notes payable are comprised solely of the non-recourse debt incurred in connection with the acquisition of three containership vessels purchased from ZIM Israel Navigation Co., Ltd. ("ZIM"). The first two vessels, ZIM Canada and ZIM Korea, were acquired during 2004 and the non-recourse debt matures in July 2009. The third vessel, ZIM Italia, was acquired during January 2005 and the non-recourse debt matures in January 2010. All of the non-recourse debt accrues interest at the London InterBank Offered Rate plus 1.50% per annum. The lender has a security interest in the three vessels and an assignment of the rental payments under the leases with ZIM. The outstanding balance of the notes payable at September 30, 2005 is $64,029,268.

     Simultaneously with the acquisitions of the vessels, the LLC entered into interest rate swap contracts with Fortis Bank in order to fix the variable interest rate on the non-recourse debt and minimize the LLC's risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 5.36% per annum for the ZIM Canada and ZIM Korea debt and 5.80% per annum for the ZIM Italia debt. The LLC accounts for its swap contracts in accordance with Statement of Financial Accounting Standards No. 133, as amended, and recorded the swap contracts at their estimated fair market value at September 30, 2005 and recognized the change in their fair market value as other comprehensive income.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(6)    Other Comprehensive Income (Loss)

           Other comprehensive income (loss) consists of the following:


                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                    September 30,
                                                           2005          2004             2005              2004
                                                           ----          ----             ----              ----

 Net loss                                        $      (906,129)  $   (1,009,795)   $  (3,687,795) $    (2,132,143)

 Other comprehensive income (loss):
    Change in valuation of interest rate
      swap contracts during the period                   654,438              -          1,107,582             -
    Foreign currency translation adjustment             (207,706)             -          (614,200)             -
                                                 ---------------   -------------    -------------   ---------------

 Comprehensive loss                              $      (459,397)  $  (1,009,795)   $  (3,194,413)  $    (2,132,143)
                                                 ===============   =============    =============   ===============



(7)    Escrow Deposits

     On June 30, 2005, the LLC's wholly-owned subsidiary, ICON Premier LLC ("Premier LLC"), executed a Sales Purchase Agreement, Master Lease Agreement and other documents in connection with its agreement to lease approximately 5,000 bedside entertainment equipment units to Premier Telecom Contracts, Ltd. for approximately (pound)7,200,000 ($13,000,000). On June 30, 2005, the LLC made its final equity contribution of (pound)4,240,650 ($7,597,182) into escrow. At September 30, 2005, Premier LLC had purchased (pound)2,628,918 ($4,688,404) of equipment. At September 30, 2005, Premier LLC has (pound)5,072,152 ($8,939,668) in escrow deposits remaining for equipment purchases, which the LLC anticipates will be completed by December 31, 2005. The base term of the lease, which will commence when the final piece of equipment is installed, will be for a term of seven years. The equipment will be installed in hospitals located in the United Kingdom which are operated by the National Health Service, the United Kingdom's public health care provider.

(8)    Revolving Loan Facility

     On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B
L.P., ICON Income Fund Nine, LLC, and ICON Leasing Fund Eleven, LLC ( (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers are jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility is subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7% at September 30, 2005). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(8)    Revolving Loan Facility - continued

     As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2005. If the Borrowers become non-compliant with any of the terms and conditions of the Agreement, the Borrowers may not declare or pay any distributions to investors.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility.

     Aggregate borrowings by all Borrowers under the Facility amounted to $10,471,046 at September 30, 2005. The LLC currently has no borrowings under the Facility.

(9)    Recent Accounting Pronouncements

     The Manager does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Ten, LLC and its subsidiaries.

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

     We expect to invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for approximately the next five years. This time frame is called the "operating period," which we may extend, at our discretion, for an additional three years. After the "operating period," we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period."

     Our goal is to complete the liquidation period within three years after the end of the operating period, but it may take longer to do so. Accordingly, an investor should expect to hold his shares for at least 10 years from the time he invests.

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

     Our current equipment portfolio, which we own directly or through joint venture investments with affiliates, consists primarily of the following:

Containerships

     We have a 100% interest in three container vessels on bareboat charter to ZIM Israel Navigation Co. Ltd., the 1991 ZIM Korea, the 1990 ZIM Canada and the 1991 ZIM Italia. The 1991 ZIM Korea and the 1990 ZIM Canada have a bareboat charter that expires during June 2009 and the 1991 ZIM Italia has a bareboat charter that expires during December 2009. The purchase price for the ZIM Korea and ZIM Canada in the aggregate was approximately $70,700,000, comprised of (i) approximately $18,400,000 in cash, and (ii) approximately $52,300,000 of non-recourse debt. The purchase price for the ZIM Italia was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash, and (ii) approximately $26,150,000 of non-recourse debt.

Information Technology Equipment

     We have a 74% interest in information technology equipment, such as Sun servers, HP servers, Dell desktop computers, and Panasonic laptop computers, subject to a three year lease with Government Employees Insurance Company. The expiration of the lease is March 31, 2007. Our share of the purchase price was approximately $4,331,000 in cash.

     We have a 75% interest in a portfolio of leases currently in effect and performing with various lessees in the United Kingdom. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The leases all expire in less than five years. The purchase price was approximately $2,815,000 in cash. Under the terms of a Participation Agreement with the seller, we will receive 75% of residual proceeds, which is defined as either lease renewals or sales proceeds, as the equipment comes off lease, less remarketing fees.

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

     On June 30, 2005, we executed a Sales Purchase Agreement, a Master Lease Agreement and related documentation in connection with our purchase for approximately $13,000,000 of the 5,000 bedside entertainment equipment units to be leased to Premier. At September 30, 2005, we had purchased $4,688,404 ((pound)2,628,918) of equipment. The base term of the lease, which will commence when the last piece of equipment is installed, which we anticipate will be during December 2005, will be for a term of seven years. We are currently earning rental income on the bedside entertainment and communication terminals which are operational.

Portfolio Activity for Three Months Ended September 30, 2005

     We did not enter into any leasing transactions during the three months ended September 30, 2005. However, we did start to receive rental payments from both our new information technology equipment and our bedside entertainment and communication terminals.

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

Asset Impairments

     The significant assets in our portfolio are periodically reviewed, at least annually, by our Manager, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Manager uses independent qualified third party appraisers to assist in the review process. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual liquidation. Future cash flows are the cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the liquidation of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and our residual position in the asset. Generally, in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable non-recourse is repaid in full.

Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by our Manager, to determine whether an impairment charge may be required. The Manager uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

New Accounting Pronouncements

     The Manager does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     During April 2005, our offering period closed as we had raised approximately $150,000,000. We are currently in our operating period, which is anticipated to last until April 2010, but may be extended for an additional three years. During this period, we expect to acquire both income leases and growth leases. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment leases or release the equipment. We anticipate incurring both gains and losses on the sales of equipment during the operating period. During this period, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and interest. We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of their time managing our portfolio.

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                         Three Months Ended September 30,
                                                           2005                  2004              Change
                                                           ----                  ----              ------

 Total revenue                                  $           6,442,827   $      3,739,687   $         2,703,140
                                                =====================   ================   ===================

 Rental income                                  $           6,250,614   $      3,736,412   $         2,514,202
 Income from investment in joint venture        $              10,602   $          3,275   $             7,327
 Net gain on sales of equipment                 $               3,682   $             -    $             3,682
 Interest and other income                      $             177,929   $             -    $           177,929


     Revenues for the 2005 Quarter increased by $2,703,140, or 72.3%, as compared to the 2004 Quarter. The increase in total revenue is primarily due to rental income generated from our leased equipment. We recently entered our operating period and as such rental income should be increasing as we acquire additional equipment under lease. During the 2005 Quarter we had additional leases with ZIM Italia, CompUSA, Inc., Rite Aid Corporation, W.P.S. Inc. and Premier Telecom Contracts Limited.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                      Three Months Ended September 30,
                                                           2005               2004         Change
                                                           ----               ----         ------

 Total expenses                                  $         7,348,956   $    4,749,482   $  2,599,474
                                                 ===================   ==============   ============

 Depreciation expense                            $         4,830,788   $    3,029,065   $  1,801,723
 Amortization of prepaid service fees            $           974,963   $      458,584   $    516,379
 Interest                                        $           882,206   $      688,135   $    194,071
 Management fees - Manager                       $           440,747   $      192,407   $    248,340
 Administrative expense reimbursements - Manager $           175,092   $      319,220   $   (144,128)
 General and administrative                      $            34,065   $       50,977   $    (16,912)
 Minority interest                               $            11,095   $       11,094   $          1


     Expenses for the 2005 Quarter increased by $2,599,474, or 54.7%, over the 2004 Quarter. The overall increase in expenses is due primarily to increased lease activity as discussed above. The leases we entered into since the 2004 Quarter had greater equipment cost, which accounts for the increase in depreciation. The increase in amortization of prepaid service fees is due to our continued admission of additional members through April 2005 and the resulting amortization of these fees. The increase in interest expense is due solely to the acquisition of the ZIM vessels. The Manager performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. As we increase our leased equipment portfolio, management fees paid to our Manager will increase. The decrease in administrative expense reimbursements is directly related to the time required by the Manager to open a new equipment leasing fund, ICON Leasing Fund Eleven, LLC, which recently commenced operations.

     Net Loss

     As a result of the foregoing factors, net loss in the 2005 Quarter and the 2004 Quarter was $906,129 and $1,009,795, respectively. The net loss per weighted average additional member shares was $6.01 and $14.21 for the 2005 Quarter and 2004 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenue for the 2005 Period and the 2004 Period are summarized as follows:



                                                         Nine Months Ended September 30,
                                                            2005                 2004               Change
                                                            ----                 ----               ------

 Total revenue                                  $          18,410,471   $      6,542,738   $        11,867,733
                                                =====================   ================   ===================

 Rental income                                  $          18,072,931   $      6,520,570   $        11,552,361
 Income from investment in joint venture        $              41,562   $          3,275   $            38,287
 Net gain on sales of equipment                 $               3,682   $         18,893   $           (15,211)
 Interest and other income                      $             292,296   $             -    $           292,296


     Revenues for the 2005 Period increased by $11,867,733, or 181.4%, as compared to the 2004 Period. The increase in total revenue is primarily due to rental income generated from our leased equipment. We recently entered our operating period and as such rental income should be increasing as we acquire additional equipment under lease. During the 2005 Period we had additional leases with ZIM Italia, CompUSA, Inc., Rite Aid Corporation, W.P.S. Inc. and Premier Telecom Contracts Limited.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:

                                                              Nine Months Ended September 30,
                                                                     2005              2004           Change
                                                                     ----              ----           ------

 Total expenses                                              $     22,098,266    $    8,674,881   $   13,423,385
                                                             ================    ==============   ==============

 Depreciation expense                                        $     14,224,441    $    5,383,047   $    8,841,394
 Amortization of prepaid service fees                        $      2,843,234    $      968,844   $    1,874,390
 Interest                                                    $      2,767,166    $      886,008   $    1,881,158
 Management fees - Manager                                   $      1,203,831    $      460,101   $      743,730
 Administrative expense reimbursements - Manager             $        726,559    $      850,571   $     (124,012)
 General and administrative                                  $        299,752    $       98,124   $      201,628
 Minority interest                                           $         33,283    $       28,186   $        5,097


     Expenses for the 2005 Period increased by $13,423,385, or 154.7%, over the 2004 Period. The overall increase in expenses is due primarily to increased lease activity. We had four leases and two consolidated joint ventures in the 2004 Period and several additional leases in the 2005 Period. The leases we entered into since the 2004 Period had greater equipment cost, which accounts for the increase in depreciation. The increase in amortization of prepaid service fees is due to our continued admission of additional members through April 2005 and the resulting amortization of these fees. The increase in interest expense is due solely to the acquisition of the ZIM vessels. The Manager performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. As we increase our leased equipment portfolio, management fees paid to our Manager will increase. The decrease in administrative expense reimbursements is directly related to the time required by the Manager to open a new equipment leasing fund, ICON Leasing Fund Eleven, LLC, which recently commenced operations.

     Net Loss

     As a result of the foregoing factors, net loss in the 2005 Period and the 2004 Period was $3,687,795 and $2,132,143, respectively. The net loss per weighted average additional member shares was $25.82 and $42.49 for the 2005 Period and 2004 Period, respectively.

Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available and from cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future. We do not anticipate the need to borrow from our revolving credit facility.

     Our main source of cash flow for the 2005 Period was from financing activities, principally through the issuance of membership interests totaling approximately $36,300,000, net of sales and offering expenses. For the 2005 Period, we sold 41,017.26 additional membership interests. We are currently seeking to utilize the funds raised by investing in equipment subject to lease and in residual ownership rights in leased equipment.

     Our primary cash outflows for the 2005 Period were for prepaid service fees, distributions to members and for acquisitions of equipment subject to lease. We paid approximately $2,666,000 in prepaid service fees for the 2005 Period. For the 2005 Period, we paid distributions to our members of approximately $8,879,000. During the 2005 Period, we have paid approximately $10,120,000 relating to the acquisition of equipment, including amounts held in escrow. We expect to continue acquiring equipment subject to lease, and also make other types of related investments during 2005.

     We have amounts available to borrow, if necessary, under our revolving credit facility agreement with California Bank & Trust.

     Financings and Borrowings

     We have non-recourse debt at September 30, 2005. Our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the leases. The lender is being paid directly by the lessee. The outstanding balance of our non-recourse debt at September 30, 2005 was $64,029,268.

     On August 31, 2005, we together with certain of our affiliates, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and ICON Leasing Fund Eleven, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by certain collateral of the Borrowers, as defined in the Agreement. Each of the Borrowers are jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility is subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7% at September 30, 2005). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2005. If the Borrowers become non-compliant with any of the terms and conditions of the Agreement, the Borrowers may not declare or pay any distributions to investors.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain an
interest  bearing  cash  account  with  the  Lender   representing  20%  of  all
outstanding  advances plus all pending advances.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility.

     Aggregate borrowings by all Borrowers under the Facility amounted to $10,471,046 at September 30, 2005. We currently have no borrowings under the Facility.

     Distributions

     We pay monthly distributions to our members beginning with the first month after the additional members' admission through the termination of the operating period, which we anticipate will be during April 2010. For the 2005 Period, we paid distributions of $8,790,463 to additional members and $88,827 to the Manager.

     Commitments

     At September 30, 2005, we are party to non-recourse loan agreements. The lender has security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt.

     Risks and Uncertainties

     At September 30, 2005, except as noted above in the Business Overview section and listed below, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

     We borrow funds under a revolving credit facility with a floating interest rate and are therefore exposed to interest rate risk until the revolving credit facility is repaid. We had no outstanding borrowings under the floating rate facility at September 30, 2005.

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

     No matters were submitted to a vote of security holders during the third quarter 2005.

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

ICON Income Fund Ten, LLC (Registrant) By its Manager, ICON Capital Corp.


Date: November 14, 2005         /s/ Beaufort J.B. Clarke
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director

Date: November 14, 2005         /s/ Thomas W. Martin
                                Thomas W. Martin
                                Executive Vice President and Director
                                (Principal Financial and Accounting Officer)

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Ten, LLC;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Manager (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  November 14, 2005

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman and Chief Executive Officer and Director
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 31.2

Principal Financial and Accounting Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Ten, LLC;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Manager (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: November 14, 2005

/s/ Thomas W. Martin
Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the Manager of ICON Income Fund Ten, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

     1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Income Fund Ten, LLC.

Date: November 14, 2005

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the Manager of ICON Income Fund Ten, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Ten, LLC.

Date: November 14, 2005

/s/ Thomas W. Martin
Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

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