Form 10-K
period 2005-12-31
ICON INCOME FUND TEN LLC
filed 2006-03-31
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

     [ ] Transition Report Pursuant to Section 13 or 1(d) of the Securities Exchange Act of 1934


Commission File Number                               333-103503
                       ---------------------------------------------------------

                           ICON Income Fund Ten, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         35-2193184
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

100 Fifth Avenue, 4th Floor, New York, New York            10011-1505
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code            (212) 418-4700
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities  registered  pursuant to Section 12(g) of the Act: Limited  Liability
                                                              Company Shares

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. [ ] Yes [x] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for shares of the registrant.

Number of outstanding limited liability company shares of the registrant on March 15, 2006 is 149,039.

                       Documents Incorporated by Reference
None.


                                Table of Contents

                                     PART I
                                                                                       Page
Item 1.    Business                                                                      1

Item 1A.   Risk Factors                                                                  4

Item 1B.   Unresolved Staff Comments                                                     9

Item 2.    Properties                                                                    9

Item 3.    Legal Proceedings                                                             9

Item 4.    Submission of Matters to a Vote of Security Holders                           9

                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security Holder
           Matters                                                                       9

Item 6.    Selected Consolidated Financial Data                                         11

Item 7.    Manager's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                   12

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk                   23

Item 8.    Consolidated Financial Statements                                            24

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                     46

Item 9A.   Controls and Procedures                                                      46

Item 9B.   Other Information                                                            46

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant's Manager                 47

Item 11.   Executive Compensation                                                       49

Item 12.   Security Ownership of Certain Beneficial Owners and Manager and
           Related Security Holder Matters                                              50

Item 13.   Certain Relationships and Related Transactions                               50

Item 14.   Principal Accountant Fees and Services                                       50

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                                   51

SIGNATURES                                                                              52


                                     PART I

Forward-Looking Statements

     Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1.  Business

     Our History

     ICON  Income  Fund Ten,  LLC (the "LLC") was formed on January 2, 2003 as a
Delaware limited liability company. The LLC will continue until December 31, 2023, unless terminated sooner. When used in this report, the terms "we," "us" and "our" refers to the LLC.

     Our Manager is ICON Capital Corp. (the "Manager"), a Connecticut corporation. Our Manager manages and controls the business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our limited liability company agreement (the "LLC Agreement").

     Our initial capitalization was $1,000 contributed by our Manager. We offered member shares with the intention of raising up to $150,000,000 of capital and were declared effective by the Securities and Exchange Commission on June 2, 2003. Our initial closing was on August 22, 2003 when we admitted 5,066 member shares, representing $5,065,736 of capital contributions. We ceased accepting new capital contributions on April 5, 2005 and terminated our offering. Through April 5 2005, we had sold 144,928 member shares representing $144,928,766 of capital contributions, bringing the total capital contributions and member shares to $149,994,502 and 149,994, respectively. Through December 31, 2005, we redeemed 820 member shares. At December 31, 2005, we had 149,174 member shares outstanding.

     Our Business

     We are an equipment leasing fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our members. To achieve this objective we: (i) are acquiring a diversified portfolio of leases and financing transactions; (ii) make monthly cash distributions to our members commencing with each member's admission; (iii) re-investing substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the operating period; and (iv) will dispose of our investments and distribute the cash from sales of such investments to our members during the liquidation period.

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

     We invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for approximately the next four years. This time frame is called the "operating period," which we may extend, at our discretion, up to an additional three years. After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period."

     If we believe it would benefit our members to reinvest our cash flow in equipment during the liquidation period, we may do so, but our Manager will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years after the end of the operating period, but it may take longer to do so. Accordingly, our members should expect to hold their member shares for at least ten years from the time they invest.

     Members' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to our members and 1% to our Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to our members and 10% to our Manager.

     Substantially all of our recurring operating cash flows are generated from the operations of the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to our members.

     At December 31, 2005 and 2004, we had total assets of $169,186,094 and $137,518,353, respectively. During the year ended December 31, 2005, our rental income was $24,480,481, which included two lessees which accounted for approximately 82% of our rental income. We incurred a net loss for the year ended December 31, 2005 of $4,944,700. For the year ended December 31, 2004, our rental income was $10,293,367, which included four lessees which accounted for approximately 98% of our rental income. We incurred a net loss for the year ended December 31, 2004, of $3,183,857. For the period from August 22, 2003 (Commencement of Operations) through December 31, 2003, our rental income was $367,828, which included one lessee which accounted for approximately 100% of our rental income. We incurred a net loss for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003 of $133,271.

     At December 31, 2005, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Containership Equipment:

     o We have a 100% interest in three container vessels, on bareboat charter lease to ZIM Israel Navigation Co. Ltd. ("ZIM"), the 1991 ZIM Korea ("ZIM
Korea"), the 1990 ZIM Canada ("ZIM Canada") and the 1991 ZIM Italia ("ZIM Italia"). The ZIM Korea and the ZIM Canada have bareboat charter leases that expire during June 2009 and the ZIM Italia has a bareboat charter that expires during December 2009.

     Information Technology Equipment:

o We have a 74% interest in information technology equipment, such as Sun servers, HP servers, Dell desktop computers and Panasonic laptop computers, subject to a three year lease with Government Employees Insurance Company ("GEICO"). The expiration date of the lease is March 31, 2007.

o We have a 75% interest in a portfolio of leases currently in effect and performing with various lessees in the United Kingdom. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The leases all expire in less than four years.

o We have a 100% interest in two Mitel Networks 3340 Global Branch Office Solution Phone Systems on lease to CompUSA, Inc. The two leases expire in 2008 and 2009, respectively.

o We have a 100% interest in 101 Noritsu QSS-3011 digital mini-labs on lease to the Rite Aid Corporation. The leases expire during 2007 and 2008.

o We have a 44% ownership interest in ICON Global Crossing, LLC, an entity also managed by our Manager, which purchased from various vendors state-of-the-art telecommunications equipment which is then leased to Global Crossing Telecommunications, Inc.

     Other Equipment:

o We have a 100% interest in refrigeration equipment on lease to P.W. Supermarkets, Inc. ("PW Supermarkets"). The equipment is subject to a three year lease. Prior to the lease expiration, PW Supermarkets has the option to renew the lease for an additional year.

o We have a 100% interest in hospital bedside entertainment and communication terminals on lease with Premier Telecom Contracts Limited ("Premier"). The equipment will be installed in several National Health Service hospitals in the United Kingdom. Premier is one of four companies in the United Kingdom to receive the right to install and operate the equipment in the hospitals. The base term of the lease will be for seven years and will not commence until all units have been fully installed, which we anticipate will be during March 2006. At December 31, 2005, we had purchased approximately $9,845,000 ((pound sterling)5,721,000) of equipment pursuant to the terms of the sales purchase agreement. We currently earn rental income on the bedside entertainment and communication terminals which are operational.

o We have a 50% ownership interest in ICON AEROTV LLC, which purchases digital audio/visual entertainment systems which will then be subject to a lease with AeroTV Ltd., a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom.

o We have a 50% ownership interest in ICON EAM LLC, which purchases industrial gas meters and accompanying data gathering equipment which will then be subject to lease with EAM Assets Ltd., a meter asset manager that is responsible for maintaining industrial gas meters in the United Kingdom.

     Segment Information

     We have only one operating segment: the business of acquiring and managing equipment subject to leases with companies that we generally believe to be creditworthy.

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

     Employees

     We have no direct employees. Our Manager has full and exclusive control over our management and operations.

     Available Information

     Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 1A. Risk Factors

     Our operations are subject to a number of risks. You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

     Uncertainties associated with the equipment leasing business may affect our business, operating results and financial condition.

     We are subject to a number of uncertainties associated with the equipment leasing business which may affect our business, operating results and financial condition. These include:

o the technological and economic obsolescence of equipment;
o potential defaults by lessees;
o management and other fees paid by us;
o the existence of leverage increases the risk of foreclosure; and
o increases in our expenses (including taxes and insurance expenses).

     Our Manager's decisions are subject to conflicts of interest with us.

     Our Manager could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our Manager sponsors and currently manages seven other equipment leasing businesses. See "Item 13. Certain Relationships and Related Transactions." These conflicts may include:

o Our LLC Agreement does not restrict our Manager's ability to compete with us for equipment acquisitions and other types of business;
o Our Manager may have opportunities to earn fees for referring a prospective acquisition opportunity to another purchaser;
o Our Manager may receive fees in connection with the turnover of our equipment portfolio;
o Our Manager has the ability as tax matters partner to negotiate with the IRS to settle tax disputes that would bind us and our members; and
o Our Manager may control the decisions as to when and whether to sell a jointly-owned asset with another business that it manages.

     If the value of the equipment in our portfolio declines more rapidly than we anticipate, our financial performance may be adversely affected.

     A significant part of the value of any our equipment is the potential value of the equipment once the lease term expires. We call this value the residual value. Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we will estimate a value for the equipment at the end of the lease which, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a profit despite the expected decline in equipment value over the lease term. However, the value of the equipment at the end of a lease, and whether that value meets our expectations, will depend to a significant extent upon the following factors, many of which are beyond our control:

o our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
o our ability to maximize the value of the equipment upon its sale or re-lease when the lease expires;
o    market conditions prevailing at the time the lease expires;
o    the cost of new equipment at the time we are remarketing used equipment;
o the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
o    the strength of the economy; and
o    the condition of the equipment when the lease expires.

     If leased equipment is not properly maintained, its residual value may be less than expected.

     If a lessee fails to maintain equipment in accordance with its lease, we may make unanticipated expenditures to repair the equipment in order to protect our investment. While we plan to inspect most used equipment prior to purchase, there can be no assurance that an inspection of used equipment prior to purchasing it will reveal any defects, and problems with the equipment may occur after it is acquired by us.

     If a lessee defaults on its lease, we could incur losses.

     If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The cost of recovering equipment upon a lessee's default, enforcing the lessee's obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment. We may lease equipment to lessees which have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating, and lessees with such lower credit ratings may default on lease payments more frequently than higher credit rated lessees.

     If a lessee files for bankruptcy, we may have difficulty enforcing the lease and may incur losses.

     If a lessee files for protection under applicable bankruptcy laws, the remaining term of the lease or option to purchase the equipment for a fixed price at a future date could be shortened or the lease could be rejected, and unpaid pre-bankruptcy lease payments may be cancelled as part of the bankruptcy. We may also experience difficulty and delays in recovering equipment from a bankrupt lessee. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket it, and we would be an unsecured creditor for any amounts due under the lease.

     Leasing equipment in foreign countries may be riskier than domestic leasing, which may result in losses.

     We lease equipment to domestic and foreign lessees which may be used outside of the United States. Regulations of foreign countries may apply which may adversely affect our title to equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts, and different accounting or financial reporting practices may make it difficult to judge lessees' financial viability, heightening the risk of default and the loss of our investment in such equipment.

     It may be difficult for us to repossess our equipment if a foreign lessee defaults, and lease enforcement outside the United States could be more expensive as legal counsel would need to be hired in the applicable foreign jurisdiction. We may have difficulty enforcing our rights under a lease. Moreover, foreign jurisdictions may confiscate equipment. Use of equipment in a foreign country will be subject to that country's tax laws, which may impose unanticipated taxes. While we will seek to require lessees to reimburse us for all taxes on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, there is no assurance that we will be successful or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

     We could incur losses as a result of foreign currency fluctuation.

     We have the ability to acquire leases where the rental payments are not paid in U.S. dollars. In these cases, we may then enter into a contract to protect us from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for the rent and any other fixed, periodic payments due under the lease even if the exchange rate between the U.S. dollar and the currency of the lease changes over the lease term. If the lease payments were disrupted due to default by the lessee, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be at unfavorable exchange rates. If a lease is denominated in a major foreign currency such as the pound sterling, which historically has a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the rental payments, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when lease payments are not made in U.S. dollars.

     Furthermore, when we acquire a residual interest in foreign equipment, it may be impossible to hedge foreign currency exposure with respect to residual values. This is because the amount and timing of receipt of the residual interest is unpredictable and hedge contracts typically require a precise monetary amount and date. Even with leases requiring rental payment in U.S. dollars, the equipment may be sold at lease expiration for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

     Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

     We may acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and the date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

     Investment in joint ventures may subject us to risks relating to our co-investors which could adversely impact the financial results of joint ventures.


     We invest in joint ventures with other businesses our Manager sponsors and manages. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture's obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with us and want to manage the joint ventures in ways that do not maximize the return to us. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or prices or terms of a lease. Finally, while we will have the right to buy out the other joint owner's interest in the equipment in the event of the sale, we may not have the resources available to do so.

     We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

     Equipment may be damaged or lost. Fire, weather, accident, theft or other events can cause damage or loss of equipment. While our leases will generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism and acts of God, such as earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster would occur to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we will use our best efforts to minimize the possibility and exposure of such liability, including by means of attempting to obtain insurance, there can be no assurance that our assets will be protected against any claims.

     We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

     Many types of transportation equipment are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if the equipment is to be used outside of the United States. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own capital to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of leases may provide for rent reductions if the equipment must remain out of service for an extended period or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we did not have the capital to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, might lose future revenues, and also might suffer adverse tax consequences.

     If a lease were determined to be a loan, it would be subject to usury laws which could lower our lease revenue.

     Equipment leases have sometimes been held by the courts to be loan transactions subject to state usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases which we believe are structured so that they avoid being deemed loans, and would therefore not be subject to the usury laws, there can be no assurance that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under the loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced.

     The telecommunication market is subject to significant uncertainty as its success is closely tied to government regulation, both domestically and abroad.

     Unforeseen   changes  in   telecommunications   regulation,   such  as  the
requirement for voice-over-Internet-Protocol service providers to provide enhanced 911, or E911 services, in the United States may increase the chances that our potential lessees may lose revenue and not be able to make required lease payments.

     The market for gas meter management services in the United Kingdom recently emerged from a state-controlled monopoly and is now subject to intense competition from the private sector.

     Our lessee's ability, as a meter asset manager ("MAM"), to make required payments on leased equipment is therefore closely tied to their ability to enter into and maintain long-term contracts with local gas suppliers. At present, the Office of Gas and Electricity Markets ("Ofgem") sets forth official codes of practice for meter management services, and any company wishing to provide meter management services in the UK must gain approval directly from Ofgem. As such, unforeseen changes in relevant legislation may negatively affect our lessee's ability to operate as a licensed MAM, and effectively compete with other licensed MAMs for contracts with UK gas suppliers.

     Because we will borrow to purchase equipment, including recourse debt, losses as a result of lessee defaults may be greater than if debt were not incurred.

     Although we expect to acquire some of our investments for cash, we are likely to borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt that may be incurred when purchasing equipment. While we believe the use of leverage will result in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio will offset the heightened risk of loss in an individual lease transaction using leverage.

     Additionally, while we expect the majority of our borrowings to be non-recourse, some of our borrowings may be recourse debt, whereby the lender can look to our general assets or the general assets of other equipment leasing funds our Manager operates in the case of nonpayment. Recourse debt may increase our risk of loss because we must meet our loan payment obligations regardless of the rental revenue we receive from the equipment. With respect to non-recourse borrowings, a lessee default could force us to make debt service payments so as to protect our investment in equipment and prevent us from being subject to repossession. See "Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The computer hardware market is cyclical and subject to obsolescence which may affect our ability to lease or resell the assets.

     The computer hardware market is cyclical and is vulnerable to market down turns. The intrinsic boom-bust nature of the technology sector challenges hardware companies to constantly try to improve and create innovative hardware, aggressively pushing the incumbent equipment into obsolescence. We cannot assure you that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

     The container shipping industry is subject to uncertainties that our beyond our control which may adversely affect our lease revenue.

     The container shipping industry is subject to volatility in profitability, vessel values and charter rates resulting from changes in supply of, and demand for, shipping capacity as well as changing environmental and other laws and regulations. In addition, the nature, timing and degree of changes in the container shipping markets, as well as future charter rates and value of its vessels, are not readily predictable and beyond our control. These factors could adversely affect the container vessel operators to whom we lease container vessels, which could result in a reduction of our lease revenue.

Item 1B. Unresolved Staff Comments

         None.

Item 2.  Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3.  Legal Proceedings

     In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In our Manager's opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter 2005.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our shares are not publicly traded nor is there currently a market for our shares. It is unlikely that any such market will develop.

                                                         Number of Members
               Title of Class                          as of March 15, 2006
         ---------------------------         -----------------------------------
            Manager (as a member)                                1
            Additional members                                 4,379

     We pay monthly distributions to our members beginning with the first month after the members' admission through the termination of the operating period, which we anticipate will be in April 2010. We paid distributions to additional members totaling $11,998,617, $4,662,642 and $273,126, respectively, for each of the two years ended December 31, 2005 and for the period from August 22, 2003
(Commencement of Operations) through December 31, 2003. Additionally, our Manager was paid distributions of $121,233, $47,159 and $2,759, respectively, for each of the two years ended December 31, 2005 and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003. The terms of the Loan Agreement with California Bank & Trust, however, could restrict us from paying cash distributions on our members' shares if such payment would cause us to not be in compliance with our financial covenants. See "Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of member shares (the "Units") pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our members a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our Manager must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at September 30, 2005.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on our Manager's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $1,000 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount our members would receive if they were to seek to sell their Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our Units are not publicly traded nor is there currently a market for our Units. It is unlikely that any such market will develop.

Item 6.  Selected Consolidated Financial Data

     The selected consolidated financial data should be read together with the consolidated financial statements and related notes included in Item 8.
Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.


                                                                                           Period From
                                                                                         August 22, 2003
                                                                                          (Commencement
                                                                                         of Operations)
                                                                                             Through
                                                         Years Ended December 31,           December 31,
                                                        -------------------------
                                                          2005             2004               2003
                                                          ----             ----               ----
 Total revenues                                       $   25,003,105      $ 10,320,406       $    370,684
                                                      ==============      ===========        ============
 Net loss                                             $   (4,944,700)     $ (3,183,857)      $   (133,271)
                                                      ==============      ============       ============
 Net loss allocable to additional members             $   (4,895,253)     $ (3,152,018)      $   (131,938)
                                                      ==============      ============       ============
 Net loss allocable to the Manager                    $      (49,447)     $    (31,839)      $     (1,333)
                                                      ==============      ============       ============

 Weighted average number of additional
      members shares outstanding                             143,378            61,190             13,050
                                                      ==============      ============       ============
 Net loss per weighted average
      additional members share                        $       (34.14)     $     (51.51)      $     (10.11)
                                                      ==============      ============       ============

 Distributions to additional members                  $   11,998,617      $  4,662,642       $    273,126
                                                      ==============      ============       ============
 Distributions per weighted average
      additional member share                         $        83.69      $      76.20       $      20.93
                                                      ==============      ============       ============
 Distributions to the Manager                         $      121,233      $     47,159       $      2,759
                                                      ==============      ============       ============


                                                                       December 31,
                                                                       ------------
                                                          2005              2004                 2003
                                                          ----              ----                 ----
 Total assets                                         $  169,186,094      $137,518,353       $ 20,651,972
                                                      ==============      ============       ============
 Notes payable                                        $   60,474,288      $ 47,795,602       $        -
                                                      ==============      ============       ============
 Members' equity                                      $  105,449,404      $ 86,604,433       $ 20,165,289
                                                      ==============      ============       ============


Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Our Manager's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Part I. Forward-Looking Statements" and "Item 1A. Risk Factors" located elsewhere in this Annual Report on Form 10-K.

     Overview

     We are an equipment leasing fund formed on January 2, 2003. We began active operations on August 22, 2003. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases generate little or no current cash flow because substantially all of the rental payments received from a lessee are paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     Lease and Other Significant Transactions

     We entered into the following lease and other significant transactions since August 22, 2003 (Commencement of Operations):

     Digital Audio/Visual Entertainment Systems

     On December 22, 2005, we, along with ICON Leasing Fund Eleven, LLC ("Fund Eleven"), an entity also managed by our Manager, formed ICON AEROTV, LLC, each with a 50% ownership interest, to purchase digital audio/visual entertainment systems which will be subject to a lease with AeroTV Ltd., expiring in 2008. AeroTV Ltd., which is based in the United Kingdom, is a provider of on board digital audio/visual systems for airlines, rail and coach operators. Our contribution to ICON AEROTV, LLC was approximately $2,786,000, which was held in escrow at December 31, 2005, pending the equipment purchase.

     Telecommunications Equipment

     On November 17, 2005, we, along with Fund Eleven, and ICON Income Fund Eight A L.P. ("Fund Eight A"), entities also managed by our Manager, formed ICON Global Crossing, LLC, with ownership interests of 44%, 44% and 12%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. The equipment, once purchased, is subject to a forty-eight month lease, beginning January 1, 2006, with Global Crossing Telecommunications, Inc. ("Global Crossing"). Global Crossing is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers. Our contribution to ICON Global Crossing LLC was approximately $7,670,000, which was held in escrow at December 31, 2005, pending the equipment purchase.

     Industrial Gas Meters

     On November 9, 2005, we, along with Fund Eleven, formed ICON EAM, LLC, each with a 50% ownership interest, to purchase industrial gas meters and accompanying data gathering equipment, which will be subject to a lease with EAM Assets Ltd., expiring in 2013. EAM Assets Ltd. is a meter asset manager that is responsible for maintaining industrial gas meters in the United Kingdom. Our contribution to ICON EAM, LLC was approximately $5,618,000, which was held in escrow at December 31, 2005, pending the equipment purchase.

     Bedside Entertainment and Communication Terminals

     On June 30, 2005, we executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the "Lease") with Premier in connection with our intended purchase of approximately 5,000 bedside entertainment and communication terminals. On March 8, 2006, an amendment to the Lease was entered into to increase the maximum aggregate equipment purchase to approximately $13,900,000 ((pound sterling)8,077,685), inclusive of legal fees. The equipment will be installed in several National Health Service hospitals in the United Kingdom. Premier is one of four companies in the United Kingdom to receive the right to install and operate the equipment in the hospitals, and anticipates it will have the exclusive right to install and operate the equipment in fifteen hospitals by December 2006. The base term of the lease, which commenced January 1, 2006, will be for seven years at approximately $250,000 per month. At December 31, 2005, we had purchased approximately
$9,845,000 ((pound sterling)5,721,000) of equipment, inclusive of legal fees, and anticipate purchasing an additional $4,078,625 ((pound sterling)2,370,206) of equipment during the spring of 2006.

     United Kingdom Information Technology Equipment Portfolio

     On February 28, 2005, we entered into a Participation Agreement with Summit Asset Management, Ltd. to purchase a 75% interest in a portfolio of equipment on lease with various United Kingdom lessees with expiration dates within four years. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The purchase price was approximately $2,843,000 in cash.

     Four Double Box Girder Cranes

     On December 31, 2004, we entered into an agreement with Varilease Finance Group, Inc. for the purchase of Four Double Box Girder Cranes (collectively the "Cranes") on lease to WPS, Inc. ("WPS") with an expiration date of March 2009. The purchase price of the Cranes was approximately $894,000 in cash. This transaction was completed in February 2005. The lease commenced on April 1, 2005 and has a lease term of 48 months.

     Noritsu QSS 3011 Digital Mini-Labs

     During December 2004, we entered into an Assignment Agreement with Imaging Financial Services, Inc., an affiliate of G.E. Capital Corp., for the purchase of 101 Noritsu QSS 3011 digital mini-labs on lease to Rite Aid Corporation through December 2007. The purchase price of this equipment was approximately $9,100,000 in cash.

     Mitel Networks 3340 Global Branch Office Solution Phone Systems

     During December 2004, we entered into an Assignment Agreement with The CIT Group/Equipment Financing, Inc. ("CIT") for the purchase of a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. through December 2008. The purchase price was approximately $2,990,000 in cash.

     During March 2005, we entered into a second Assignment Agreement with CIT for the purchase of an additional Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. This lease expires in December 2009. The purchase price was approximately $1,174,000 in cash.

     Containership Vessels

     On January 13, 2005 we acquired, through a wholly-owned subsidiary, ICON Containership III, LLC, a 100% interest in a container vessel, the 1991 ZIM Italia (the "Italia Vessel") from ZIM Israel Navigation Co., Ltd. ("ZIM") and simultaneously entered into a bareboat charter agreement with ZIM for the Italia Vessel. The purchase price for the Italia Vessel was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash and (ii) approximately $26,150,000 of non-recourse debt. The non-recourse debt has a five year term and bears interest at a variable interest rate of the London Interbank Offering Rate ("LIBOR") plus 1.50% per year. In connection with the closing of this transaction we entered into an interest rate swap with Fortis Bank in which the variable interest rate was swapped for a fixed interest rate of 5.35% per year. The lender has a security interest in the Italia Vessel and an assignment of the rental payments under the lease.

     On June 24, 2004, we acquired, through two wholly-owned subsidiaries, ICON Containership I, LLC and ICON Containership II, LLC, a 100% interest in two container vessels, the 1991 ZIM Korea and the 1990 ZIM Canada (collectively, the "Vessels") from ZIM and simultaneously entered into bareboat charter agreements with ZIM for the Vessels. The purchase price for the Vessels was approximately $70,700,000, comprised of (i) approximately $18,400,000 in cash and (ii) approximately $52,300,000 of non-recourse debt. Bank fees, legal fees and other expenses of $810,238 were also paid and capitalized as part of the acquisition cost of the Vessels. The non-recourse debt is cross collaterized, has a five-year term and bears interest at a variable interest rate of LIBOR plus 1.50% per year. In connection with the closing of this transaction we entered into an interest rate swap with Fortis Bank in which the variable interest rate was swapped for fixed interest rates of 5.36% per year. The lender has a security interest in the Vessels and an assignment of the rental payments under the leases.

     Refrigeration Equipment

     During July 2004, we purchased Hussman refrigeration equipment which is on lease to PW Supermarkets. The lease is for a three year period, commencing August 6, 2004, with an option to extend the lease for one additional year.

     Sun Servers, HP servers, Dell desktop computers, and Panasonic laptop computers

     During April 2004, we acquired a 74% interest in information technology equipment consisting of Sun servers, HP servers, Dell desktop computers, and Panasonic laptop computers, which are subject to a three year lease with GEICO. The expiration of the lease is March 31, 2007.

     1979 McDonnell Douglas DC-10-30F Aircraft

     During March 2004, we along with Fund Eight A formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 36 months. We acquired a 71.4% ownership interest in this joint venture. In connection with the formation of the joint venture, Fund Eight A acquired an option from us to acquire an additional 61.4% ownership interest in ICON Aircraft 46837. On July 1, 2004, Fund Eight A exercised this option and we sold 61.4% of our ownership interest. At December 31, 2005, we have a remaining 10% ownership interest in ICON Aircraft 46837.

     Boeing 767 Aircraft Rotables

     During September 2003, we acquired Boeing 767 aircraft rotables and accessories, of which approximately 80% were on lease to Flugfelagid Atlanta hf, which is conducting business as Air Atlanta Icelandic ("Air Atlanta"). This lease expired on November 30, 2004, but the lessee paid additional rent through the summer of 2005. Currently, all of the Boeing 767 aircraft rotables are held for sale or lease and the equipment is currently in the process of being remarketed. The remaining 20% was on lease with Air Atlanta, but is now held for sale or lease. At December 31, 2005, we recorded an impairment loss of approximately $97,900 on these aircraft rotables due to a third party sale during March 2006 which indicates that the fair market value of these aircraft rotables is less than net book value.

     Current Business Environment and Outlook

     The United States economy appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. The November 2005 Economic Vital Signs Report by the United States Joint Economic Committee stated that fears stemming from the economic impact of natural disasters appears unfounded, that gross domestic product increased 3.8% during the third quarter 2005. As conditions for capital investment remain favorable and indicate continued growth, we anticipate that capital spending by corporations should continue to increase in 2006. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market. We believe the leasing industry's outlook for the foreseeable future is encouraging.

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

     New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not expect the adoption of SFAS 154 to have an impact on our financial position or results of operations.

     Our Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our Manager to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments
o        Depreciation
o        Derivative financial instruments

     Lease Classification and Revenue Recognition

     The equipment we expect to lease to third parties will be classified either as a finance lease or an operating lease, which will be determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated. For finance leases, we will record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For operating leases, income will be recorded as rental income and will be recognized on the straight line method over the lease term.

     Our Manager has an investment committee that approves each new equipment transaction and lease acquisition. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio will be periodically reviewed, at least annually, by our Manager, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our Manager will use qualified independent third party appraisers to assist in the review process. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy our residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the non-recourse note payable is repaid in full.

     Depreciation

     We will record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first will determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by our Manager, to determine whether an impairment charge may be required. Our Manager will use qualified independent third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     Derivative Financial Instruments

     We account for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which established accounting and reporting standards for derivative instruments. SFAS 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003. SFAS 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

     We designate derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members' equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in our consolidated statements of operations.

     For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into our earnings in the period in which the changes occur or when such instruments are settled.

     Results of Operations for the Years Ended December 31, 2005 ("2005") and 2004 ("2004")

     During April 2005, our offering period ended as we had raised approximately $150,000,000. We are currently in our operating period, which is anticipated to last until April 2010, but may be extended for an additional three years, at our Manager's discretion. During the operating period, we expect to acquire both income leases and growth leases. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment leases or re-lease the equipment. We anticipate incurring both gains and losses on the sales of equipment during the operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation expense and interest expense. We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

         Revenue for 2005 and 2004 are summarized as follows:


                                                               Years Ended December 31,
                                                             2005             2004            Change
                                                             ----             ----           ------
 Total revenue                                        $   25,003,105      $ 10,320,406       $ 14,682,699
                                                      ==============      ============       ============

 Rental income                                        $   24,480,481      $ 10,293,367       $ 14,187,114
 (Loss) income from investment in joint ventures      $     (272,797)     $      8,146       $   (280,943)
 Net gain on sales of equipment                       $      113,845      $     18,893       $     94,952
 Interest and other income                            $      681,576      $        -         $    681,576


     Total revenue for 2005 increased by $14,682,699, or 142.3%, as compared to 2004 which was primarily attributable to rental income from our leased equipment. In April 2005, we entered our operating period, and as such rental income increased as we acquired additional equipment under lease. During 2005, the increase in rental income was primarily a result of the lease transactions with ZIM Italia, CompUSA, Inc., Rite Aid Corporation, WPS and Premier.

         Expenses for 2005 and 2004 are summarized as follows:



                                                           2005              2004               Change
                                                           -----             ----               ------
 Total expenses                                       $   29,947,805      $ 13,504,263       $ 16,443,542
                                                      ==============      ============       ============

 Depreciation expense                                 $   19,440,143      $  8,396,861       $ 11,043,282
 Amortization of prepaid service fees                 $    3,818,196      $  1,511,351       $  2,306,845
 Impairment loss                                      $       97,900      $        -         $     97,900
 Interest                                             $    3,606,187      $  1,544,254       $  2,061,933
 Management fees - Manager                            $    1,624,238      $    644,184       $    980,054
 Administrative expense reimbursements - Manager      $      906,570      $  1,216,345       $   (309,775)
 General and administrative                           $      410,194      $    151,987       $    258,207
 Minority interest                                    $       44,377      $     39,281       $      5,096



     Total expenses for 2005 increased by $16,443,542, or 121.8%, as compared to 2004 which was primarily due to the increased lease activity as discussed above. The increased lease activity was directly responsible for the increase in depreciation expense. The increase in amortization of prepaid service fees was due to our continued admission of additional members through April 2005 and the resulting amortization of these fees. The increase in interest expense was due solely to the three ZIM vessels, two of which were purchased in July 2004 and the third in January 2005. The increase in management fees - Manager was primarily a result of our Manager's increased involvement with respect to certain functions relating to the management of our equipment. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. As we increased our leased equipment portfolio, management fees paid to our Manager increased. The decrease in administrative expense reimbursements is a result of less time required by our Manager to administer our affairs.

         Net Loss

     As a result of the foregoing factors, the net loss for 2005 was $4,944,700 as compared to the net loss for 2004 of $3,183,857. The net loss per weighted average number of additional members' shares outstanding for 2005 was $34.14 as compared to the net loss per weighted average number of additional members' shares outstanding for 2004 of $51.51.

     Results of Operations for the Year Ended December 31, 2004 ("2004") and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003 ("2003")

         Revenue for 2004 and 2003 are summarized as follows:


                                                                  Years Ended December 31,
                                                                  ------------------------
                                                            2004              2003              Change
                                                            ----              ----              ------
 Total revenue                                        $   10,320,406      $    370,684       $ 9,949,722
                                                      ==============      ============ =     ============

 Rental income                                        $   10,293,367      $    367,828       $  9,925,539
 (Loss) income from investment in joint ventures      $        8,146      $        -         $      8,146
 Net gain on sales of equipment                       $       18,893      $        -         $     18,893
 Interest and other income                            $          -        $      2,856       $    (2,856)


     Total revenue for 2004 increased by $9,949,722, or 2,684.2%, as compared to 2003. The increase in total revenue was primarily due to our full year of operations compared to approximately four months of activity in 2003. During 2003, we entered into one lease: Air Atlanta Icelandic. During 2004, we entered into the following leases: two separate leases with ZIM for the container vessels the ZIM Korea and the ZIM Canada and a lease with PW Supermarkets for refrigeration equipment.

         Expenses for 2004 and 2003 are summarized as follows:


                                                                    Years Ended December 31,
                                                                    ------------------------
                                                             2004             2003              Change
                                                             ----             ----              ------
 Total expenses                                       $   13,504,263      $    503,955       $13,000,308
                                                      ==============      ============       ===========

 Depreciation expense                                 $    8,396,861      $    274,102       $  8,122,759
 Amortization of prepaid service fees                 $    1,511,351      $    127,986       $  1,383,365
 Interest                                             $    1,544,254      $        -         $  1,544,254
 Management fees - Manager                            $      644,184      $     18,391       $  625,793
 Administrative expense reimbursements - Manager      $    1,216,345      $      7,357       $  1,208,988
 General and administrative                           $      151,987      $     76,119       $     75,868
 Minority interest                                    $       39,281      $        -         $     39,281


     Total expenses for 2004 increased by $13,000,308 or 2,579.7%, over 2003. The overall increase in expenses is due primarily to our full year of operations compared to approximately four months of activity in 2003. As discussed above, we entered into one lease during 2003 and entered into an additional three leases in 2004. The increase in depreciation expense was primarily a result of the leases we entered into in 2004 which had a greater equipment cost than the leases we entered into in 2003. The increase in amortization of prepaid service fees was due to our continued admission of new members during 2004 and the resulting amortization of these fees. The increase in interest expense was due solely to increased financing in connection with the acquisition of the ZIM Korea and the ZIM Canada. In 2003, we did not finance any of our acquisitions. The increase in management fees - Manager was a direct result of the acquisitions during 2004 and a full year of fees on the 2003 lease. The increase in administrative expense reimbursements - Manager was due to the additional services provided by our Manager during 2004 as compared to 2003. Our Manager performs certain functions relating to the management of our equipment, such as the collection of lease payments from the lessee of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

         Net Loss

     As a result of the foregoing factors, the net loss for 2004 was $3,183,857 as compared to the net loss for 2003 of $133,271. The net loss per weighted average number of additional members' shares outstanding for 2004 was $51.51 as compared to the net loss per weighted average number of additional members' shares outstanding for 2003 of $10.11.

     Liquidity and Capital Resources

     Sources and Uses of Cash

     At December 31, 2005 and 2004, we had cash and cash equivalents of $24,178,852 and $25,006,190, respectively. Historically, our main source of cash is from financing activities. Our main use of cash is for financing activities and cash distributions to our members.

     During 2005 and 2004, we received approximately $36,304,000 and $74,746,000, respectively, from the issuance of additional member shares, net of sales and offering expenses. During 2005 and 2004, we also received cash from investing activities. During 2005, we received approximately $575,000 from affiliates. During 2005 and 2004, we also received approximately $256,000 and $2,358,000, respectively from sales of equipment and interests in joint ventures. We are currently seeking to utilize the funds raised by investing in equipment subject to lease and in residual ownership rights in leased equipment.

     During 2005 and 2004, our primary cash outflows were for acquisitions of equipment subject to lease and unguaranteed residual values, distributions to members, investments in joint ventures and prepaid service fees. During 2005 and 2004, we purchased equipment subject to lease and investments in unguaranteed residual values for approximately $6,371,000 and $42,155,000, respectively. During 2005 and 2004, we paid distributions to our members of approximately $12,120,000 and $4,710,000, respectively. During 2005, we paid approximately $16,085,000 relating to our investments in joint ventures with other entities managed by our Manager. During 2005 and 2004 we paid prepaid service fees of approximately $2,666,000 and $5,538,000, respectively.

     Financings and Borrowings

     We have three non-recourse debt instruments which are being paid directly to the lenders by the lessees and which accrue interest at rates of 5.35% and 5.36% per year. The outstanding balance of our non-recourse debt instruments at December 31, 2005 and 2004 was $60,474,288 and $47,795,602, respectively.

     On August 31, 2005, we, along with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the "Lender"). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7.5% at December 31, 2005). In accordance with the Loan Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     In accordance with the terms and conditions of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2005. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Loan Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven established an interest bearing cash account with the Lender totaling $909,185 at December 31, 2005, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility.

     Aggregate borrowings by all Borrowers under the Facility amounted to $4,545,927 at December 31, 2005. We currently have no borrowings under the Facility.

     Our Manager believes that with the cash we have currently available and with the cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee's business that are beyond our control. See "Item 1A. Risk Factors."

         Distributions

     We pay monthly distributions to our members beginning with the first month after the additional members' admission through the termination of the operating period, which we anticipate will be in April 2010. For each of the two years ended December 31, 2005 and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003, we paid distributions to additional members totaling $11,998,617, $4,662,642 and $273,126, respectively. For each of the two years ended December 31, 2005 and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003, we paid distributions to our Manager of $121,233, $47,159 and $2,759, respectively.

     Contractual Obligations and Commitments

     At December 31, 2005, we are parties to both recourse and non-recourse debt. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. We are a party to a revolving line of credit as discussed in the financing and borrowings section above. We have no borrowings under this Facility at December 31, 2005.

     Principal maturities of our non-recourse debt consist of the following at December 31, 2005:


                                          Less Than 1         1 - 3            3 - 5         More Than 5
                            Total            Year             Years            Years            Years

Non-recourse debt      $60,474,288     $ 14,704,598     $ 44,598,357     $   1,171,333         $  -
                       =============    =============    =============    ==============        =========



     Off-Balance Sheet Transactions

         None.

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

     To hedge our variable interest rate risk, we may enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings. However, we will be exposed to and manage credit risk associated with the counterparty to the swap agreement by dealing only with institutions our Manager considers financially sound.

Item 8.   Consolidated Financial Statements

Index to Consolidated Financial Statements                                Page

Report of Independent Registered Public Accounting Firm                    25

Consolidated Balance Sheets at December 31, 2005 and 2004                  26

Consolidated Statements of Operations for the Years Ended December 31,
  2005, 2004 and for the Period from August 22, 2003 (Commencement
  of Operations) Through December 31, 2003                                 27

Consolidated Statement of Changes in Members' Equity for the Period from
  August 22, 2003 (Commencement of Operations) Through December 31,
  2005                                                                     28

Consolidated Statements of Cash Flows for the Years Ended December 31,
  2005, 2004 and for the Period from August 22, 2003 (Commencement
  of Operations) Through December 31, 2003                                 29

Notes to Consolidated Financial Statements                                 31

The Members
ICON Income Fund Ten, LLC


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of ICON Income Fund Ten, LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in members' equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from August 22, 2003 (commencement of operations) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Ten, LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and the period from August 22, 2003 (commencement of operations) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Hays & Company LLP

March 15, 2006
New York, New York

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS

                                                                                 2005             2004
                                                                                 ----             ----

 Cash and cash equivalents                                                  $   24,178,852   $  25,006,190
                                                                            --------------   -------------

 Investments in operating leases:
      Equipment, at cost                                                       138,721,933      93,644,312
      Accumulated depreciation                                                 (25,710,754)     (7,097,993)
                                                                            --------------   -------------

      Net investments in operating leases                                      113,011,179      86,546,319
                                                                            --------------   -------------

 Escrow deposits                                                                 3,747,886      19,001,619
 Equipment held for sale or lease, net                                           2,323,428         477,715
 Prepaid service fees, net                                                       4,292,093       5,444,167
 Investment in unguaranteed residual values                                      2,506,935             -
 Interest rate swap contracts                                                      997,977             -
 Due from Manager and affiliates                                                    12,019         574,725
 Investments in joint ventures                                                  16,194,641         382,479
 Other assets, net                                                               1,921,084          85,139
                                                                            --------------   -------------

         Total assets                                                       $  169,186,094   $ 137,518,353
                                                                            ==============   =============

                         LIABILITIES AND MEMBERS' EQUITY



 Notes payable - non-recourse                                               $   60,474,288   $  47,795,602
 Security deposits and other liabilities                                         1,202,270         360,802
 Deferred rental income                                                          1,299,510       1,248,166
 Due to Manager and affiliates                                                           -         129,831
 Interest rate swap contracts                                                            -         303,619
 Minority interest                                                                 760,622       1,075,900
                                                                            --------------   -------------

      Total liabilities                                                         63,736,690      50,913,920
                                                                            --------------   -------------

 Commitments and Contingencies

 Members' equity:
   Manager (one share outstanding, $1,000 per share original issue price)         (252,770)        (82,090)
   Additional Members (149,174 and 108,861 shares outstanding,
      $1,000 per share original issue price)                                   105,724,368      86,990,142
   Accumulated other comprehensive loss                                            (22,194)       (303,619)
                                                                            --------------   -------------

   Total members' equity                                                       105,449,404      86,604,433
                                                                            --------------   -------------

   Total liabilities and members' equity                                    $  169,186,094   $ 137,518,353
                                                                            ==============   =============

See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Operations


                                                                                                   Period From
                                                                                                 August 22, 2003
                                                                                                  (Commencement
                                                                                                  of Operations)
                                                                                                     Through
                                                                  Years Ended December 31,         December 31,
                                                                 -------------------------
                                                                   2005             2004              2003
                                                                  -----            -----             ----
 Revenue:
      Rental income                                             $  24,480,481   $   10,293,367         $  367,828
      (Loss) income from investment in joint ventures                (272,797)           8,146                  -
      Net gain on sales of equipment                                  113,845           18,893                  -
      Interest and other income                                       681,576                -              2,856
                                                                -------------   ---------------        ---------

         Total revenue                                             25,003,105       10,320,406            370,684
                                                                -------------   --------------         ----------

 Expenses:
      Depreciation expense                                         19,440,143        8,396,861            274,102
      Amortization of prepaid service fees                          3,818,196        1,511,351            127,986
      Impairment loss                                                  97,900                -                  -
      Interest                                                      3,606,187        1,544,254                  -
      Management fees - Manager                                     1,624,238          644,184             18,391
      Administrative expense reimbursements - Manager                 906,570        1,216,345              7,357
      General and administrative                                      410,194          151,987             76,119
      Minority interest                                                44,377           39,281                  -
                                                                -------------   --------------         ----------

         Total expenses                                            29,947,805       13,504,263            503,955
                                                                -------------   --------------         ----------

 Net loss                                                       $  (4,944,700)   $  (3,183,857)        $ (133,271)
                                                                ==============  ===============        ==========

 Net loss allocable to:
      Additional Members                                        $  (4,895,253)   $  (3,152,018)        $ (131,938)
      Manager                                                         (49,447)         (31,839)            (1,333)
                                                                -------------   --------------         ----------

                                                                $  (4,944,700)   $  (3,183,857)        $ (133,271)
                                                                =============   ===============        ==========

 Weighted average number of additional
      members shares outstanding                                     143,378           61,190              13,050
                                                                =============   ==============         ==========

 Net loss per weighted average
      additional members share                                  $      (34.14)  $       (51.51)        $   (10.11)
                                                                =============   ==============         ==========

See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Consolidated Statement of Changes in Members' Equity
            Period from August 22, 2003 (Commencement of Operations)
                            Through December 31, 2005




                                                                                                  Accumulated
                                                                                                     Other            Total
                                                Additional      Additional          Managing     Comprehensive       Members'
                                              Member Shares      Members             Member       Income (Loss)       Equity
                                              -------------      -------             ------       -------------       ------

Balance at August 22, 2003                                 -       $      -        $      1,000   $         -      $      1,000

 Proceeds from issuance of additional
      members shares                                   23,784       23,784,330                -             -         23,784,330
 Sales and offering expenses                               -        (3,210,885)               -             -         (3,210,885)
 Cash distributions to members                             -          (273,126)          (2,759)            -           (275,885)
 Net loss                                                  -          (131,938)          (1,333)            -           (133,271)
                                                 ------------      -----------     ------------   --------------   -------------

 Balance, December 31, 2003                            23,784       20,168,381           (3,092)            -         20,165,289
                                                 ------------      -----------     ------------   --------------   -------------


 Proceeds from issuance of additional
      members shares                                   85,193       85,192,914                -             -         85,192,914
 Sales and offering expenses                               -       (10,446,467)               -             -        (10,446,467)
 Additional member shares redeemed                       (116)        (110,026)               -             -           (110,026)
 Cash distributions to members                             -        (4,662,642)         (47,159)            -         (4,709,801)
 Change in valuation of interest rate
      swap contracts                                       -               -                  -         (303,619)       (303,619)
 Net loss                                                  -        (3,152,018)         (31,839)            -         (3,183,857)
                                                 ------------      -----------     ------------   --------------   -------------

 Balance, December 31, 2004                           108,861       86,990,142          (82,090)        (303,619)     86,604,433

 Proceeds from issuance of additional
      members shares                                   41,017       41,017,258                -             -         41,017,258
 Sales and offering expenses                              -         (4,713,545)               -             -         (4,713,545)
 Additional member shares redeemed                       (704)        (675,617)               -             -           (675,617)
 Cash distributions to members                            -        (11,998,617)        (121,233)            -        (12,119,850)
 Change in valuation of interest rate
      swap contracts                                      -                -                  -        1,301,596       1,301,596
 Foreign currency translation adjustment                  -                -                  -       (1,020,171)     (1,020,171)
 Net loss                                                 -         (4,895,253)         (49,447)            -         (4,944,700)
                                                 ------------      -----------     ------------   --------------   -------------

 Balance, December 31, 2005                           149,174      $105,724,368    $   (252,770)  $      (22,194)  $ 105,449,404
                                                 ============      ===========     ============   ==============   ============

See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Cash Flows

                                                                                         Period From
                                                                                         August 22,
                                                                                            2003
                                                                                       (Commencement
                                                                                             of
                                                                                         Operations)
                                                                                           Through
                                                            Years Ended December 31,     December 31,
                                                               2005          2004           2003
                                                               -----         ----           ----
 Cash flows from operating activities
      Net loss                                            $ (4,944,700)  $(3,183,857)    $  (133,271)
      Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Rental income paid directly to lenders by      (17,356,534)   (7,628,646)              -
           lessees
            Interest expense on non-recourse financing
              paid directly to lenders by lessees            3,608,687     1,502,754               -
            Amortization of prepaid service fees             3,818,196     1,511,351         127,986
            Depreciation and amortization                   19,444,518     8,396,861         274,102
            Impairment loss                                     97,900             -               -
            Loss (income) from investment in joint ventures    272,797        (8,146)              -
            Net gain on sales of equipment                    (113,845)      (18,893)              -
            Minority interest                                   44,377        39,281               -
          Changes in operating assets and liabilities:
            Other assets                                    (1,809,070)      (85,139)              -
            Security deposits and other liabilities            887,762        45,413          83,524
            Deferred rental income                            (160,123)      499,900               -
            Due to Manager and affiliates, net                (100,024)     (495,015)          50,121
                                                          ------------   -----------     -----------

 Net cash provided by operating activities                   3,689,941       575,864         402,462
                                                          ------------   -----------     -----------

 Cash flows from investing activities:
      Investments in lease assets                           (6,370,643)  (42,154,800)     (3,450,000)
      Due from affiliates                                      574,725             -              -
      Escrow deposits made                                  (2,281,884)  (17,975,620)             -
      Prepaid service fees paid                             (2,666,122)   (5,537,523)     (1,545,981)
      Proceeds from sales of equipment                         256,260        61,000              -
      Sale of interest in joint venture                             -      2,296,879              -
                                                          ------------   -----------     -----------

 Net cash used in investing activities                     (10,487,664)  (63,310,064)     (4,995,981)
                                                          ------------   -----------     -----------

 Cash flows from financing activities:
      Issuance of additional members shares, net of
         sales and offering expenses paid                   36,303,713    74,746,447      20,573,445
      Due to Manager and affiliates, net                       (41,826)          -               -
      Cash distributions to members                        (12,119,850)   (4,709,801)       (275,885)
      Additional member shares redeemed                       (675,617)     (110,026)            -
      Financing fees paid                                      (31,250)          -               -
      Minority interest contribution in joint venture      (16,084,959)    1,629,776             -
      Distributions to minority interest holders in           (359,655)      478,953             -
     joint ventures
      Additional Member refunds payable                             -       (203,000)        203,000
                                                          ------------   -----------     -----------

 Net cash provided by financing activities                   6,990,556    71,832,349      20,500,560
                                                          ------------   -----------     -----------

 Effects of exchange rates on cash and cash equivalents     (1,020,171)           -               -
                                                          ------------   -----------     -----------

 Net (decrease) increase in cash and cash equivalents         (827,338)    9,098,149      15,907,041
 Cash and cash equivalents, beginning of the year           25,006,190    15,908,041           1,000
                                                          ------------   ------------    -----------

 Cash and cash equivalents, end of the year               $ 24,178,852   $25,006,190     $15,908,041
                                                          ============   ===========     ===========


See accompanying notes to consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows

                                                                                                              Period From
                                                                                                                August 22,
                                                                                                                   2003
                                                                                                              (Commencement
                                                                                                             of Operations)
                                                                                                                  Through
                                                                                Years Ended December 31,       December 31,
                                                                               -------------------------
                                                                                  2005            2004             2003
                                                                                  ----            ----             ----
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                  $       -       $     -         $     -
                                                                                ===========     ============    ==========

 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased through non-recourse debt         $26,150,000     $70,057,027     $      -
                                                                                ===========     ===========     ==========
      Equipment transferred in connection with the execution
         of an option agreement                                                 $      -        $15,216,101     $      -
                                                                                ===========     ===========     ==========
      Principal and interest paid on non-recourse notes payable
         directly to lenders by lessees                                         $17,356,533     $ 9,131,400     $      -
                                                                                ===========     ===========     ==========
      Transfer of investments in lease assets to
         equipment held for sale or lease, net                                  $ 2,059,827     $       -       $      -
                                                                                ===========     ===========     ==========

      Transfer from escrow deposits to investments in lease assets              $18,025,619     $       -       $      -
                                                                                ===========     ===========     ==========



See accompanying notes to consolidated financial statements.

                           ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(1)    Organization

     ICON Income Fund Ten, LLC (the "LLC") was formed on January 2, 2003 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease. The LLC will continue until December 31, 2023, unless terminated sooner.

     The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) acquires a diversified portfolio of leases and financing transactions; (ii) makes monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the operating period, which period will end no later than the eighth anniversary after the final closing date; (iii) re-invests substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the operating period; and (iv) will dispose of the LLC's investments and distribute the cash from sales of such investments to its members after the end of the operating period, which is the liquidation period.

     The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of the limited liability company agreement with the LLC (the "LLC Agreement"). Additionally, the Manager has a 1% ownership interest in the LLC.

     The initial capitalization of the LLC was $1,000 contributed by the Manager. The LLC was offering membership interests with the intention of raising up to $150,000,000 of capital from additional members. The LLC commenced business operations on its initial closing date, August 22, 2003, when it admitted 5,066 member interests, representing $5,065,736 of capital contributions. Between August 23, 2003 and April 5, 2005, the final closing date, the LLC admitted an additional 144,928 member interests representing $144,928,766 of capital contributions, bringing the total member interests to 149,994 representing $149,994,502 of capital contributions. Through December 31, 2005, the LLC redeemed 820 additional member interests, leaving 149,174 additional member shares outstanding at December 31, 2005.

     Members' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

     The LLC is currently in its "operating" period, wherein the LLC seeks to purchase equipment from time to time through April 30, 2010. The operating period may be increased for an additional three years at the discretion of the Manager. After the operating period, the LLC will then begin to dispose of its assets in the ordinary course of business during a time frame called the "liquidation period." If the Manager believes it would be beneficial to reinvest the cash flow in equipment during the liquidation period, the LLC may do so.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The LLC accounts for its interests in minority owned joint ventures where the LLC's ownership percentage is greater than 5% and less than 50%, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

     Concentration of Credit Risk

     Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world; accordingly the LLC is exposed to business and economic risk. Although the LLC does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the segments in which they operate.

     Allowance for Doubtful Accounts

     When evaluating the adequacy of the allowance for doubtful accounts, the LLC will estimate uncollectibility of receivables by analyzing lessee concentrations, credit worthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

     Investment in Operating Leases

     Investments in operating leases are stated at cost less accumulated depreciation. Depreciation is being provided using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon the final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

     Asset Impairments

     The LLC's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the LLC estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse note payable is repaid in full.

     Equipment Held for Sale or Lease

     Equipment held for sale or lease is recorded at the lower of cost or estimated fair market value less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the LLC following lease expiration.

     Prepaid Service Fees

     The LLC paid the Manager a service fee calculated at 6.5% of the gross proceeds from the sale of additional member shares. In exchange for these fees, the Manager provides services related to the selection and acquisition of equipment and interests in equipment with the offering proceeds. Since these costs relate to the acquisition of equipment on lease, they have been capitalized on the LLC's balance sheet and are being amortized to operations over the estimated period to perform the services, which has been estimated to be thirty months.

     Estimated Unguaranteed Residual Values

     The LLC carries its investment in estimated unguaranteed residual values at cost. The value is equal to or less than fair value, and is subject to the LLC's policy relating to impairment review.

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

     For operating leases, rental income is recognized on a straight line basis over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003



(2)    Summary of Significant Accounting Policies - continued

     Foreign Currency Translation

     Assets and liabilities of operations having non-United States dollar functional currencies are translated at year-end rates of exchange. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed. Revenues and expenses are translated at average rates of exchange for the period. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

     Derivative Financial Instruments

     When possible, the LLC uses derivative financial instruments to mitigate the variable cash flows associated with the LLC's variable debt. All derivatives are recognized on the balance sheet at fair value. Certain derivatives, at inception, are designated as hedges and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as either (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). The LLC has only cash flow hedges at December 31, 2005.

     The LLC records changes in the fair value of cash flow hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, in other comprehensive income, which is a component of members' equity. The gains or losses on these instruments are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings. Cash flows from cash flow hedges are classified in the same line item as the cash flows from the items being hedged.

     The LLC formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

     Share Redemption

     The LLC may, at its discretion, redeem shares from a limited number of its additional members, as defined in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as defined in the LLC Agreement. Additional members are required to hold their shares for at least one year before redemptions will be permitted.

     Per Share Data

     Net loss and distributions per share are based upon the weighted average number of additional member shares outstanding during the year.

     Income Taxes

     The LLC is taxed as a partnership for Federal and state income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual members rather than the LLC. The LLC's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


(2)    Summary of Significant Accounting Policies - continued

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The LLC does not expect the adoption of SFAS 154 to have an impact on its financial position or results of operations.

     The Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Reclassification

     Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

(3)    Joint Ventures

     The LLC and certain of its affiliates, entities also managed by the Manager, formed the five joint ventures, discussed below, for the purpose of acquiring and managing various leased equipment. The LLC and these affiliates have substantially identical investment objectives and participate on identical terms and conditions. The LLC and the other joint venture participants have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the equipment or joint venture.

     The joint venture described below is majority owned and consolidated with the LLC.

     ICON GeicJV

     On April 30, 2004, the LLC along with ICON Income Fund Nine, LLC ("Fund Nine") formed a joint venture, ICON GeicJV LLC, for the purpose of purchasing information technology equipment subject to a three year lease with Government Employees Insurance Company. The expiration date of the lease is March 31, 2007. Fixed rentals are approximately $154,000 a month. The LLC paid $4,330,626, in cash for its 74% ownership interest in the joint venture.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


(3)    Joint Ventures - continued

     The four joint ventures described below are minority owned and accounted for under the equity method.

     ICON Global Crossing, LLC

     On November 17, 2005, the LLC along with ICON Leasing Fund Eleven, LLC ("Fund Eleven"), and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Global Crossing, LLC, with ownership interests of 44%, 44% and 12%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. The equipment, once purchased, will be subject to a forty-eight month lease, beginning January 1, 2006, with Global Crossing Telecommunications, Inc. ("Global Crossing"). Global Crossing is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers. The LLC made a cash contribution to ICON Global Crossing, LLC of approximately $7,670,000, which at December 31, 2005 was being held in an escrow account pending the equipment purchase.

     ICON EAM, LLC

     On November 9, 2005, the LLC and Fund Eleven formed ICON EAM, LLC, each with a 50% ownership interest, to purchase industrial gas meters and accompanying data gathering equipment, which will be subject to a lease with EAM Assets Ltd., expiring in 2013. EAM Assets Ltd. is a meter asset manager that is responsible for maintaining industrial gas meters in the United Kingdom. The LLC made a cash contribution to ICON EAM, LLC of approximately $5,618,000, which at December 31, 2005 was being held in an escrow account pending the equipment purchase.

     ICON AEROTV, LLC

     On December 22, 2005, the LLC and Fund Eleven formed ICON AEROTV, LLC, each with a 50% ownership interest, to purchase digital audio/visual entertainment systems which will be subject to a lease with AeroTV Ltd. expiring in 2008. AeroTV Ltd., which is based in the United Kingdom, is a provider of on board digital audio/visual systems for airlines, rail and coach operators. The LLC made a cash contribution to ICON AEROTV, LLC of approximately $2,786,000, which at December 31, 2005 was being held in an escrow account pending the equipment purchase.

     ICON Aircraft 46837, LLC

     On March 31, 2004, the LLC and Fund Eight A formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 36 months. The LLC initially acquired a 71.4% ownership interest in this joint venture for a total of $2,466,226 in cash. The aircraft is subject to non-recourse debt which accrues interest at 4.0% per annum and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx. Legal and bank fees of $238,621 were also paid and capitalized as part of the cost of the aircraft.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(3)    Joint Ventures - continued

     In connection with the formation of the joint venture, Fund Eight A acquired an option from the LLC for $10,000 to acquire an additional 61.4% ownership interest in ICON Aircraft 46837 from the LLC. Effective July 1, 2004, Fund Eight A exercised its option and the LLC sold a 61.4% interest in ICON Aircraft 46837 to Fund Eight A. The exercise price received by the LLC was $2,296,879. There was no gain or loss recognized by the LLC on this transaction. As a result of the sale, effective July 1, 2004, the LLC began accounting for its remaining minority interest of 10% using the equity method of accounting.

(4)    Investments in Operating Leases

     Investments in operating leases consist of the following at December 31:

                                          2005             2004
                                         -----             ----
 Container vessels                   $ 107,219,708      $71,510,238
 Digital mini-labs                       9,098,024        9,098,024
 Information technology equipment        6,162,472        5,852,197
 Phone systems                           4,193,186        2,993,901
 Refrigeration equipment                 1,309,952        1,309,952
 Aircraft rotables                               -        2,880,000
 Manufacturing equipment                   894,047                -
 Bedside entertainment and
      communication terminals            9,844,544                -
                                     -------------      -----------
                                       138,721,933       93,644,312

 Less: accumulated depreciation        (25,710,754)      (7,097,993)
                                     -------------      -----------

                                     $ 113,011,179      $86,546,319
                                     =============      ===========


     On March 1, 2005, the LLC acquired from The CIT Group/Equipment Financing, Inc. a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The monthly base rental payment is $23,115. The lease term has approximately 48 months remaining and expires in December 2009. The purchase price of this equipment was approximately $1,174,000 in cash, inclusive of legal costs.

     During January 2005, the LLC purchased a container vessel from ZIM Israel Navigation Co., Ltd., an Israeli entity ("ZIM"), the ZIM Italia (the "Italia Vessel"), which is subject to a five year bareboat charter. The monthly rental payment is $488,000 for a five-year period, starting January 13, 2005, with two one-year extension periods. The purchase price for the Italia Vessel was $35,350,000, comprised of (i) approximately $9,200,000 in cash, which was held in escrow at December 31, 2004, and (ii) approximately $26,150,000 of non-recourse debt. The non-recourse debt has a five year term and bears interest at a variable interest rate of LIBOR plus 1.50% per year. The LLC arranged for the acquisition financing with Fortis Capital Corp. The lender has a security interest in the Italia Vessel and an assignment of the rental payments under the lease with ZIM. Bank fees, legal fees and other expenses of $359,470 were also paid and capitalized as part of the acquisition cost of the Italia Vessel. The Italia Vessel is owned by ICON Containership III, LLC, a wholly-owned subsidiary of the LLC.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(4)    Investments in Operating Leases - continued

     On December 30, 2004,  the LLC entered into an  Assignment  Agreement  with
Varilease Finance Group, Inc., an unrelated third party, to purchase four Proserv Cranes (the "Cranes") subject to lease with WPS, Inc. The purchase price of the Cranes was $894,047 in cash, of which $251,589 was included in escrow deposits at December 31, 2004. This transaction was completed in February 2005. The lease commenced on April 1, 2005 and has a lease term of 48 months with monthly rental payments of $21,757.

     On June 30, 2005, the LLC executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the "Lease") with Premier Telecom Contracts Limited ("Premier") in connection with the LLC's intended purchase of approximately 5,000 bedside entertainment and communication terminals. On March 8, 2006, an amendment to the Lease was entered into to increase the maximum aggregate equipment purchase to approximately $13,900,000 ((pound sterling)8,077,685), inclusive of legal fees. The equipment will be installed in several National Health Service hospitals in the United Kingdom. Premier is one of four companies in the United Kingdom to receive the right to install and operate the equipment in the hospitals, and anticipates it will have the exclusive right to install and operate the equipment in fifteen hospitals by December 2006. The base term of the lease, which commenced January 1, 2006, will be for seven years at approximately $250,000 per month. At December 31, 2005, the LLC had purchased approximately $9,845,000 ((pound sterling)5,721,000) of equipment, inclusive of legal fees, and anticipates purchasing an additional $4,078,625 ((pound sterling)2,370,206) of equipment during the spring of 2006. At December 31, 2005, $2,283,886 ((pound sterling)1,327,231) was being held in escrow for future purchases. The LLC had advanced $5,862,843 which was held in escrow at December 31, 2004.

     On December 31, 2004, the LLC acquired from Imaging Financial Services, Inc., an affiliate of G.E. Capital Corp., 101 Noritsu QSS 3011 digital mini-labs subject to three separate leases with Rite Aid Corporation. The monthly base rental payments for the three leases total $241,451. The lease terms have approximately 23, 24, and 33 months remaining. The purchase price of this equipment was approximately $9,100,000 in cash, inclusive of legal costs.

     On December 30, 2004, the LLC acquired from The CIT Group/Equipment Financing, Inc. a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The monthly base rental payment is $63,940. The lease term has approximately 36 months remaining and expires in December 2008. The purchase price of this equipment was approximately $2,990,000 in cash, inclusive of legal costs.

     During July 2004, the LLC purchased Hussman refrigeration equipment which is on lease to P.W. Supermarkets, Inc. Commencing on August 6, 2004, the monthly rental payment is $44,411 for the first two years and $20,839 for the final year, with an option to extend the lease for one additional year at the base rental of approximately $20,000. The purchase price of this equipment was approximately $1,310,000 in cash.

     As discussed in Note 3, during April 2004, the LLC acquired a 74% interest in information technology equipment consisting of Sun servers, HP servers, Dell desktop computers, and Panasonic laptop computers, which are subject to a three year lease with Government Employees Insurance Company ("GEICO"). The expiration date of the lease is March 31, 2007.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(4)    Investments in Operating Leases - continued

     During June 2004, the LLC acquired two shipping container vessels (the "Vessels") from ZIM. The LLC simultaneously entered into bareboat charter agreements with ZIM for the use of the Vessels. The monthly rental payment is $488,000 per vessel for a five-year period, starting June 24, 2004, with two one-year extension periods. The purchase price of the Vessels was $70,700,000 which was funded with cash of $18,400,000 and the assumption of non-recourse debt of $52,300,000. The non-recourse debt is cross collaterized, has a five year term and bears interest at a variable interest rate of LIBOR plus 1.50% per year. The LLC arranged for the acquisition financing with Fortis Capital Corp. The lender has a security interest in the Vessels and an assignment of the rental payments under the leases with ZIM. Bank fees, legal fees and other expenses of $810,238 were also paid and capitalized as part of the acquisition cost of the Vessels. The Vessels are owned by two wholly-owned subsidiaries of the LLC, ICON Containership I, LLC and ICON Containership II, LLC.

     At December 31, 2005, the LLC recorded an impairment loss of approximately $97,900 on its Boeing 767 aircraft rotables due to a third party sale during March 2006 which indicates that the fair market value of these aircraft rotables is less than net book value.

     Aggregate minimum future rentals receivable from each of the LLC's non-cancelable leases discussed above consist of the following at December 31, 2005:

    Year Ending
   December 31,
   ------------
       2006            $24,025,000
       2007            $22,178,000
       2008            $18,897,000
       2009            $11,079,000

(5)    Investment in Unguaranteed Residual Values

     On February 28, 2005, the LLC acquired from Summit Asset Management Limited ("SAM"), an unrelated third party, a 75% interest in the unguaranteed residual values of a portfolio of leases currently in effect and performing with various lessees in the United Kingdom. The LLC does not have an ownership interest in the equipment until the expiration of the initial term of the leases, as defined. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers and the leases all expire in less than four years. The purchase price was approximately $2,843,000 in cash of which $$2,655,682 was included in escrow deposits at December 31, 2004.

     Under the terms of a participation agreement with SAM, the LLC will receive 75% of residual proceeds. Residual proceeds are defined as either lease renewals or sales proceeds, as the equipment comes off lease, less remarketing fees payable to SAM. Additionally, the participation agreement allows SAM to act as the LLC's agent and remarket the leased equipment for sale or lease. For this service SAM receives commissions on transaction and realization proceeds, as defined in the participation agreement. For the year ended December 31, 2005, the LLC paid SAM approximately $33,000 in commissions and realization proceeds, which are included in general and administrative expenses in the accompanying consolidated statement of operations.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(5)    Investment in Unguaranteed Residual Values - continued

     During the year ended December 31, 2005, SAM renewed approximately $310,000 of the initial cost of the investment with terms expiring through October 2006. As a result, the LLC reclassified this amount to investments in operating leases at December 31, 2005. For the year ended December 31, 2005, the LLC recorded approximately $102,000 of depreciation expense relating to these assets.

(6)    Notes Payable - Non-Recourse

     Notes payable are comprised solely of the non-recourse debt incurred in connection with the acquisition of three containership vessels purchased from ZIM. The first two vessels, ZIM Canada and ZIM Korea, were acquired during 2004 and the related non-recourse debt matures in July 2009. The third vessel, ZIM Italia, was acquired during January 2005 and the non-recourse debt matures in January 2010. All of the non-recourse debt accrues interest at the London InterBank Offered Rate plus 1.50% per annum. The lender has a security interest in the three vessels and an assignment of the rental payments under the leases with ZIM. The outstanding balance of the notes payable at December 31, 2005 is $60,474,288.

     Simultaneously with the acquisitions of the three vessels, the LLC entered into interest rate swap contracts with Fortis Bank in order to fix the variable interest rate on the non-recourse debt and minimize the LLC's risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 5.36% per annum for the ZIM Canada and ZIM Korea debt and 5.35% per annum for the ZIM Italia debt. The LLC accounts for its swap contracts in accordance with SFAS 133, as amended, and recorded the swap contracts at their estimated fair value at December 31, 2005 and recognized the periodic change in their fair value as other comprehensive income.

     The aggregate maturities of notes payable - non recourse consist of the following at December 31, 2005:


   Year Ending
   December 31,
   ------------
       2006              $  14,704,598
       2007                 15,511,913
       2008                 16,363,552
       2009                 12,722,892
       2010                  1,171,333
                         -------------

                         $  60,474,288
                         =============


(7)    Transactions with Related Parties

     The LLC has entered into certain agreements with its Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to these parties. ICON Securities Corp. was entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the additional members.

     In accordance with the terms of these agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures,
(ii) prepaid service fees of 6.5% based upon the gross proceeds from the sale of shares to additional members, and (iii) organization and offering expenses, ranging from 1.5% to 3.5%, from the gross proceeds from the sale of shares to additional members, as defined in the agreement. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(7)    Transactions with Related Parties - continued

     The total compensation that the Manager and ICON Securities Corp. may earn, not including management fees and administrative expense reimbursements, is limited to 12% of gross offering proceeds up to the first $37,500,000 raised, 11% of gross offering proceeds from $37,500,001 to $75,000,000 and 10% of gross offering proceeds from $75,000,001 to $150,000,000.

     Management fees relate to certain services relating to the management of our equipment leasing activities performed by the Manager. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Administrative expense reimbursements are costs incurred by the Manager and are necessary to the LLC's operations. These costs include the Manager's legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC. Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid distributions to the Manager of $121,233, $47,159 and $2,759 for the years ended December 31, 2005 and 2004 and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003, respectively. Additionally, the Manager's interest in the LLC's net loss was $49,447, $31,839 and $1,333 for the years ended December 31, 2005 and 2004 and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2005 and 2004 and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003, were as follows:

                                                 2005               2004             2003
                                                 ----               -----            ----
 Prepaid service fees (1)                     $  2,666,122      $ 5,537,523     $  1,545,981
 Organization and offering fees (2)                615,259        1,927,201          832,451
 Underwriting commissions (2)                      820,345        1,703,853          475,687
 Management fees (3)                             1,624,238          644,184           18,391
 Administrative expense reimbursements (3)         906,570        1,216,345            7,357
                                             -------------      -----------     ------------

                                             $   6,632,534      $11,029,106      $ 2,879,867
                                             ============       ===========     ============

(1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2)  Charged directly to members' equity.
(3)  Charged directly to operations.


     The LLC had a net receivable of $12,019 due from the Manager and affiliates at December 31, 2005, which consisted of $29,500 due from the LLC's Manager for costs associated with the offering and $17,481 due to the Manager for administrative expense reimbursements accrued and unpaid at December 31, 2005. The LLC's Manager repaid the $29,500 during March 2006.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


(7)    Transactions with Related Parties - continued

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

(8) Other Comprehensive Income (Loss)

     For the years ended December 31, 2005 and 2004 and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003, other comprehensive loss consists of the following:


                                                    2005               2004             2003
                                                   -----              -----             ----
 Net loss                                       $  (4,944,700)     $(3,183,857)    $   (133,271)

 Other comprehensive income (loss):
      Change in valuation of interest rate
         swap contracts                             1,301,596         (303,619)              -
      Foreign currency translation adjustment      (1,020,171)               -               -
                                                -------------      -----------     ------------

 Comprehensive loss                             $  (4,663,275)     $(3,487,476)    $   (133,271)
                                                =============      ============    ============


(9)    Revolving Loan Facility

     On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P., Fund Nine, and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the "Lender"). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7.5% at December 31, 2005). In accordance with the Loan Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     In accordance with the terms and conditions of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2005. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


(9)    Revolving Loan Facility - continued

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Loan Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $909,185 at December 31, 2005, which satisfies the Lenders cash reserve requirement for all the Borrowers.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility.

     Aggregate borrowings by all Borrowers under the Facility amounted to $4,545,927 at December 31, 2005. The LLC currently has no borrowings under the Facility.

(10)   Fair Value of Financial Instruments

     The recorded amounts of the LLC's cash and cash equivalents and escrow deposits at December 31, 2005 and 2004 approximate fair value based upon the short term maturity of these instruments. The LLC's non-recourse debt consists of variable rate debt and approximates fair value as variable interest rates approximate market rates. The fair value of the interest rate swap contracts are based upon independent valuations. Swap contracts are recorded on the balance sheet at fair value at December 31, 2005.

(11)   Concentrations

     The LLC's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk.

     For the year ended December 31, 2005, the LLC had two lessees that accounted for approximately 82% of rental income. ZIM accounted for approximately 71% of the total. For the year ended December 31, 2004, the LLC had four lessees that accounted for approximately 98% of rental income. ZIM accounted for approximately 59% of the total. For the period from August 22, 2003 (Commencement of Operations) to December 31, 2003, the LLC had one lessee that accounted for 100% of rental income.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(12)   Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection with these agreements remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

(13) Income Taxes (Unaudited)

     At December 31, 2005 and 2004, the members' equity included in the consolidated financial statements totaled $105,449,404 and $86,604,433, respectively. The members' capital for Federal income tax purposes at December 31, 2005 and 2004 totaled $137,342,683 and $104,505,233, respectively. The difference arises primarily from sales and offering expense reported as a reduction in the additional member's capital accounts for financial reporting purposes but not for Federal income tax reporting purposes and differences in depreciation and amortization between financial reporting purposes and Federal income tax purposes.

     The following table reconciles net loss for financial statement reporting purposes to the net income for Federal income tax purposes for the years ended December 31, 2005 and 2004 and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003, as follows:



                                                              2005             2004             2003
                                                              -----            ----             ----
 Net loss per consolidated financial statements          $  (4,944,700)     $(3,183,857)    $   (133,271)

        Depreciation and amortization                        9,856,652        2,134,797          293,421
        Deferred rental income                                 501,510          880,328               -
        Gain on sale of equipment                              (21,459)          10,317               -
        Other items                                            (36,920)         620,965               -
                                                         -------------      -----------     ------------

 Net income for Federal income tax purposes              $   5,355,083      $   462,550     $    160,150
                                                          ============      ===========     ============

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(14) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2005 and 2004:



                                                                     Quarters Ended in 2005
                                                                     ----------------------
                                                  March 31,         June 30,       September 30,    December 31,
                                                  ---------         --------       ------------     ------------
 Revenue                                         $  5,750,797      $ 6,216,847     $  6,442,827   $    6,592,634
                                                 ============      ===========     ============   =============
 Net loss allocable to additional members        $ (1,432,379)     $(1,321,471)    $   (897,068)  $   (1,244,335)
                                                 ============      ===========     ============   ==============
 Net loss per weighted average
      additional members share                   $     (11.44)     $     (8.85)    $      (6.01)  $        (8.34)
                                                 ============      ===========     ============   ==============


                                                                     Quarters Ended in 2004
                                                                     ----------------------
                                                  March 31,         June 30,       September 30,    December 31,
                                                  ---------         --------       -------------    ------------
 Revenue                                         $    275,871      $ 2,527,180     $   3,739,687  $   3,777,668
                                                 ============      ===========     ============   =============
 Net loss allocable to additional members        $   (460,056)     $  (651,069)    $   (999,697)  $   (1,041,196)
                                                 ============      ===========     ============   ==============
 Net loss per weighted average
      additional members share                   $     (14.79)     $    (13.75)    $     (14.21)  $       (9.02)
                                                 ============      ===========     ============   ==============


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2005, we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9a. Controls and Procedures

         Evaluation of disclosure controls and procedures

     In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2005, as well as the financial statements and Annual Reports on Form 10-K for the year ended December 31, 2005 for our Manager and our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were effective.

     While evaluating our Manager's disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004. Accordingly, our Manager hired two additional accounting staff members during 2005 who are certified public accountants and experienced with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager's opinion, to ensure the adequacy of our Manager's disclosure controls and procedures.

     In designing and evaluating our Manager's disclosure controls and procedures, our Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our Manager's disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9b. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's Manager

     Our Manager, ICON Capital Corp., a Connecticut corporation, was formed in 1985. The Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of our Manager have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     Our Manager is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the Manager offers a broad range of equipment leasing services.

     Our Manager performs certain services relating to the management of our equipment. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

         Our Manager's Officers and Directors are:



           Name          Age             Position
           -----         ----           --------
 Beaufort J. B. Clarke    59       Chairman, Chief Executive Officer and Director
 Paul B. Weiss            45       President and Director
 Thomas W. Martin         52       Chief Operating Officer, Chief Financial Officer and
                                   Director

     Beaufort J. B. Clarke has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until
December  31,  1998.  Prior to his present  positions,  Mr.  Clarke was founder,
President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received his B.A. from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss has a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, has been our Chief Operating Officer since February 2006 and has been our Chief Financial Officer and Director (and Director, President and Treasurer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

         Code of Ethics

     Our Manager, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our Manager. Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2005 and 2004 and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003.


         Entity                 Capacity               Description                  2005           2004        2003
         -------               ---------             ------------                   -----          ----        ----
 ICON Capital Corp.      Manager                   Organization and
                                                      offering expenses        $    615,259   $   1,927,201   $  832,451
                                                                               ============   =============   ==========
 ICON Securities Corp.   Managing broker-dealer    Underwriting fees           $    820,345   $   1,703,853   $  475,687
                                                                               ============   =============   ==========
 ICON Capital Corp.      Manager                   Prepaid service fees        $  2,666,122   $   5,537,523   $1,545,981
                                                                               ============   =============   ==========
 ICON Capital Corp.      Manager                   Management fees             $  1,624,238   $     644,184   $   18,391
                                                                               ============   =============   ==========
 ICON Capital Corp.      Manager                   Administrative fees         $    906,570   $   1,216,345   $    7,357
                                                                               ============   =============   ==========


     Our Manager also has a 1% interest in our profits, losses and distributions. We paid distributions to our Manager of $121,233, $47,159 and $2,759, respectively, for the years ended December 31, 2005 and 2004 and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003. Additionally, our Manager's interest in our net loss was $49,447, $31,839 and $1,333, respectively, for the years ended December 31, 2005 and 2004 and for the period from August 22, 2003 (Commencement of Operations) through December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

     (a) We are a limited liability company and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 15, 2006, Directors and Officers of our Manager do not own any of our equity securities.

     (c) The Manager owns our equity securities, as follows; a Manager Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. The Manager owns 100% of our Manager Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 3 and 7 to our financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accountant Fees and Services

     During the years ended December 31, 2005 and 2004 our auditors provided audit services relating to our Annual Report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                   2005          2004
                                   -----         ----
 Audit fees                      $ 80,250       $65,369
 Audit related fees                 1,375         1,375
 Tax fee (for compliance)          26,370        13,800
                                   ------        ------

                                 $107,995       $80,544
                                 ========       =======

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

     See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

         2. Financial Statement Schedules

          Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

         3. Exhibits:

          10.1 Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (incorporated herein by reference to Exhibit 10.1 to ICON Income Fund Ten's Current Report on Form 8-K, dated August 31, 2005).

         31.1 Rule 13a-14(a)/15d-14(a) certifications.

         31.2 Rule 13a-14(a)/15d-14(a) certifications.

         32.1 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Ten, LLC File No. 333-103503 (Registrant) by its Manager, ICON Capital Corp.

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Date: March 31, 2006

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2006

/s/ Paul B. Weiss
Paul B. Weiss
President and Director

Date: March 31, 2006

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

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

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  March 31, 2006

/s/ Beaufort J.B. Clarke
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

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

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: March 31, 2006

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the Manager of the Registrant in connection with the Annual Report of ICON Income Fund Ten, LLC (the "LLC") on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC.


Dated:   March 31, 2006

 /s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Exhibit 32.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer) of ICON Capital Corp., the Manager of the Registrant in connection with the Annual Report of ICON Income Fund Ten, LLC (the "LLC") on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC.


Dated: March 31, 2006

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC