Form 10-Q
period 2006-03-31
ICON INCOME FUND TEN LLC
filed 2006-05-16
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarter ended   March 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


Commission File Number                         000-50654
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

Number of outstanding limited liability company shares of the registrant on May 1, 2006 is 148,907.

                            ICON Income Fund Ten, LLC
                                Table of Contents



PART I - FINANCIAL INFORMATION                                                    Page


     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2006 (Unaudited)
           and December 31, 2005                                                    1

         Condensed Consolidated Statements of Operations for the three months
           ended March 31, 2006 and 2005 (Unaudited)                                3

         Condensed Consolidated Statement of Changes in Members' Equity for the
           the three Months ended March 31, 2006 (Unaudited)                        4

         Condensed Consolidated Statements of Cash Flows for the three months
           ended March 31, 2006 and 2005 (Unaudited)                                5

         Notes to Condensed Consolidated Financial Statements (Unaudited)           7

     Item 2. Manager's Discussion and Analysis of Financial Condition and
              Results of Operations                                                14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk            19

     Item 4. Controls and Procedures                                               20

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                     20

     Item 1A.  Risk Factors                                                        20

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

     Item 3.  Defaults Upon Senior Securities                                      21

     Item 4.  Submission of Matters to a Vote of Security Holders                  21

     Item 5.  Other Information                                                    21

     Item 6.  Exhibits                                                             22

Signatures                                                                         23


                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets


                                     ASSETS


                                                 (Unaudited)
                                                  March 31,        December 31,
                                                    2006              2005
                                                 ------------     ------------

 Cash and cash equivalents                       $ 23,595,881     $ 24,178,852
                                                 ------------     ------------

 Investments in operating leases:
      Equipment, at cost                          141,020,408      138,721,933
      Accumulated depreciation                    (31,024,836)     (25,710,754)
                                                 ------------     ------------

      Net investments in operating leases         109,995,572      113,011,179
                                                 ------------     ------------

 Escrow deposits                                    1,464,000        3,747,886
 Equipment held for sale or lease, net                458,428        2,323,428
 Prepaid service fees, net                          3,324,701        4,292,093
 Investment in unguaranteed residual values         2,375,335        2,506,935
 Interest rate swap contracts                       1,210,892          997,977
 Due from Manager and affiliates                        2,610           12,019
 Investments in joint ventures                     17,632,747       16,194,641
 Other assets, net                                  2,030,900        1,921,084
                                                 ------------     ------------

         Total assets                            $162,091,066     $169,186,094
                                                 ============     ============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets


                         LIABILITIES AND MEMBERS' EQUITY


                                                 (Unaudited)
                                                   March 31,       December 31,
                                                    2006              2005
                                                 -------------    ------------

 Notes payable - non-recourse                    $ 56,871,490     $ 60,474,288
 Security deposits and other liabilities              515,682        1,202,270
 Deferred rental income                             1,257,356        1,299,510
 Due to Manager and affiliates                        186,321               -
 Minority interest                                    651,034          760,622
                                                 ------------     ------------

      Total liabilities                            59,481,883       63,736,690
                                                 ------------     ------------

 Commitments and Contingencies

 Members' equity:
    Manager (one share outstanding,
      $1,000 per share original issue price)         (295,551)        (252,770)
    Additional Members (148,974 and 149,174
      shares outstanding, $1,000 per share
       original issue price)                      101,323,727      105,724,368
    Accumulated other comprehensive income (loss)   1,581,007          (22,194)
                                                 ------------     ------------

    Total members' equity                         102,609,183      105,449,404
                                                 ------------     -----------

    Total liabilities and members' equity        $162,091,066     $169,186,094
                                                 ============     ============

See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)


                                                     2006            2005
                                                 ------------     ------------
 Revenue:
      Rental income                              $  6,551,901     $  5,730,336
      Income from investment in joint ventures        276,230           20,461
      Net gain on sales of equipment                    2,726                -
      Gain on foreign currency transactions            26,713                -
      Interest and other income                       160,611                 -
                                                 ------------     ------------

         Total revenue                              7,018,181        5,750,797
                                                 ------------     ------------

 Expenses:
      Depreciation and amortization                 6,302,786        5,458,448
      Interest                                        834,202          955,194
      Management fees - Manager                       447,837          299,690
      Administrative expense reimbursements
         - Manager                                    287,331          357,677
      General and administrative                      174,836          115,541
      Minority interest                                11,094           11,094
                                                 ------------     ------------

         Total expenses                             8,058,086        7,197,644
                                                 ------------     ------------

 Net loss                                        $ (1,039,905)    $ (1,446,847)
                                                 ============     ============

 Net loss allocable to:
      Additional Members                         $ (1,029,506)    $ (1,432,379)
      Manager                                         (10,399)         (14,468)
                                                 ------------     ------------

                                                 $ (1,039,905)    $ (1,446,847)
                                                 ============     ============

 Weighted average number of additional
      members shares outstanding                      149,065          125,247
                                                 ============     ============

 Net loss per weighted average
      additional members share                   $      (6.91)    $     (11.44)
                                                 ============     ============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
         Condensed Consolidated Statement of Changes in Members' Equity
                        Three Months Ended March 31, 2006
                                   (Unaudited)



                                                                                           Accumulated
                                                                                              Other             Total
                                           Additional      Additional                     Comprehensive         Members'
                                          Member Shares      Members         Manager      Income (Loss)         Equity
                                          -------------   ------------     ----------     ------------       ------------

 Balance at January 1, 2006                     149,174   $105,724,368     $ (252,770)    $    (22,194)      $105,449,404

 Additional member shares redeemed                 (200)      (165,527)           -                  -           (165,527)
 Cash distributions to members                       -      (3,205,608)       (32,382)               -         (3,237,990)
 Change in valuation of interest rate
      swap contracts                                 -              -              -           212,915            212,915
 Change in valuation of warrants held
      by investee                                    -              -              -         1,187,520          1,187,520
 Foreign currency translation adjustment             -              -              -           202,766            202,766

 Net loss                                            -      (1,029,506)       (10,399)               -         (1,039,905)
                                          -------------   ------------     ----------     ------------       ------------

 Balance, March 31, 2006                        148,974   $101,323,727     $ (295,551)    $  1,581,007       $102,609,183
                                          =============   ============     ==========     ============       ============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)




 Increase (decrease) in cash and cash equivalents                            2006           2005
                                                                          -----------    -----------


Cash flows from operating activities:
   Net loss                                                               $(1,039,905)   $(1,446,847)
      Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Rental income paid directly to lenders by lessees             (4,392,000)    (4,180,533)
            Income from investment in joint ventures                        (276,230)       (20,461)
            Net gain on sales of equipment                                    (2,726)            -
            Gain on foreign currency transactions                            (26,713)            -
            Depreciation and amortization                                  6,302,786      5,458,448
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                         834,202        956,694
            Minority interest                                                 11,094         11,094
         Changes in operating assets and liabilities:
            Due from/to Manager and affiliates, net                          195,730        236,735
            Other assets                                                     (75,989)       (49,550)
            Security deposits and other liabilities                         (996,532)       (45,021)
            Deferred rental income                                           (42,154)        24,078
                                                                         -----------    -----------

 Net cash provided by operating activities                                   491,563        944,637
                                                                         -----------    -----------

 Cash flows from investing activities:
      Investments in lease assets, net of security deposits assumed         (253,853)    (2,167,116)
      Proceeds from sales of equipment and investments in unguaranteed
       residual values                                                     1,955,354             -
      Distributions received from joint ventures                             135,079             -
      Distributions paid to minority interest holders in joint ventres      (120,682)      (119,540)
      Minority interest contribution in joint venture                        (35,056)            -
      Cash transferred out of escrow account                                 733,792             -
      Due from Manager and affiliates, net                                         -        571,948
      Prepaid service fees paid                                                    -     (2,590,411)
                                                                         -----------    -----------

 Net cash provided by (used in) investing activities                       2,414,634     (4,305,119)
                                                                         -----------    -----------

 Cash flows from financing activities:
      Cash received from issuance of additional members shares,
         net of sales and offering expenses paid                                   -     35,269,447
      Due to Manager and affiliates, net                                           -        377,117
      Cash distributions paid to members                                  (3,237,990)    (2,473,696)
      Cash paid for additional member shares redeemed                       (165,527)      (216,821)
      Additional member refunds paid                                               -        100,000
                                                                         -----------    -----------

 Net cash (used in) provided by financing activities                      (3,403,517)    33,056,047
                                                                         -----------    -----------

 Effects of exchange rates on cash and cash equivalents                      (85,621)            -
                                                                         -----------    -----------

 Net (decrease) increase in cash and cash equivalents                       (582,971)    29,695,565
 Cash and cash equivalents, beginning of the period                       24,178,852     25,006,190
                                                                         -----------    -----------

 Cash and cash equivalents, end of the period                            $23,595,881    $54,701,755
                                                                         ===========    ===========



See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                         2006           2005
                                                                                      ----------     -----------

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                          $       -      $        -
                                                                                      ==========     ===========

 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased through non-recourse debt               $       -      $26,150,000
                                                                                      ==========     ===========
      Principal and interest paid on non-recourse notes payable
         directly to lenders by lessees                                               $4,437,000     $ 4,180,533
                                                                                      ==========     ===========

      Transfer from escrow deposits to investments in lease assets                    $1,599,797     $        -
                                                                                      ==========     ===========
      Transfer from investments in unguaranteed residual values to
         investments in lease assets                                                  $   48,286     $        -
                                                                                      ==========     ===========


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Income Fund Ten, LLC (the "LLC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.In the opinion of the Manager, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC's 2005 Annual Report on Form 10-K.The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the
LLC  and  its  majority  owned  subsidiaries.   All  intercompany  accounts  and
transactions have been eliminated in consolidation.

     The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting.In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC's original investments are recorded at cost and reduced for distributions.All of the LLC's investments in joint ventures are subject to its impairment review policies.

     In joint ventures where the LLC's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of its equity in the joint venture.The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2)    Organization

     The LLC was formed on January 2, 2003 as a Delaware limited liability company.The LLC is engaged in one business segment, the business of acquiring equipment subject to lease.The LLC will continue until December 31, 2023, unless terminated sooner.

     The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut corporation.The Manager manages and controls the LLC's business affairs, including, but not limited to, the equipment leases and financing transactions under the terms of the limited liability company agreement with the LLC (the "LLC Agreement").Additionally, the Manager has a 1% ownership interest in the LLC.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(2)    Organization - continued

     The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease.After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from the LLC's initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." The LLC anticipates purchasing equipment from time to time for approximately the next four years.This time frame is called the "operating period," which the Manager may extend, at its discretion, up to an additional three years. After the operating period, the LLC will then sell its assets in the ordinary course of business during a time frame called the "liquidation period."

     Members' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account.After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three months ended March 31, 2005 to conform to the current period presentation.

(3)    Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values.Actual results could differ from those estimates.

(4)    Joint Ventures

     The three joint ventures described below are not consolidated by the LLC.

ICON Global Crossing, LLC

     On November 17, 2005, the LLC along with ICON Income Fund Eight A L.P. and ICON Leasing Fund Eleven, LLC ("Fund Eleven") formed ICON Global Crossing, LLC ("ICON Global Crossing"), with original ownership interests of 44%, 12% and 44%, respectively.The total capital contributions made to ICON Global Crossing were $17,397,940 of which the LLC's share was $7,695,494.ICON Global Crossing is purchasing state-of-the-art telecommunications equipment on lease to Global Crossing Telecommunications, Inc. ("Global Crossing").On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of $7,733,176 which changed the ownership interests to approximately 30.6%, 8.0 % and 61.4%, respectively.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(4)    Joint Ventures - continued

     During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment (including approximately $157,000 in legal fees) on lease to Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment on lease with Global Crossing.The base lease term is for 48 months beginning April 1, 2006.

ICON AEROTV, LLC

     On December 22, 2005, the LLC and Fund Eleven formed ICON AEROTV, LLC ("AEROTV LLC"), each contributed approximately $2,776,000 for a 50% ownership interest.During February 2006, AEROTV LLC purchased approximately $794,000 of equipment on lease to AeroTV Ltd. with a lease term that expires on December 31, 2007.During March 2006, AEROTV LLC purchased approximately $192,000 of additional equipment on lease to AeroTV Ltd. with a lease term that expires on June 30, 2008.AeroTV Ltd., which is based in the United Kingdom, is a provider of on board digital audio/visual systems for airlines, rail and coach operators.

ICON EAM, LLC

     On November 9, 2005, the LLC and Fund Eleven formed ICON EAM, LLC ("EAM LLC"), each contributed approximately $5,618,000 in cash for a 50% ownership interest.EAM LLC will purchase industrial gas meters and accompanying data gathering equipment, which will be subject to a lease with EAM Assets Ltd. ("Assets Ltd") which expires in 2013.Assets Ltd. is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom.At March 31, 2006 the cash contributions were held in an escrow account pending the equipment purchase.

     On March 9, 2006 in accordance with the lease agreement with Assets Ltd., the shareholders of Energy Asset Management plc, the parent company of Assets Ltd., approved the issuance of warrants to EAM LLC to acquire 7,403,051 shares of Energy Asset Management plc's, stock. On March 9, 2006 the Manager had estimated the value of the warrants to be zero since Energy Asset Management plc was privately held with no current market for its shares. Energy Asset Management plc subsequently completed a reverse-merger with a U.K. public company. The warrants are exercisable for five years after issuance, have a strike price of GBP1.50 EAM LLC has classified these warrants as available for sale securities and any unrealized gains and losses during the period are reflected in other comprehensive income which is a component of members' equity of EAM LLC. Realized gains and losses during the year are reflected in the statement of operations.At March 31, 2006, the Manager has determined, based upon The Black-Scholes Option Pricing Model that the fair value of these warrants is approximately $2,375,000. The inputs used for The Black-Sholes Option Pricing Model were as follows: strike price of GBP1.50, share price of GBP1.35, estimated holding period of two years, a volatility of 25.0% and the risk free interest rate of 5.0%.

(5)    Equipment Held for Sale or Lease, Net

     On March 1, 2006, the LLC sold a portion of the Boeing 767 aircraft rotables and received sales proceeds of $1,865,000, which was equal to the LLC's net book value of the equipment.Accordingly, no gain or loss was recorded on the sale.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(6)    Investments in Operating Leases

     Investments in operating leases consist of the following at March 31, 2006 and December 31, 2005:


                                                    March 31,      December 31,
                                                     2006             2005
                                                 ------------     -------------

 Container vessels                               $107,219,708     $107,219,708
 Digital mini-labs                                  9,098,024        9,098,024
 Information technology equipment                   6,191,061        6,162,472
 Telecommunications systems                         4,193,186        4,193,186
 Refrigeration equipment                            1,309,952        1,309,952
 Manufacturing equipment                            1,440,345          894,047
 Bedside entertainment and
       communication terminals                     11,568,132        9,844,544
                                                 ------------     ------------
                                                  141,020,408      138,721,933

 Less: accumulated depreciation                   (31,024,836)     (25,710,754)
                                                 ------------     ------------

                                                 $109,995,572     $113,011,179
                                                 ============     ============


     On January 3, 2006, ICON Premier, LLC ("Premier LLC"), a wholly owned subsidiary of the LLC, purchased approximately $1,724,000 (GBP928,172) of additional bedside entertainment and communication terminals on lease with Premier Telecom Contracts Limited.The base term of the lease, which commenced January 1, 2006, will be for seven years.At March 31, 2006, the remaining amount of cash held in escrow of approximately $734,000 (GBP414,000) was transferred to Premier LLC's operating cash account.

(7)    Investment in Unguaranteed Residual Values

     On February 28, 2005, the LLC acquired from Summit Asset Management Limited ("SAM"), an unrelated third party, a 75% interest in the unguaranteed residual values of a portfolio of leases currently in effect and performing with various lessees in the United Kingdom.The LLC does not have an ownership interest in the equipment until the expiration of the initial term of the leases, as defined in the participation agreement.The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers and the leases all expire in less than four years.The purchase price was approximately $2,843,000 in cash.

     Under the terms of a participation agreement with SAM, the LLC will receive 75% of residual proceeds.Residual proceeds are defined as either lease renewals or sales proceeds, as the equipment comes off lease, less remarketing fees payable to SAM.Additionally, the participation agreement allows SAM to act as the LLC's agent and remarket the leased equipment for sale or lease.For this service SAM receives commissions on transaction and realization proceeds, as defined in the participation agreement.For the three months ended March 31, 2006, the LLC paid SAM approximately $6,000 in commissions and realization proceeds, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(7)    Investment in Unguaranteed Residual Values - continued

     During the quarter ended March 31, 2006, SAM renewed approximately $48,300 of the initial cost of the investment and SAM sold approximately $19,700 of these leases.As a result, the LLC reclassified approximately $338,600 to investments in operating leases at March 31, 2006.For the three months ended March 31, 2006, the LLC recorded approximately $91,000 of depreciation expense relating to these assets.The lease terms expire at various dates through October 2006.

(8)    Revolving Loan Facility

     On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager),ICON Income Fund Eight B L.P.,ICON Income Fund Nine, LLC, and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender").The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by certain collateral of the Borrowers, as defined in the Agreement.Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.

     In accordance with the terms and conditions of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant.The Borrowers are in compliance with these covenants at March 31, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time.These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrowers and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances.Fund Eleven has established an interest bearing cash account with the Lender totaling $1,313,185 at March 31, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At March 31, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $6,565,927, of which the LLC currently has no amount outstanding under the Facility.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(9)    Other Comprehensive Loss

           Other comprehensive loss consists of the following:

                                                       Three Months Ended
                                                            March 31,
                                                 -----------------------------
                                                      2006            2005
                                                 ------------     ------------
 Net loss                                        $ (1,039,905)    $ (1,446,847)

 Other comprehensive income (loss):
   Change in valuation of interest rate
      swap contracts                                  212,915          967,368
   Change in valuation of warrants
      held by investee                              1,187,520               -
   Foreign currency translation adjustment            202,766               -
                                                 ------------     ------------


 Comprehensive income (loss)                     $    563,296     $   (479,479)
                                                 ============     ============

(10)    Transactions with Related Parties

     The LLC has entered into certain agreements with its Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to these parties.ICON Securities Corp. was entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the additional members.

     In accordance with the terms of these agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures,
(ii) prepaid service fees of 6.5% based upon the gross proceeds from the sale of shares to additional members, and (iii) organization and offering expenses, ranging from 1.5% to 3.5%, from the gross proceeds from the sale of shares to additional members, as defined in the agreement.In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations.

     The total compensation that the Manager and ICON Securities Corp. may earn, not including management fees and administrative expense reimbursements, is limited to 12% of gross offering proceeds up to the first $37,500,000 raised, 11% of gross offering proceeds from $37,500,001 to $75,000,000 and 10% of gross offering proceeds from $75,000,001 to $150,000,000.

     The Manager performs certain services relating to the management of our equipment leasing activities.Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Administrative expense reimbursements are costs incurred by the Manager and necessary to the LLC's operations.These costs include the Manager's legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


(10)    Transactions with Related Parties - continued

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid distributions to the Manager of $32,382 for the three months ended March 31, 2006.Additionally, the Manager's interest in the LLC's net loss for the three months ended March 31, 2006 and 2005 was $10,399 and $14,468, respectively.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three months ended March 31, 2006 and 2005, were as follows:

                                                    2006            2005
                                                 ---------      -----------
 Prepaid service fees (1)                        $       -      $ 2,590,411
 Organization and offering fees (2)                      -          597,787
 Underwriting commissions (2)                            -          797,005
 Management fees (3)                               447,837          299,690
 Administrative expense reimbursements (3)         287,331          357,677
                                                 ---------      -----------

                                                 $ 735,168      $ 4,642,570
                                                 =========      ===========

(1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2)  Charged directly to members' equity.
(3)  Charged directly to operations.

     The LLC had a payable of $186,321 due to the Manager at March 31, 2006 for administrative expense reimbursements accrued and unpaid at March 31, 2006.The LLC had a receivable of $2,610 due from ICON Global Crossing for a distribution underpayment which occurred during the quarter ended March 31, 2006.

(11)   Recent Accounting Pronouncements

     The Manager does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

     As used in this Quarterly Report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Ten, LLC and its consolidated subsidiaries.

     Forward-Looking Statements

     Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA").These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.Forward-looking statements are those that do not relate solely to historical fact.They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning.These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

     Overview

     We are an equipment leasing business formed on January 2, 2003. We began active operations on August 22, 2003.We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases.The majority of the purchase price of our other equipment leases will be financed, so these leases generate little or no current cash flow because substantially all of the rental payments received from a lessee is paid to a lender.For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We invested most of the net proceeds from our offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." We purchase equipment from time to time until five years from the date we completed our offering.This time frame is called the "operating period."After the operating period, we will begin selling our assets in the ordinary course of business during a time frame called the "liquidation period."

     At March 31, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Containership Equipment:

o We have a 100.0% interest in three container vessels, on bareboat charter lease to ZIM Israel Navigation Co. Ltd. ("ZIM"), the 1991 ZIM Korea ("ZIM Korea"), the 1990 ZIM Canada ("ZIM Canada") and the 1991 ZIM Italia ("ZIM Italia"). The ZIM Korea and the ZIM Canada have bareboat charter leases that expire during June 2009 and the ZIM Italia has a bareboat charter lease that expires during December 2009.

Information Technology Equipment:

     o We have a 74.6% interest in information technology equipment, such as Sun servers, HP servers, Dell desktop computers and Panasonic laptop computers, subject to a three year lease with Government Employees Insurance Company ("GEICO"). The expiration date of the lease is March 31, 2007.

     o We have a 75.0% interest in a portfolio of information technology equipment leases currently in effect and performing with various lessees in the United Kingdom. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The leases all expire in less than four years.

     o We have a 100.0% interest in two Mitel Networks 3340 Global Branch Office Solution Phone Systems on lease to CompUSA, Inc.The two leases expire in 2008 and 2009, respectively.

     o We have a 100.0% interest in 101 Noritsu QSS-3011 digital mini-labs on lease to the Rite Aid Corporation. The leases expire in 2007 and 2008.

     o We have a 30.6% ownership interest in ICON Global Crossing, LLC ("ICON Global Crossing"), an entity also managed by our Manager, which purchased from various vendors state-of-the-art telecommunications equipment which is then leased to Global Crossing Telecommunications, Inc.

Other Equipment:

     o We have a 100.0% interest in refrigeration equipment on lease to P.W. Supermarkets, Inc. ("PW Supermarkets").The equipment is subject to a three year lease.Prior to the lease expiration, PW Supermarkets has the option to renew the lease for an additional year.

     o    We have a  100.0%  interest  in  hospital  bedside  entertainment  and communication terminals on lease with Premier Telecom Contracts Limited ("Premier").The equipment is installed in several National Health Service hospitals in the United Kingdom.Premier is one of four companies in the United Kingdom to receive the right to install and operate the equipment in the hospitals.The base term of the lease, which commenced on January 1, 2006, will be for seven years.At March 31, 2006, we had purchased approximately $11,569,000 (GBP6,540,000) of equipment pursuant to the terms of the sales purchase agreement.We currently earn rental income on the bedside entertainment and communication terminals which are operational.

     o We have a 50.0% ownership interest in ICON AEROTV LLC, which purchases digital audio/visual entertainment systems which will then be subject to a lease with AeroTV Ltd., a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom.

     o We have a 50.0% ownership interest in ICON EAM LLC, which purchases industrial gas meters and accompanying data gathering equipment which will then be subject to lease with EAM Assets Ltd., a meter asset manager that is responsible for maintaining industrial gas meters in the United Kingdom.

Lease and Other Significant Transactions

Sale of Aircraft Rotables

     On March 1, 2006, we sold a portion of our Boeing 767 aircraft rotables and
received   proceeds   of   $1,865,000,   which  was  equal  to  their  net  book
value.Accordingly, no gain or loss was recorded on this sale.

Telecommunications Equipment

     On November 17, 2005, we along with ICON Income Fund Eight A L.P. and ICON Leasing Fund Eleven, LLC ("Fund Eleven") formed ICON Global Crossing, with ownership interests of 44%, 12% and 44%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors.On March 31, 2005, Fund Eleven made an additional capital contribution of $7,733,176 which changed the ownership interests at March 31, 2006 to 30.6%, 8.0% and 61.4%, respectively.

     During February and March 2006, ICON Global Crossing purchased, in cash, approximately $22,113,000 of equipment (including approximately $157,000 in legal fees) on lease to Global Crossing Telecommunications, Inc. ("Global Crossing") and during April 2006 purchased approximately $3,165,000, of additional equipment on lease with Global Crossing.The base lease term is for 48 months beginning April 1, 2006.

New Accounting Pronouncements

     Our Manager does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

     Results of Operations for the Three Months Ended March 31, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

     During April 2005, our offering period ended as we had raised approximately $150,000,000. We are currently in our operating period, which is anticipated to last until April 2010, but may be extended for an additional three years, at our Manager's discretion.During the operating period, we expect to acquire both income leases and growth leases.As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment leases or re-lease the equipment.We anticipate incurring both gains and losses on the sales of equipment during the operating period.Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation expense and interest expense.We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

     Revenue for the 2006 Quarter and the 2005 Quarter are summarized as follows:



                                                          Three Months Ended March 31,
                                                 ---------------------------------------------
                                                     2006             2005           Change
                                                 ------------     ------------     ----------
 Total revenue                                   $  7,018,181     $  5,750,797     $1,267,384
                                                 ============     ============     ==========

 Rental income                                   $  6,551,901     $  5,730,336     $  821,565
 Income from investment in joint ventures        $    276,230     $     20,461     $  255,769
 Net gain on sales of equipment                  $      2,726     $         -      $    2,726
 Gain on foreign currency transactions           $     26,713     $         -      $   26,713
 Interest and other income                       $    160,611     $         -      $  160,611


     Total revenue for the 2006 Quarter increased by $1,267,384, or 22.0%, as compared to the 2005 Quarter.This increase was primarily attributable to rental income from our leased equipment.In April 2005, we entered our operating period, and rental income increased accordingly as we acquired additional equipment under lease.During 2005, we purchased various items of leased equipment, such as the ZIM Italia, phone systems on lease with CompUSA, Inc., digital mini-labs on lease with Rite Aid Corporation, overhead cranes on lease with WPS and bedside entertainment terminals on lease with Premier.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:



                                                       Three Months Ended March 31, 2006
                                                 ---------------------------------------------
                                                     2006             2005           Change
                                                 ------------     ------------     ----------
 Total expenses                                  $  8,058,086     $  7,197,644     $  860,442
                                                 ============     ============     ==========

 Depreciation and amortization                   $  6,302,786     $  5,458,448     $  844,338
 Interest                                        $    834,202     $    955,194     $ (120,992)
 Management fees - Manager                       $    447,837     $    299,690     $  148,147
 Administrative expense reimbursements - Manager $    287,331     $    357,677     $  (70,346)
 General and administrative                      $    174,836     $    115,541     $   59,295
 Minority interest                               $     11,094     $     11,094     $       -



     Total expenses for the 2006 Quarter increased by $860,442, or 12.0%, as compared to the 2005 Quarter primarily due to the increased lease activity as discussed above.The increase in depreciation and amortization expense was directly caused by the increased lease activity and the increase in additional members through April 2005 and the resulting amortization of our prepaid service fees.The decrease in interest expense was due to the continued reduction of our non-recourse debt on the three ZIM vessels, two of which were purchased in July 2004 and the third in January 2005.The increase in management fees - Manager was a result of our increased rental income during the 2006 Quarter.Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.As we increased our leased equipment portfolio, management fees paid to our Manager increased.The decrease in administrative expense reimbursements is a result of less time required by our Manager to administer our affairs.

Net Loss

     As a result of the foregoing factors, the net loss for the 2006 Quarter was $1,039,905 as compared to the net loss for 2005 Quarter of $1,446,847.The net loss per weighted average number of additional members' shares outstanding for the 2006 Quarter was $6.91 as compared to the net loss per weighted average number of additional members' shares outstanding for the 2005 Quarter of $11.44.

Liquidity and Capital Resources

Sources and Uses of Cash

     At March 31, 2006, we had cash and cash equivalents of $23,595,881.Our main source of cash is from operating and investing activities.Our main use of cash is for financing activities and cash distributions to our members.

     Our main sources of cash during the 2006 Quarter were primarily from investing activities.During the 2006 Quarter, we received approximately $1,955,000 in cash from the proceeds on sales of equipment, investments in unguaranteed residual values and equipment held for sale or lease.Additionally, we received approximately $135,000 from distributions received from our joint ventures.Additionally operating activities provided approximately $492,000 in cash during the 2006 Quarter.

     Our main use of cash during the 2006 Quarter was from financing activities.Our primary use of cash from financing activities was distribution payments to our members of approximately $3,238,000 and the redemption of member shares of approximately $166,000.Additionally, we used cash in investing activities during the 2006 Quarter as follows:approximately $254,000 to acquire additional leased equipment, approximately $121,000 for distributions paid to minority interest holders in joint ventures and approximately $35,000 paid to acquire an additional interest in a joint venture.

Financings and Borrowings

     Non-recourse Debt

     We have non-recourse debt at March 31, 2006 of $56,871,490.Our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the leases.The lender is being paid directly by the lessee.

     We have entered into three interest rate swap contracts with Fortis Bank in order to fix the variable interest rate on the non-recourse debt and minimize our risk for interest rate fluctuations.The interest rate swap contracts have a fixed interest rate of 5.36% per annum on two of the interest rate swap contracts and 5.8% per annum on the third interest rate swap contract. We have designated these interest rate swap contacts as cash flow hedges and determined that they are effective at March 31, 2006.

     Revolving Credit Facility

     On August 31, 2005, we together with certain of our affiliates, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender").The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by certain collateral of the Borrowers, as defined in the Agreement.Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.Amounts available under the Facility is subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 8% at March 31, 2006).In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007, unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant.The Borrowers are in compliance with these covenants at March 31, 2006.The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

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

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances.Fund Eleven has established an interest bearing cash account with the Lender totaling $1,313,185 at March 31, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At March 31, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $6,565,927, of which we currently do not have any outstanding amounts under the Facility.

     Our Manager believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future.However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees' businesses that are beyond our control.

     Distributions

     We pay monthly distributions to our members beginning with the first month after the additional members' admission through the termination of the operating period, which we anticipate will be in April 2010.We paid distributions to our additional members for the 2006 Quarter of $3,205,608.We paid distributions to our Manager for the 2006 Quarter of $32,382.

     Contractual Obligations and Commitments and Off Balance Sheet Transactions

     Our contractual obligations and commitments have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.We do not have any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us.We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.There were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2006, as well as the financial statements on Form 10-Q for the period ended March 31, 2006 for our Manager and our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were effective.

     While evaluating our Manager's disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004.In addition, our Manager hired two additional accounting staff members during 2005 who are certified public accountants and experienced with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager's opinion, to ensure the adequacy of our Manager's disclosure controls and procedures.

     In designing and evaluating our Manager's disclosure controls and procedures, our Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.Our Manager's disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

                           PART II - OTHER INFORMATION

Item 1.Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us.In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets.

Item 1A. Risk Factors

     Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005.The risk factor presented below should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

     Because we will borrow to purchase equipment, including recourse debt, losses as a result of lessee defaults may be greater than if debt were not incurred.Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

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

     We together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P., ICON Income Fund Nine and Fund Eleven are party to an Agreement with California Bank & Trust.The terms of our Agreement could restrict us from paying distributions to investors if such payments would cause us not to be in compliance with our financial covenants.See "Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

     Our Manager consented to us redeeming 200 additional member shares during the 2006 Quarter. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement.Redeemed shares have no voting rights and do not share in distributions.The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued.The following table details our additional member redemptions:

                                             Total Number of
                                             Additional Member   Price Paid Per
                                                  Shares       Additional Member
                                                 Redeemed           Shares
                                                 --------           ------

 January 1, 2006 through January 31, 2006 *            93           $915.31

 February 1, 2006 through February 28, 2006            42            896.44

 March 1, 2006 through March 31, 2006                  65            916.72
                                                 --------           -------

                                                      200           $911.81
                                                 ========           =======

* Includes the redemption of 18 limited liability shares that we purchased during December 2005 for $16,835 but were not recorded as a reduction of total limited liability shares until January 2006.


Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the first quarter 2006.

Item 5. Other Information

         Not applicable.

Item 6. Exhibits

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

ICON Income Fund Ten, LLC File No. 000-50654 (Registrant) by its Manager, ICON Capital Corp.

Date: May 16, 2006

/s/ Beaufort J.B. Clarke
-------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2006

/s/ Thomas W. Martin
-------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)