Form 10-Q
period 2006-06-30
ICON INCOME FUND TEN LLC
filed 2006-08-14
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended

                                  June 30, 2006
--------------------------------------------------------------------------------

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

Number of outstanding limited liability company shares of the registrant on August 1, 2006 is 148,862.

                            ICON Income Fund Ten, LLC
                                Table of Contents




PART I - FINANCIAL INFORMATION                                                           Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited)
           and December 31, 2005                                                           1

         Condensed Consolidated Statements of Operations for the Three and Six Months
           Ended June 30, 2006 and 2005 (Unaudited)                                        3

         Condensed Consolidated Statement of Changes in Members' Equity for the
           the Six Months Ended June 30, 2006 (Unaudited)                                  4

         Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2006 and 2005 (Unaudited)                                        5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                  7

     Item 2. Manager's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                   21

     Item 4. Controls and Procedures                                                      22

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                            22

     Item 1A.  Risk Factors                                                               22

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 23

     Item 3.  Defaults Upon Senior Securities                                             24

     Item 4.  Submission of Matters to a Vote of Security Holders                         24

     Item 5.  Other Information                                                           24

     Item 6.  Exhibits                                                                    24

Signatures                                                                                25


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets


                                     ASSETS




                                                    (Unaudited)
                                                      June  30,          December 31,
                                                        2006                2005
                                                   ---------------      --------------
 Cash and cash equivalents                         $    19,619,597      $   24,178,852
                                                   ---------------      --------------

 Investments in operating leases:
      Equipment, at cost                               143,620,023         138,721,933
      Accumulated depreciation                         (36,109,066)        (25,710,754)
                                                   ---------------      --------------

      Net investments in operating leases              107,510,957         113,011,179
                                                   ---------------      --------------

 Investments in joint ventures                          17,243,228          16,194,641
 Investment in unguaranteed residual values              2,182,881           2,506,935
 Equipment held for sale or lease, net                     458,428           2,323,428
 Prepaid service fees, net                               2,463,997           4,292,093
 Escrow deposits                                         1,464,000           3,747,886
 Interest rate swap contracts                            1,427,452             997,977
 Due from Manager and affiliates                             3,420              12,019
 Other assets, net                                       2,867,071           1,921,084
                                                   ---------------      --------------

         Total assets                              $   155,241,031      $  169,186,094
                                                   ===============      ==============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets


                         LIABILITIES AND MEMBERS' EQUITY



                                                                                            (Unaudited)
                                                                                              June 30,        December 31,
                                                                                               2006             2005
                                                                                           --------------  ---------------
 Notes payable - non-recourse                                                              $  53,220,225   $    60,474,288
 Security deposits and other liabilities                                                         314,187         1,202,270
 Deferred rental income                                                                        1,463,517         1,299,510
 Due to Manager and affiliates                                                                    78,834               -
 Minority interest                                                                               542,036           760,622
                                                                                           -------------   ---------------

      Total liabilities                                                                       55,618,799        63,736,690
                                                                                           -------------   ----------------

 Commitments and Contingencies

 Members' equity:
      Manager (one share outstanding, $1,000 per share original issue price)                    (331,710)         (252,770)
      Additional Members (148,866 and 149,174 shares outstanding,
         $1,000 per share original issue price)                                               97,647,056       105,724,368
      Accumulated other comprehensive income (loss)                                            2,306,886           (22,194)
                                                                                           -------------   ---------------

      Total members' equity                                                                   99,622,232       105,449,404
                                                                                           -------------   ---------------

      Total liabilities and members' equity                                                $ 155,241,031   $   169,186,094
                                                                                           =============   ===============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                              ---------------------------      ---------------------------
                                                                 2006             2005             2006            2005
                                                              -----------     -----------      -----------     -----------

 Revenue:
      Rental income                                           $ 6,850,602     $ 6,091,981      $13,402,503     $11,822,317
      Income from investment in joint ventures                    425,955          10,499          702,185          30,960
      Net loss on sales of equipment                               (6,422)              -           (3,696)             -
      Gain on foreign currency transactions                             -               -           26,713              -
      Interest and other income                                   155,197         114,367          315,808         114,367
                                                              -----------      ----------      -----------     -----------

         Total revenue                                          7,425,332       6,216,847       14,443,513      11,967,644
                                                              -----------      ----------      -----------     -----------

 Expenses:
      Depreciation and amortization                             6,294,050       5,803,476       12,596,836      11,261,924
      Interest                                                    730,235         929,766        1,564,437       1,884,960
      Management fees - Manager                                   449,573         463,394          897,410         763,084
      Administrative expense reimbursements - Manager             217,430         193,790          504,761         551,467
      General and administrative                                  105,242         150,146          280,078         265,687
      Minority interest                                            10,542          11,094           21,636          22,188
                                                              -----------      ----------      -----------     -----------

         Total expenses                                         7,807,072       7,551,666       15,865,158      14,749,310
                                                              -----------      ----------      -----------     -----------

 Net loss                                                     $  (381,740)    $(1,334,819)     $(1,421,645)    $(2,781,666)
                                                              ===========     ===========      ===========     ===========

 Net loss allocable to:
      Additional Members                                      $  (377,923)    $(1,321,471)     $(1,407,429)    $(2,753,849)
      Manager                                                      (3,817)        (13,348)         (14,216)        (27,817)
                                                              -----------     -----------      -----------     -----------

                                                              $  (381,740)    $(1,334,819)     $(1,421,645)    $(2,781,666)
                                                              ===========     ===========      ===========     ===========

 Weighted average number of additional
      member shares outstanding                                   148,916         149,372          149,019         137,376
                                                              ===========     ===========      ===========     ===========

 Net loss per weighted average additional
      member share outstanding                                $     (2.54)    $     (8.85)     $     (9.44)    $    (20.05)
                                                              ===========     ===========      ===========     ===========



See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
         Condensed Consolidated Statement of Changes in Members' Equity
                         Six Months Ended June 30, 2006
                                   (Unaudited)



                                                                                               Accumulated
                                                                                                  Other             Total
                                               Additional      Additional                      Comprehensive       Members'
                                              Member Shares      Members           Manager       Income (Loss)     Equity
                                              -------------   -------------     ------------   -------------   ------------


 Balance at January 1, 2006                      149,174      $ 105,724,368     $   (252,770)  $   (22,194)    $105,449,404

 Additional member shares redeemed                  (308)          (262,175)              -             -          (262,175)
 Cash distributions to members                        -          (6,407,708)         (64,724)           -        (6,472,432)
 Change in valuation of interest rate
      swap contracts                                  -                  -                -        429,475          429,475
 Change in valuation of warrants held
      by a joint venture                              -                  -                -        640,037          640,037
 Foreign currency translation adjustment              -                  -                -      1,259,568        1,259,568
 Net loss                                             -          (1,407,429)         (14,216)           -        (1,421,645)
                                                --------      -------------     ------------   -----------     ------------

 Balance, June 30, 2006                          148,866      $  97,647,056     $   (331,710)  $ 2,306,886     $ 99,622,232
                                                ========      =============     ============   ===========     ============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


Increase (decrease) in cash and cash equivalents                                        2006             2005
                                                                                    -------------    -------------
Cash flows from operating activities:
      Net loss                                                                      $  (1,421,645)   $  (2,781,666)
      Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Rental income paid directly to lenders by lessees                          (8,784,000)      (8,572,533)
            Income from investment in joint ventures                                     (702,185)         (30,960)
            Net loss on sales of equipment                                                  3,696               -
            Gain on foreign currency transactions                                         (26,713)              -
            Depreciation and amortization                                              12,596,836       11,261,924
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                                    1,529,937        1,887,460
            Minority interest                                                              21,636           22,188
         Changes in operating assets and liabilities:
            Due from/to Manager and affiliates, net                                        (6,668)         127,279
            Other assets                                                                 (783,026)         (60,609)
            Security deposits and other liabilities                                      (920,493)         (35,174)
            Deferred rental income                                                        164,007         (411,577)
                                                                                    -------------    -------------

 Net cash provided by operating activities                                              1,671,382        1,406,332
                                                                                    -------------    -------------

 Cash flows from investing activities:
      Investments in leased assets, net of security deposits assumed                   (3,072,034)      (2,167,116)
      Proceeds from sales of equipment and unguaranteed residual values                 2,405,854               -
      Distributions received from joint ventures                                          772,187               -
      Distributions paid to minority interest holders in joint ventures                  (240,222)        (120,096)
      Cash transferred from escrow account                                                733,792       (7,708,946)
      Due from Manager and affiliates, net                                                     -           574,725
      Prepaid service fees paid                                                                -        (2,666,122)
                                                                                    -------------    -------------

 Net cash provided by (used in) investing activities                                      599,577      (12,087,555)
                                                                                    -------------    -------------

 Cash flows from financing activities:
      Cash received from issuance of additional members shares, net of sales and
         offering expenses paid                                                                -        36,300,274
      Due to Manager and affiliates, net                                                       -           (41,920)
      Cash distributions paid to members                                               (6,472,432)      (5,634,474)
      Cash paid for additional member shares redeemed                                    (262,175)        (436,736)
      Additional member refunds paid                                                           -                79
                                                                                    -------------    -------------

 Net cash (used in) provided by financing activities                                   (6,734,607)      30,187,223
                                                                                    -------------    -------------

 Effects of exchange rates on cash and cash equivalents                                   (95,607)              -
                                                                                    -------------    -------------

 Net (decrease) increase in cash and cash equivalents
                                                                                       (4,559,255)      19,506,000
 Cash and cash equivalents, beginning of the period                                    24,178,852       25,006,190
                                                                                    -------------    -------------

 Cash and cash equivalents, end of the period                                       $  19,619,597    $  44,512,190
                                                                                    =============    =============

See accompanying notes to condensed consolidated financial statements.

                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)



                                                                                        2006              2005
                                                                                    -------------    -------------
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                      $          -     $          -
                                                                                    =============    =============

 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased with non-recourse debt                $          -     $  26,150,000
                                                                                    =============    =============
      Principal and interest paid on non-recourse notes payable
         paid directly to lenders by lessees                                        $   8,784,000    $   8,572,533
                                                                                    =============    =============
      Transfer from escrow deposits to investments in lease assets                  $   1,599,797    $          -
                                                                                    =============    =============
      Transfer from investments in unguaranteed residual values to
         investments in lease assets                                                $     100,433    $     310,275
                                                                                    =============    =============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Income Fund Ten, LLC (the "LLC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Manager, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC's 2005 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the
LLC  and  its  majority  owned  subsidiaries.   All  intercompany  accounts  and
transactions have been eliminated in consolidation.

     The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded to operations. All of the LLC's investments in joint ventures are subject to its impairment review policies.

     In joint ventures where the LLC's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2)    Organization

     The LLC was formed on January 2, 2003 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease. The LLC will continue until December 31, 2023, unless terminated sooner.

     The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager manages and controls the LLC's business affairs, including, but not limited to, the equipment leases and financing transactions under the terms of the limited liability company agreement of the LLC (the "LLC Agreement"). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions, and liquidation proceeds of the LLC.

     The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from the LLC's initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." The LLC anticipates purchasing equipment from time to time for approximately the next four years. This time frame is called the "operating period," which the Manager may extend, at its discretion, up to an additional three years. After the operating period, the LLC will then sell its assets in the ordinary course of business during a time frame called the "liquidation period."

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


(2)    Organization - continued

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2005 to conform to the current period presentation.

(3)    Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, the value of unguaranteed residual values, depreciation and amortization and impairment losses. Actual results could differ from those estimates.

(4)    Investments in Operating Leases

     Investments in operating leases consist of the following at June 30, 2006 and December 31, 2005:

                                                               (Unaudited)
                                                                  June 30,       December 31,
                                                                   2006             2005
                                                             --------------     -------------
 Container vessels                                           $   107,219,708    $ 107,219,708
 Digital mini-labs                                                 9,098,024        9,098,024
 Information technology equipment                                  6,219,920        6,162,472
 Telecommunications systems                                        4,193,186        4,193,186
 Refrigeration equipment                                             720,473        1,309,952
 Manufacturing equipment                                           1,472,756          894,047
 Bedside entertainment and communication terminals                14,695,956        9,844,544
                                                             ---------------    -------------

                                                                 143,620,023      138,721,933
 Less: accumulated depreciation                                  (36,109,066)     (25,710,754)
                                                             ---------------    -------------

                                                             $   107,510,957    $ 113,011,179
                                                             ===============    =============

     On June 29, 2006, the LLC sold refrigeration equipment with a net book value of approximately $249,000 which was on lease with PW Supermarkets Inc. for approximately $282,000 in cash. The lease was scheduled to expire during July 2006. The LLC paid an unrelated third party approximately $82,000, which represented a remarketing fee and was included in the determination of the net loss on the sale of this asset, which was approximately $31,000.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(4)    Investments in Operating Leases - continued

     On April 4, 2006, ICON Premier, LLC ("Premier LLC"), a wholly owned subsidiary of the LLC, purchased approximately $2,620,000 ((pound)1,442,000) of additional bedside entertainment and communication terminals on lease with Premier Telecom Contracts Limited ("Premier Telecom") which is based in the United Kingdom. The equipment was installed in various hospitals in the United Kingdom. The base term of the lease, which commences July 1, 2006, will be for seven years.

     On January 3, 2006, Premier LLC purchased approximately $1,724,000 ((pound)928,172) of additional bedside entertainment and communication terminals on lease with Premier Telecom. The base term of the lease, which commenced January 1, 2006, will be for seven years. During March 2006, the remaining amount of cash held in escrow of approximately $734,000 ((pound)414,000) was transferred to Premier LLC's operating cash account.

(5)    Joint Ventures

     The three joint ventures described below are not consolidated by the LLC.

ICON Global Crossing, LLC

     On November 17, 2005, the LLC along with ICON Income Fund Eight A L.P. and ICON Leasing Fund Eleven, LLC ("Fund Eleven"), both affiliates of the Manager, formed ICON Global Crossing, LLC ("ICON Global Crossing"), with original ownership interests of approximately 44%, 12% and 44%, respectively. The total capital contributions made to ICON Global Crossing were $17,397,940, of which the LLC's share was $7,695,494. ICON Global Crossing purchased state-of-the-art telecommunications equipment on lease to Global Crossing Telecommunications, Inc. ("Global Crossing"). On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of $7,733,176, which changed the ownership interests to approximately 30.6%, 8.0 % and 61.4%, respectively.

     During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment (including initial direct costs in the form of legal fees of approximately $157,000) on lease to Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment on lease with Global Crossing. The base lease term is for 48 months beginning April 1, 2006.

ICON AEROTV, LLC

     On December 22, 2005, the LLC and Fund Eleven formed ICON AEROTV, LLC ("AEROTV LLC") and each contributed approximately $2,776,000 for a 50% ownership interest. During February 2006, AEROTV LLC purchased approximately $794,000 of equipment on lease to AeroTV Ltd. with a lease term that expires on December 31, 2007. During March 2006, AEROTV LLC purchased approximately $192,000 of additional equipment on lease to AeroTV Ltd. with a lease term that expires on June 30, 2008. AeroTV Ltd., which is based in the United Kingdom, is a provider of onboard digital audio/visual systems for airlines, rail and coach operators.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(5)    Joint Ventures - continued

ICON EAM, LLC

     On November 9, 2005, the LLC and Fund Eleven formed ICON EAM, LLC ("EAM LLC") and each contributed approximately $5,618,000 in cash for a 50% ownership interest. EAM LLC will purchase industrial gas meters and accompanying data gathering equipment, which will be subject to a lease with EAM Assets Ltd. ("Assets Ltd.") which expires in 2013. Assets Ltd. is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. At June 30, 2006, the cash contributions were held in an escrow account pending the equipment purchase.

     On March 9, 2006, in accordance with the lease agreement with Assets Ltd., the shareholders of Energy Asset Management plc., the parent company of Assets Ltd., approved the issuance of warrants to EAM LLC to acquire 7,403,051 shares of Energy Asset Management plc's stock. On March 9, 2006, the Manager had estimated the value of the warrants to be zero since Energy Asset Management plc was privately held with no current market for its shares. Energy Asset Management plc subsequently completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of (pound)1.50. EAM LLC has classified these warrants as available for sale securities and any unrealized gains and losses during the period are reflected in other comprehensive income which is a component of members' equity of EAM LLC. Realized gains and losses during the year are reflected in the statement of operations. At June 30, 2006, the Manager has determined, based upon the Black-Scholes option pricing model that the fair value of these warrants is approximately $1,280,000. The inputs used for the Black-Scholes option pricing model were as follows: strike price (pound)1.50, share price (pound)1.00, estimated holding period of two years from March 9, 2006, a volatility of 37.5%, and the risk free interest rate of 5.0%.

(6)    Investment in Unguaranteed Residual Values

     On February 28, 2005, the LLC acquired from Summit Asset Management Limited ("SAM"), an unrelated third party, a 75% interest in the unguaranteed residual values of a portfolio of leases currently in effect and performing with various lessees in the United Kingdom. The LLC does not have an ownership interest in the equipment until the expiration of the initial term of the leases, as defined in the participation agreement. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers and the leases all expire in less than four years. The purchase price was approximately $2,843,000 in cash.

     Under the terms of a participation agreement with SAM, the LLC will receive 75% of residual proceeds. Residual proceeds are defined as either lease renewals or sales proceeds, as the equipment comes off lease, less remarketing fees payable to SAM. Additionally, the participation agreement allows SAM to act as the LLC's agent and remarket the leased equipment for sale or lease. For this service SAM receives commissions on transaction and realization proceeds, as defined in the participation agreement. For the three and six month periods ended June 30, 2006, the LLC paid SAM approximately $11,000 and $17,000, respectively, in commissions and realization proceeds, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

     During the six months ended June 30, 2006, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $145,000. Of this amount, the LLC realized proceeds of approximately $36,000, on sales of its interests in unguaranteed residual values of approximately $40,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $105,000 to investments in operating leases. The lease terms expire at various dates through October 2006.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


(6)    Investment in Unguaranteed Residual Values - continued

     During July 2006, the LLC entered into a purchase and sale agreement (the "Purchase Agreement") with Key Finance Group, Ltd. ("Key Finance") (a United Kingdom based company) acquiring an interest in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom for approximately $743,000 ((pound)409,000) in cash. These leases have expiration dates ranging from December 2006 through March 2015.

     Under the terms of the Purchase Agreement the lessor and the LLC will receive residual proceeds up to the bottom residual value, as defined in the remarketing agreement. The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement. Under the terms of the Purchase Agreement once the portfolio's return to the LLC has exceeded the expected residual, as established in the Purchase Agreement, any additional residual proceeds will be split equally with Key Finance.

(7)    Equipment Held for Sale or Lease, Net

     On March 1, 2006, the LLC sold a portion of its Boeing 767 aircraft rotables and received sales proceeds of $1,865,000, which was equal to the LLC's net book value of the equipment. Accordingly, no gain or loss was recorded on the sale.

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

     In accordance with the terms and conditions of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

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

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(8)    Revolving Loan Facility - continued

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

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $359,000 at June 30, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At June 30, 2006, aggregate borrowings by all Borrowers under the Facility amounted to approximately $1,795,000, of which the LLC currently has no amount outstanding under the Facility.

(9)    Other Comprehensive Loss

           Other comprehensive loss consists of the following:



                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                           June 30,
                                                   -----------------------------------     -------------------------------
                                                        2006                  2005              2006             2005
                                                   ---------------      --------------     -------------   ---------------
 Net loss                                          $      (381,740)     $   (1,334,819)    $  (1,421,645)  $    (2,781,666)

 Other comprehensive income (loss):
      Change in valuation of interest rate
         swap contracts                                    216,560            (514,224)          429,475           453,144
      Change in valuation of warrants held
         by a joint venture                               (547,483)                 -            640,037               -
      Foreign currency translation adjustment            1,056,802            (406,494)        1,259,568          (406,494)
                                                   ---------------      --------------     -------------   ---------------

 Comprehensive income (loss)                       $       344,139      $   (2,255,537)    $     907,435   $    (2,735,016)
                                                   ===============      ==============     =============   ===============



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

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


(10)   Transactions with Related Parties - continued

     The total compensation that the Manager and ICON Securities Corp. may earn, not including management fees and administrative expense reimbursements, is limited to 12% of gross offering proceeds up to the first $37,500,000 raised, 11% of gross offering proceeds from $37,500,001 to $75,000,000 and 10% of gross offering proceeds from $75,000,001 to $150,000,000.

     The Manager performs certain services relating to the management of the LLC's equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Administrative expense reimbursements are costs incurred by the Manager and necessary to the LLC's operations. These costs include the Manager's legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC. Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid distributions to the Manager of $64,724 for the six months ended June 30, 2006. The Manager's interest in the LLC's net loss for the three month periods ended June 30, 2006 and 2005 was $3,817 and $13,348, respectively. The Manager's interest in the LLC's net loss for the six month periods ended June 30, 2006 and 2005 was $14,216 and $27,817, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and six month periods ended June 30, 2006 and 2005, were as follows:



                                                          Three Months Ended                      Six Months Ended
                                                                 June 30,                             June 30,
                                                   -----------------------------------     -------------------------------
                                                        2006                  2005             2006             2005
                                                   ---------------      --------------      -------------   --------------
 Prepaid service fees (1)                          $             -      $       75,711     $          -    $     2,666,122
 Organization and offering fees (2)                              -              17,472                -            615,259
 Underwriting commissions (2)                                    -              23,295                -            820,345
 Management fees (3)                                       449,573             463,394           897,410           763,084
 Administrative expense reimbursements (3)                 217,430             193,790           504,761           551,467
                                                   ---------------      --------------     -------------   ---------------

                                                   $       667,003      $      773,662     $   1,402,171   $     5,416,277
                                                   ===============      ==============     =============   ===============



(1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2)  Charged directly to members' equity.
(3)  Charged directly to operations.

     The LLC had a net payable of $78,834 due to the Manager at June 30, 2006 for administrative expense reimbursements accrued and unpaid at June 30, 2006. The LLC had a receivable of $2,500 due from EAM LLC for professional fees paid by the LLC and $920 due from ICON Global Crossing for a distribution underpayment which occurred during the quarter ended June 30, 2006.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

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

Overview

     We are an equipment leasing business formed on January 2, 2003. We began active operations on August 22, 2003. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases generate little or no current cash flow because substantially all of the rental payments received from a lessee is paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We invested most of the net proceeds from our offering in items of equipment that are subject to a lease. After the net offering proceeds have been invested, we anticipate that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time during the next four years. This time frame is called the "operating period," which our Manager may extend, at its discretion, up to an additional three years. After the operating period, we will begin selling our assets in the ordinary course of business during a time frame called the "liquidation period."

     At June 30, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

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

     o We have a 30.6% ownership interest in ICON Global Crossing, LLC ("ICON Global Crossing"), an entity also managed by our Manager, which purchased from various vendors state-of-the-art telecommunications equipment which was then leased to Global Crossing Telecommunications, Inc. The lease expires on April 1, 2010.

     Other Equipment:

     o We have a 100.0% interest in refrigeration equipment on lease to P.W. Supermarkets, Inc. ("PW Supermarkets"). The equipment is subject to a three year lease which expires during March 2007.

     o    We have a  100.0%  interest  in  hospital  bedside  entertainment  and communication terminals on lease with Premier Telecom Contracts Limited ("Premier"). The equipment is installed in several National Health Service hospitals in the United Kingdom. Premier is one of four companies in the United Kingdom to receive the right to install and operate the equipment in the hospitals. The base term of the leases, which commenced on January 1, 2006 and on July 1, 2006, will be for seven years. At June 30, 2006, we had purchased approximately $14,696,000 ((pound)8,091,000) of equipment pursuant to the terms of the sales purchase agreement. We currently earn rental income on the bedside entertainment and communication terminals which are operational.

     o We have a 50.0% ownership interest in ICON AEROTV LLC ("ICON AEROTV"), which purchases digital audio/visual entertainment systems which will then be subject to a lease with AeroTV Ltd., a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom.

     o We have a 50.0% ownership interest in ICON EAM LLC ("ICON EAM"), which purchases industrial gas meters and accompanying data gathering equipment which will then be subject to lease with EAM Assets Ltd., a meter asset manager that is responsible for maintaining industrial gas meters in the United Kingdom.

Lease and Other Significant Transactions

Telecommunications Equipment

     On November 17, 2005, we along with ICON Income Fund Eight A L.P. and ICON Leasing Fund Eleven, LLC ("Fund Eleven") formed ICON Global Crossing, with ownership interests of 44%, 12% and 44%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. On March 31, 2006, Fund Eleven made an additional capital contribution of $7,733,176 which changed the ownership interests at March 31, 2006 to 30.6%, 8.0 % and 61.4%, respectively.

     During February and March 2006, ICON Global Crossing purchased, in cash, approximately $22,113,000 of equipment (including initial direct costs in the form of legal fees of approximately $157,000) on lease to Global Crossing Telecommunications, Inc. ("Global Crossing") and during April 2006 purchased approximately $3,165,000, of additional equipment on lease with Global Crossing. The base lease term is for 48 months beginning April 1, 2006.

Bedside Entertainment and Communication Terminals

     On April 4, 2006, ICON Premier, LLC ("Premier LLC"), a wholly owned subsidiary of ours, purchased approximately $2,620,000 ((pound)1,442,000) of additional bedside entertainment and communication terminals on lease with Premier Telecom Contracts Limited. The equipment was installed in various hospitals in the United Kingdom. The base term of the lease, which commences July 1, 2006, will be for seven years.

New Accounting Pronouncements

     Our Manager does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

     During April 2005, our offering period ended as we had raised approximately $150,000,000. We are currently in our operating period, which is anticipated to last until April 2010, but may be extended for an additional three years, at our Manager's discretion. During the operating period, we expect to acquire both income leases and growth leases. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment leases or re-lease the equipment. We anticipate incurring both gains and losses on the sales of equipment during the operating period. Additionally, we expect to see our rental income increase, as well as related expenses such as depreciation expense and interest expense. We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

     Revenue for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                                              Three Months Ended June 30,
                                                   -----------------------------------------------------
                                                          2006                2005            Change
                                                   ---------------      --------------     -------------

 Total revenue                                     $     7,425,332      $    6,216,847     $   1,208,485
                                                   ===============      ==============     =============


 Rental income                                     $     6,850,602      $    6,091,981     $     758,621
 Income from investment in joint ventures          $       425,955      $       10,499     $     415,456
 Net loss on sales of equipment                    $        (6,422)     $           -      $      (6,422)
 Gain on foreign currency transactions             $            -       $           -      $          -
 Interest and other income                         $       155,197      $      114,367     $      40,830


     Total revenue for the 2006 Quarter increased by $1,208,485, or 19.4%, as compared to the 2005 Quarter. This increase was primarily attributable to rental income from our leased equipment and income related to our investments in joint ventures. In April 2005, we entered our operating period, and rental income increased accordingly as we acquired additional equipment under lease. During 2005, we purchased various items of leased equipment, such as the ZIM Italia, phone systems on lease with CompUSA, Inc., digital mini-labs on lease with Rite Aid Corporation, overhead cranes on lease with WPS and bedside entertainment terminals on lease with Premier. Additionally in December 2005, we invested in three joint ventures, ICON AEROTV, ICON EAM, and ICON Global Crossing. Currently the majority of the income from investments in joint ventures is from interest income.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:


                                                              Three Months Ended June 30,
                                                   -----------------------------------------------------
                                                         2006                2005              Change
                                                   ---------------      --------------     -------------
 Total expenses                                    $     7,807,072      $    7,551,666     $     255,406
                                                   ===============      ==============     =============


 Depreciation and amortization                     $     6,294,050      $    5,803,476     $     490,574
 Interest                                          $       730,235      $      929,766     $    (199,531)
 Management fees - Manager                         $       449,573      $      463,394     $     (13,821)
 Administrative expense reimbursements - Manager   $       217,430      $      193,790     $      23,640
 General and administrative                        $       105,242      $      150,146     $     (44,904)
 Minority interest                                 $        10,542      $       11,094     $        (552)



     Total expenses for the 2006 Quarter increased by $255,406, or 3.4%, as compared to the 2005 Quarter, primarily due to the increased lease activity as discussed above. The increase in depreciation and amortization expense was directly caused by the increased lease activity and the increase in additional members through April 2005 and the resulting amortization of our prepaid service fees. The decrease in interest expense was due to the continued reduction of our non-recourse debt on the three ZIM vessels, two of which were purchased in July 2004 and the third in January 2005.

Net Loss

     As a result of the foregoing factors, the net loss for the 2006 Quarter was $381,740 as compared to the net loss for 2005 Quarter of $1,334,819. The net loss per weighted average number of additional members' shares outstanding for the 2006 Quarter was $2.54 as compared to the net loss per weighted average number of additional members' shares outstanding for the 2005 Quarter of $8.85.

Results of Operations for the Six Months Ended June 30, 2006 (the "2006 Period") and 2005 (the "2005 Period")

     Revenue for the 2006 Period and the 2005 Period are summarized as follows:


                                                             Six Months Ended June 30, 2006
                                                   -----------------------------------------------------
                                                          2006                2005             Change
                                                   ---------------      --------------     -------------
 Total revenue                                     $    14,443,513      $   11,967,644     $   2,475,869
                                                   ===============      ===============    =============


 Rental income                                     $    13,402,503      $   11,822,317     $   1,580,186
 Income from investment in joint ventures          $       702,185      $       30,960     $     671,225
 Net loss on sales of equipment                    $        (3,696)     $           -      $      (3,696)
 Gain on foreign currency transactions             $        26,713      $           -      $      26,713
 Interest and other income                         $       315,808      $      114,367     $     201,441


     Total revenue for the 2006 Period increased by $2,475,869, or 20.7%, as compared to the 2005 Period. This increase was primarily attributable to rental income from our leased equipment and income related to our investments in joint ventures. In April 2005, we entered our operating period, and rental income increased accordingly as we acquired additional equipment under lease. During 2005, we purchased various items of leased equipment, such as the ZIM Italia, phone systems on lease with CompUSA, Inc., digital mini-labs on lease with Rite Aid Corporation, overhead cranes on lease with WPS and bedside entertainment terminals on lease with Premier. Additionally in December 2005, we invested in three joint ventures, ICON AEROTV, ICON EAM, and ICON Global Crossing. Currently, the majority of the income from investments in joint ventures is from interest income.


     Expenses for the 2006 Period and the 2005 Period are summarized as follows:

                                                               Six Months Ended June 30, 2006
                                                   -----------------------------------------------------
                                                         2006                2005            Change
                                                   ---------------      --------------     -------------

 Total expenses                                    $    15,865,158       $  14,749,310     $   1,115,848
                                                   ===============      ==============     =============

 Depreciation and amortization                     $    12,596,836      $   11,261,924     $   1,334,912
 Interest                                          $     1,564,437      $    1,884,960     $    (320,523)
 Management fees - Manager                         $       897,410      $      763,084     $     134,326
 Administrative expense reimbursements - Manager   $       504,761      $      551,467     $     (46,706)
 General and administrative                        $       280,078      $      265,687     $      14,391
 Minority interest                                 $        21,636      $       22,188     $        (552)


     Total expenses for the 2006 Period increased by $1,115,848, or 7.6%, as compared to the 2005 Period, primarily due to the increased lease activity as discussed above. The increase in depreciation and amortization expense was directly caused by the increased lease activity and the increase in additional members through April 2005 and the resulting amortization of our prepaid service fees. The decrease in interest expense was due to the continued reduction of our non-recourse debt on the three ZIM vessels, two of which were purchased in July 2004 and the third in January 2005. As we increased our leased equipment portfolio, the services provided by our Manager increased and the management fees paid to our Manager increased. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. The overall decrease in administrative expense reimbursements is a result of less time required by our Manager to administer our affairs.

Net Loss

     As a result of the foregoing factors, the net loss for the 2006 Period was $1,421,645, as compared to the net loss for 2005 Period of $2,781,666. The net loss per weighted average number of additional members' shares outstanding for the 2006 Period was $9.44, as compared to the net loss per weighted average number of additional members' shares outstanding for the 2005 Period of $20.05.

Liquidity and Capital Resources

Sources and Uses of Cash

     At June 30, 2006, we had cash and cash equivalents of $19,619,597. Our main sources of cash are from operating activities and investing activities. Our main uses of cash are for financing activities and investing activities.

     Our main sources of cash during the 2006 Period were primarily from investing activities. During the 2006 Period, we received approximately $2,406,000 in cash from the proceeds on sales of equipment and investments in unguaranteed residual values. Additionally, we received approximately $772,000 from distributions received from our joint ventures and approximately $734,000 from cash transfers from escrow deposits. We received net cash from operating activities of approximately $1,671,000 which was primarily from cash received from rental income of approximately $4,618,000.

     Our main uses of cash during the 2006 Period were for financing activities and investing activities. Our primary uses of cash for financing activities were for distribution payments to our members of approximately $6,472,000 and the redemption of member shares of approximately $262,000. Our main uses of cash for investing activities during the 2006 Period are as follows: approximately $3,072,000 to acquire additional leased equipment, approximately $240,000 for distributions paid to minority holders in joint ventures and approximately $7,500 paid to acquire an additional interest in a joint venture.

Financings and Borrowings

Non-recourse Debt

     We have non-recourse debt at June 30, 2006 of $53,220,225. Our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the leases. The lender is being paid directly by the lessee.

     We have entered into three interest rate swap contracts with Fortis Bank in order to fix the variable interest rate on the non-recourse debt and minimize our risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 5.36% per annum on two of the interest rate swap contracts and 5.8% per annum on the third interest rate swap contract. We have designated these interest rate swap contacts as cash flow hedges and determined that they are effective at June 30, 2006.

Revolving Credit Facility

     On August 31, 2005, we together with certain of our affiliates, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by certain collateral of the Borrowers, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 8.5% at June 30, 2006). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007, unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $359,000 at June 30, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At June 30, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $1,795,000, of which we currently do not have any outstanding amounts under the Facility.

     Our Manager believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees' businesses that are beyond our control.

Distributions

     We pay monthly distributions to our members beginning with the first month after the additional members' admission through the termination of the operating period, which we anticipate will be in April 2010. We paid distributions to our additional members for the 2006 Period of $6,407,708. We paid distributions to our Manager for the 2006 Period of $64,724.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

     Our contractual obligations and commitments have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We do not have any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. There were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2006, as well as the financial statements on Form 10-Q for the period ended June 30, 2006 for our Manager and our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were effective.

     While evaluating our Manager's disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004. In addition, our Manager hired two additional accounting staff members during 2005 who are certified public accountants and experienced with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager's opinion, to ensure the adequacy of our Manager's disclosure controls and procedures.

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

Item 1A. Risk Factors

     Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factor presented below should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

Because we will borrow to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred. Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

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

     We together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P., ICON Income Fund Nine and Fund Eleven are party to an Agreement with California Bank & Trust. The terms of our Agreement could restrict us from paying distributions to investors if such payments would cause us not to be in compliance with our financial covenants. See "Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Our Manager consented to us redeeming 308 additional member shares during the 2006 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. The following table details our additional member redemptions:


                                               Total Number of
                                              Additional Member    Price Paid Per
                                                   Shares         Additional Member
                                                  Redeemed            Shares
                                                  --------        ---------------

 January 1, 2006 through January 31, 2006 *           93          $      915.31

 February 1, 2006 through February 28, 2006           42                 896.44

 March 1, 2006 through March 31, 2006                 65                 916.72

 April 1, 2006 through April 30, 2006                 50                 885.76

 May 1, 2006 through May 31, 2006                     18                 848.11

 June 1, 2006 through June 30, 2006                   40                 927.38
                                                    ----          -------------

                                                     308          $      905.88
                                                    ====          =============


 * Includes the redemption of 18 limited liability shares that we purchased during December 2005 for $16,835 but were not recorded as a reduction of total limited liability shares until January 2006.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the 2006 Quarter.

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

ICON Income Fund Ten, LLC File No. 000-50654 (Registrant) by its Manager, ICON Capital Corp.

Date: August 14, 2006

/s/ Beaufort J.B. Clarke
------------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)


Date: August 14, 2006

/s/ Thomas W. Martin
------------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)