Form 10-Q
period 2006-09-30
ICON INCOME FUND TEN LLC
filed 2006-11-14
CIK 1220606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarter ended           September 30, 2006
                                 -----------------------------------------------

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

Number of outstanding limited liability company shares of the registrant on November 1, 2006 is 148,730.

                            ICON Income Fund Ten, LLC
                                Table of Contents



PART I - FINANCIAL INFORMATION                                                          Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2006 (Unaudited)
           and December 31, 2005                                                          1

         Condensed Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 2006 and 2005 (Unaudited)                                  3

         Condensed Consolidated Statement of Changes in Members' Equity for the
           the Nine Months Ended September  30, 2006 (Unaudited)                          4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2006 and 2005 (Unaudited)                                  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                 7

     Item 2. Manager's Discussion and Analysis of Financial Condition and
              Results of Operations                                                      16

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                  23

     Item 4. Controls and Procedures                                                     24

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                           24

     Item 1A.  Risk Factors                                                              24

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                25

     Item 3.  Defaults Upon Senior Securities                                            26

     Item 4.  Submission of Matters to a Vote of Security Holders                        26

     Item 5.  Other Information                                                          26

     Item 6.  Exhibits                                                                   26

     Signatures                                                                          26


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets


                                     ASSETS


                                                 (Unaudited)
                                                 September 30,     December 31,
                                                    2006              2005
                                                 ------------      -----------
 Cash and cash equivalents                       $  6,960,140     $ 24,178,852
                                                 ------------     ------------

 Investments in finance leases:
      Minimum rents receivable                     22,863,669                -
      Estimated unguaranteed residual values        2,065,218                -
      Unearned income                             (11,081,036)               -
      Initial direct costs, net                       185,077                -
                                                 ------------     ------------

      Net investments in finance leases            14,032,928                -
                                                 ------------     ------------

 Investments in operating leases:
      Equipment, at cost                          143,915,886      138,721,933
      Accumulated depreciation                    (39,974,407)     (25,710,754)
                                                 ------------     ------------

      Net investments in operating leases         103,941,479      113,011,179
                                                 ------------     ------------

 Investments in joint ventures                     17,192,976       16,194,641
 Investment in unguaranteed residual values         2,513,579        2,506,935
 Equipment held for sale or lease, net                 17,500        2,323,428
 Prepaid service fees, net                          1,702,594        4,292,093
 Escrow deposits                                    1,464,000        3,747,886
 Interest rate swap contracts                         869,295          997,977
 Due from Manager and affiliates                       15,025           12,019
 Other assets, net                                  2,675,606        1,921,084
                                                 ------------     ------------

         Total assets                            $151,385,122     $169,186,094
                                                 ============     ============
See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets


                         LIABILITIES AND MEMBERS' EQUITY


                                                                     (Unaudited)
                                                                    September 30,    December 31,
                                                                        2006            2005
                                                                    ------------     ------------
 Notes payable - non-recourse                                       $ 49,519,847     $ 60,474,288
 Security deposits and other liabilities                               2,171,235        1,202,270
 Deferred rental income                                                1,133,894        1,299,510
 Due to Manager and affiliates                                           230,165                -
 Minority interest                                                     2,438,502          760,622
                                                                    ------------     ------------

      Total liabilities                                               55,493,643       63,736,690
                                                                    ------------     ------------



 Members' equity:
      Manager (one share outstanding, $1,000 per share
        original issue price)                                           (368,405)        (252,770)
      Additional Members (148,752 and 149,174 shares outstanding,
         $1,000 per share original issue price)                       93,900,046      105,724,368
      Accumulated other comprehensive income (loss)                    2,359,838          (22,194)
                                                                    ------------     ------------

      Total members' equity                                           95,891,479      105,449,404
                                                                    ------------     ------------

      Total liabilities and members' equity                         $151,385,122     $169,186,094
                                                                    ============     ============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                                           --------------------------------  -------------------------------
                                                                2006             2005              2006             2005
                                                            -----------       -----------     -----------      -----------
 Revenue:
      Rental income                                         $ 6,292,705       $ 6,250,614     $19,695,208      $18,072,931
      Finance income                                            660,761                 -         660,761                -
      Income from investments in joint ventures                 411,571            10,602       1,113,756           41,562
      Net (loss) gain on sales of equipment                     (26,668)            3,682         (30,364)           3,682
      Realized gain on foreign currency transactions                  -                -           26,713               -
      Interest and other income                                 127,139           177,929         442,947          292,296
                                                            -----------         ---------     -----------      -----------

         Total revenue                                        7,465,508         6,442,827      21,909,021       18,410,471
                                                            -----------       -----------     -----------      -----------

 Expenses:
      Depreciation and amortization                           5,944,842         5,805,751      18,541,678       17,067,675
      Interest                                                  688,969           882,206       2,253,406        2,767,166
      Impairment loss                                           440,928                 -         440,928                -
      Management fees - Manager                                 521,492           440,747       1,418,902        1,203,831
      Administrative expense reimbursements - Manager           251,041           175,092         755,802          726,559
      General and administrative                                 45,264            34,065         325,342          299,752
      Minority interest                                          10,254            11,095          31,890           33,283
                                                            -----------       -----------     -----------      -----------

         Total expenses                                       7,902,790         7,348,956      23,767,948       22,098,266
                                                            -----------       -----------     -----------      -----------

 Net loss                                                   $  (437,282)      $  (906,129)    $(1,858,927)     $(3,687,795)
                                                            ===========       ===========     ===========      ===========

 Net loss allocable to:
      Additional Members                                    $  (432,909)      $  (897,068)    $(1,840,338)     $(3,650,917)
      Manager                                                    (4,373)           (9,061)        (18,859)         (36,878)
                                                            -----------       -----------     -----------      -----------

                                                            $  (437,282)      $  (906,129)    $(1,858,927)     $(3,687,795)
                                                            ===========       ===========     ===========      ===========

 Weighted average number of additional
      member shares outstanding                                 148,811           149,358         148,930          141,414
                                                            ===========       ===========     ===========      ===========

 Net loss per weighted average additional
      member share outstanding                              $     (2.91)      $     (6.01)    $    (12.36)     $    (25.82)
                                                            ===========       ===========     ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
         Condensed Consolidated Statement of Changes in Members' Equity
                      Nine Months Ended September 30, 2006
                                   (Unaudited)



                                                                                                 Accumulated
                                                                                                    Other              Total
                                            Additional         Additional                       Comprehensive          Members'
                                           Member Shares        Members           Manager         Income (Loss)        Equity
                                           -------------      -------------     -------------   --------------    --------------


 Balance at January 1, 2006                     149,174       $ 105,724,368     $   (252,770)    $    (22,194)    $ 105,449,404
 Additional member shares redeemed                 (422)           (376,417)               -                -          (376,417)
 Cash distributions to members                        -          (9,607,567)         (97,046)               -        (9,704,613)
 Change in valuation of interest rate
      swap contracts                                  -                   -                -         (128,682)         (128,682)
 Change in valuation of warrants held
      by a joint venture                              -                   -                -          543,803           543,803
 Foreign currency translation adjustments             -                   -                -        1,966,911         1,966,911
 Net loss                                             -          (1,840,338)         (18,589)               -        (1,858,927)
                                            -----------       -------------     ------------     ------------     -------------

 Balance, September 30, 2006                    148,752       $  93,900,046     $   (368,405)    $  2,359,838     $  95,891,479
                                            ===========       =============     ============     ============     =============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

 Increase (decrease) in cash and cash equivalents                           2006               2005
                                                                        ------------      --------------
Cash flows from operating activities:
      Net loss                                                          $ (1,858,927)     $   (3,687,795)
      Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Rental income paid directly to lenders by lessees            (13,176,000)        (12,964,533)
            Income from investment in joint ventures                      (1,113,756)            (41,562)
            Financing income                                                (660,761)                  -
            Net loss (gain) on sales of equipment                             30,364              (3,682)
            Realized gain on foreign currency transactions                   (26,713)                  -
            Impairment loss                                                  440,928
            Depreciation and amortization                                 18,541,678          17,068,769
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                       2,221,559           2,771,666
            Minority interest                                                 31,890              33,283
         Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables               583,417                   -
            Due from/to Manager and affiliates, net                           95,232             (57,804)
            Other assets                                                    (450,514)           (108,337)
            Security deposits and other liabilities                          920,204             467,000
            Deferred rental income                                          (165,616)           (289,317)
                                                                        ------------      --------------

 Net cash provided by operating activities                                 5,412,985           3,187,688
                                                                        ------------      --------------
 Cash flows from investing activities:
      Investments in leased assets, net of security deposits assumed     (17,894,411)         (6,855,520)
      Investments in unguaranteed residual values                           (782,177)         (2,843,411)
      Proceeds from sales of equipment and unguaranteed residual values    2,580,117              25,584
      Distributions received from joint ventures                           1,324,900                   -
      Distributions paid to minority interest holders in joint ventures     (354,010)           (239,636)
      Escrow deposits made                                                         -            (421,143)
      Cash transferred from escrow account                                   733,792                   -
      Due from Manager and affiliates, net                                         -             574,725
      Prepaid service fees paid                                                    -          (2,666,122)
      Minority interest contribution in joint venture                      2,000,000                   -
                                                                        ------------      --------------

 Net cash used in investing activities                                   (12,391,789)        (12,425,523)
                                                                        ------------      --------------
 Cash flows from financing activities:
      Cash received from issuance of additional members shares,
         net of sales and offering expenses paid                                   -          36,300,274
      Due to Manager and affiliates, net                                           -            (41,826)
      Cash distributions paid to members                                  (9,704,613)         (8,879,290)
      Cash paid for additional member shares redeemed                       (376,417)           (557,227)
      Financing fees paid                                                          -             (26,250)
      Additional member refunds paid                                               -                   -
                                                                        ------------      --------------

 Net cash (used in) provided by financing activities                     (10,081,030)         26,795,681
                                                                        ------------      --------------

 Effects of exchange rates on cash and cash equivalents                     (158,878)           (614,200)
                                                                        ------------      --------------
 Net (decrease) increase in cash and cash equivalents                    (17,218,712)         16,943,646
 Cash and cash equivalents, beginning of the period                       24,178,852          25,006,190
                                                                        ------------      --------------

 Cash and cash equivalents, end of the period                           $  6,960,140      $   41,949,836
                                                                        ============      ==============

See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                         2006             2005
                                                                                     ------------     ------------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                       $          -     $          -
                                                                                     ============     ============

 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased with non-recourse debt                 $          -     $ 26,150,000
                                                                                     ============     ============
      Principal and interest paid on non-recourse notes payable
         paid directly to lenders by lessees                                         $ 13,176,000     $ 12,964,553
                                                                                     ============     ============
      Transfer from escrow deposits to investments in lease assets                   $  1,599,797     $          -
                                                                                     ============     ============
      Transfer from investments in unguaranteed residual values to
         investments in lease assets                                                 $    382,209     $    310,275
                                                                                     ============     ============
      Transfer from investment in operating leases to
         investments in financing leases                                             $ 13,695,359     $          -
                                                                                     ============     ============


See accompanying notes to condensed consolidated financial statements.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Income Fund Ten, LLC (the "LLC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Manager, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC's Annual Report on Form 10-K for the year ended December 31, 2005. The results for the interim period are not necessarily indicative of the results for the full year.

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

(2)    Organization

     The LLC was formed on January 2, 2003 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to leases, and to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2023, unless terminated sooner.

     The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager manages and controls the LLC's business affairs, including, but not limited to, the equipment leases and financing transactions under the terms of the limited liability company agreement of the LLC (the "LLC Agreement"). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

     The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from the LLC's initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." The LLC anticipates purchasing equipment from time to time for approximately the next

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(2)    Organization - continued

four years. This time frame is called the "operating period," which the Manager may extend, at its discretion, up to an additional three years. After the operating period, the LLC will then sell its assets in the ordinary course of business during a time frame called the "liquidation period."

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2005 to conform to the current period presentation.

(3)    Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, the value of unguaranteed residual values, depreciation and amortization and impairment losses. Actual results could differ from those estimates.

(4)    Investments in Finance Leases

     On January 3, 2006, ICON Premier, LLC ("Premier LLC"), a wholly owned subsidiary of the LLC purchased approximately $1,724,000 ((pound)928,000) of bedside entertainment and communication terminals on lease with Premier Telecom Contracts Limited ("Premier Telecom"), which is based in the United Kingdom. The equipment was installed in various hospitals located throughout the United Kingdom. The term of the lease, which commenced January 1, 2006, will be for seven years.

     On April 4, 2006, Premier LLC purchased approximately $2,620,000 ((pound)1,442,000) of additional bedside entertainment and communication terminals on lease with Premier Telecom. The term of the lease, which commenced on July 1, 2006, is for seven years.

     During  March  2006,  the  remaining  amount  of  cash  held in  escrow  of
approximately  $734,000   ((pound)414,000)  was  transferred  to  Premier  LLC's
operating cash account.

     The Manager has determined that the interim rental period and the base rental period are two distinct and separate aspects of the lease. The Manager based this determination on the interim rental period being in excess of one fiscal year, whereas most interim rental periods last several months. Based on the unique nature of this transaction, the Premier Telecom lease was tested twice to determine whether it qualified as an operating lease or direct financing lease; once at the inception of the interim rent period and again

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(4)    Investments in Financing Leases - continued

before the commencement of the base term. The first lease testing for the interim period resulted in the lease being classified as an operating lease. The second lease test at the beginning of the base term resulted in the lease being classified as a direct financing lease, due to the applicable bargain purchase option available at the end of the lease. As a result of the lease being classified for the base term as a direct financing lease, the net book value of $13,695,000 was transferred from investment in operating leases to investment in finance leases on July 1, 2006.

(5)    Investments in Operating Leases

     Investments in operating leases consist of the following at September 30, 2006 and December 31, 2005:

                                      (Unaudited)
                                      September 30,      December 31,
                                          2006               2005
                                      -----------       -------------
 Container vessels                    $107,219,708      $ 107,219,708
 Digital mini-labs                       9,098,024          9,098,024
 Information technology equipment        6,335,786          6,162,472
 Telecommunications systems             16,236,979          4,193,186
 Refrigeration equipment                   720,473          1,309,952
 Manufacturing equipment                 4,304,916            894,047
 Bedside entertainment
   and communication terminals                   -          9,844,544
                                      ------------      -------------


                                       143,915,886        138,721,933
 Less: accumulated depreciation        (39,974,407)       (25,710,754)
                                      ------------      -------------

                                      $103,941,479      $ 113,011,179
                                      ============      =============


     On June 29, 2006, the LLC sold refrigeration equipment with a net book value of approximately $232,000 which was on lease with PW Supermarkets Inc. ("PW Supermarkets") for approximately $283,000 in cash. The lease was scheduled to expire during July 2006. The LLC paid an unrelated third party approximately $82,000, which represented a remarketing fee and was included in the determination of the net loss on the sale of this asset, which was approximately $31,000.

     On September 28, 2006, the LLC along with ICON Income Fund Nine, LLC ("Fund Nine"), an affiliate of the Manager, formed ICON Global Crossing II, LLC ("ICON Global Crossing II"), with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II at September 30, 2006, were approximately $12,044,000 of which our share was approximately $10,044,000.

     On September 28, 2006, ICON Global Crossing II purchased state-of-the-art telecommunications equipment for $12,043,793. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc (collectively, "Global Crossing").

     On October 31, 2006, ICON Leasing Fund Eleven, LLC ("Fund Eleven") made a capital contribution of $1,840,876 to ICON Global Crossing II. The contribution changed the ownership interests for Fund Nine, Fund Ten and Fund Eleven at October 31, 2006 to 14.40%, 72.34 % and 13.26%, respectively. The additional contribution was also used to purchase state-of-the-art telecommunications

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(5) Investments in Operating Leases - continued

equipment subject to a lease with Global Crossing. All of the equipment purchased is subject to a lease term of 48 months beginning on November 1, 2006.

     On July 28, 2006, the LLC was assigned and assumed the rights to a lease from Varilease Finance, Inc. ("Varilease"), an unrelated third party, for approximately $2,817,000. Varilease was party to a lease with Anchor Tool & Die Co. ("Anchor") for steering column production and assembly equipment. The equipment is currently installed and operating at Anchor's production facility. Anchor uses the equipment to produce steering column components for DaimlerChrysler Corporation's vehicles. The term of the lease, which commences October 1, 2006, will be for three years.

(6)    Joint Ventures

     The three joint ventures described below are minority owned and not consolidated by the LLC.

ICON Global Crossing, LLC

     On November 17, 2005, the LLC along with ICON Income Fund Eight A L.P.("Fund Eight A") and Fund Eleven, both affiliates of the Manager, formed ICON Global Crossing, LLC ("ICON Global Crossing"), with original ownership interests of approximately 44%, 12% and 44%, respectively. The total capital contributions made to ICON Global Crossing were $17,397,940, of which the LLC's share was $7,695,494. ICON Global Crossing purchased state-of-the-art telecommunications equipment on lease to Global Crossing. On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of $7,733,176, which changed the ownership interests for the LLC, Fund Eleven and Fund Eight A to 30.6%, 8.0% and 61.4%, respectively. The total capital contributions made to ICON Global Crossing as of September 30, 2006 were $25,131,116, of which the LLC's share was $7,695,494.

     During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment (including initial direct costs in the form of legal fees of approximately $157,000) on lease to Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment on lease with Global Crossing. The term of the lease is for 48 months, and began on April 1, 2006.

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

     On August 3, 2006, AEROTV LLC agreed to purchase approximately $844,000 of additional equipment on lease to AeroTV Ltd. with a lease term that will expire on June 30, 2008. On August 17, 2006, AEROTV LLC paid approximately $371,000 of the agreed upon purchase price of $844,000 and agreed to pay the remaining $473,000 contingent on AeroTV Ltd. installing the leased equipment. As of September 30, 2006, the equipment installation has not been completed. AeroTV Ltd., which is based in the United Kingdom, is a provider of on-board digital audio/visual systems for airlines, rail and coach operators.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(6)    Joint Ventures - continued

ICON EAM, LLC

     On November 9, 2005, the LLC and Fund Eleven formed ICON EAM, LLC ("EAM LLC") and each contributed approximately $5,620,000 in cash for a 50% ownership interest. EAM LLC will purchase industrial gas meters and accompanying data gathering equipment that will be subject to a lease with EAM Assets Ltd. ("Assets Ltd.") which expires in 2013. Assets Ltd. is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. At September 30, 2006, the cash contributions were held in an escrow account pending the equipment purchase.

     On March 9, 2006, in accordance with the lease agreement with Assets Ltd., the shareholders of Energy Asset Management plc, the parent company of Assets Ltd., approved the issuance of warrants to EAM LLC to acquire 7,403,051 shares of Energy Asset Management plc's stock. On March 9, 2006, the Manager had estimated the value of the warrants to be zero in part since Energy Asset Management plc was privately held with no current market for its shares. Energy Asset Management plc subsequently completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of (pound)1.50. EAM LLC has classified these warrants as available for sale securities and any unrealized gains and losses during the period are reflected in other comprehensive income, which is a component of members' equity of EAM LLC. Realized gains and losses during the year are reflected in the statement of operations. At September 30, 2006, the Manager has determined, based upon the Black-Scholes option pricing model, that the fair value of these warrants is approximately $1,088,000. The assumptions used for the Black-Scholes option pricing model were as follows: strike price (pound)1.50, share price (pound)1.00, estimated holding period of two years from March 9, 2006, a volatility of 37.5%, and a risk free interest rate of 5.0%.

(7)    Investment in Unguaranteed Residual Values

     On February 28, 2005, the LLC acquired from Summit Asset Management Limited ("SAM"), an unrelated third party, a 75% interest in the unguaranteed residual values of a portfolio of leases currently in effect and performing with various lessees in the United Kingdom. The LLC does not have an ownership interest in the equipment until the expiration of the initial term of the leases, as defined in the participation agreement. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers and the leases all expire in less than three years. The purchase price was approximately $2,843,000 in cash.

     Under the terms of a participation agreement with SAM, the LLC will receive 75% of the residual proceeds. Residual proceeds are defined as either lease renewals or sales proceeds, as the equipment comes off lease, less remarketing fees payable to SAM. Additionally, the participation agreement allows SAM to act as the LLC's agent and remarket the leased equipment for sale or lease. For this service, SAM receives commissions on transaction and realization proceeds, as defined in the participation agreement. For the three and nine month periods ended September 30, 2006, the LLC paid SAM approximately $1,000 and $18,000, respectively, in commissions and realization proceeds, which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(7)    Investment in Unguaranteed Residual Values - continued

     During the nine months ended September 30, 2006, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $775,000. Of this amount, the LLC realized proceeds of approximately $382,000, on sales of its interests in unguaranteed residual values of approximately $393,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $382,000 to investments in operating leases. The lease terms expire at various dates through October 2006.


     During July 2006, the LLC entered into a purchase and sale agreement (the "Purchase Agreement") with Key Finance Group, Ltd. ("Key Finance") (a United Kingdom based company) acquiring an interest in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom for approximately $782,000 ((pound)422,000) in cash. These leases have expiration dates ranging from December 2006 through March 2015.

     Under the terms of the Purchase Agreement, Key Finance and the LLC will receive residual proceeds up to the bottom residual value, as defined in the remarketing agreement. The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement. Under the terms of the Purchase Agreement, once the portfolio's return to the LLC has exceeded the expected residual, as established in the Purchase Agreement, any additional residual proceeds will be split equally between the LLC and Key Finance.

(8)    Equipment Held for Sale or Lease, Net

     On March 1, 2006, the LLC sold a portion of its Boeing 767 aircraft rotables and received sales proceeds of $1,865,000, which was equal to the LLC's net book value of the equipment. Accordingly, no gain or loss was recorded on the sale.

     At September 30, 2006, the Manager determined, based upon recent negotiations with potential buyers, that the LLC's remaining aircraft rotables may be impaired. Accordingly, the LLC recorded an impairment loss for approximately $441,000 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables, net of estimated selling costs.

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

     In accordance with the terms and conditions of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

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

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $468,000 at September 30, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At September 30, 2006, aggregate borrowings by all Borrowers under the Facility amounted to approximately $2,340,000, of which the LLC currently has no amount outstanding under the Facility.

(10)   Other Comprehensive Loss

           Other comprehensive loss consists of the following:


                                                       Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                 -------------------------------     ------------------------------
                                                   2006                 2005              2006             2005
                                                 -----------       -------------     ------------     ------------
 Net loss                                        $  (437,282)      $    (906,129)    $ (1,858,927)    $ (3,687,795)

 Other comprehensive income (loss):
      Change in valuation of interest rate
         swap contracts                             (558,157)            654,438         (128,682)       1,107,582
      Change in valuation of warrants held
         by a joint venture                          (96,234)                  -          543,803                -
      Foreign currency translation adjustment        707,343            (207,706)       1,966,911         (614,200)
                                                 -----------       -------------     ------------     ------------

 Comprehensive (loss) income                     $  (384,330)      $    (459,397)    $    523,105     $ (3,194,413)
                                                 ===========       =============     ============     ============


(11)   Transactions with Related Parties

     The LLC has entered into certain agreements with its Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(11)  Transactions with Related Parties - continued

these parties. ICON Securities Corp. was entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the additional members.

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

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid distributions to the Manager of $97,046 for the nine months ended September 30, 2006. The Manager's interest in the LLC's net loss for the three month periods ended September 30, 2006 and 2005 was $4,373 and $9,061, respectively. The Manager's interest in the LLC's net loss for the nine month periods ended September 30, 2006 and 2005 was $18,589 and $36,878, respectively.

                            ICON Income Fund Ten, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and nine month periods ended September 30, 2006 and 2005, were as follows:

                                                      Three Months Ended                    Nine Months Ended
                                                        September 30,                         September 30,
                                                 -------------------------------     ------------------------------
                                                    2006                 2005            2006             2005
                                                 -----------       -------------     ------------     -----------
 Prepaid service fees (1)                        $         -       $           -     $          -     $  2,666,122
 Organization and offering fees (2)                        -                   -                -          615,259
 Underwriting commissions (2)                              -                   -                -          820,345
 Management fees (3)                                 521,492             440,747        1,418,902        1,203,831
 Administrative expense reimbursements (3)           251,041             175,092          755,802          726,559
                                                 -----------       -------------     ------------     ------------

                                                 $   772,533       $     615,839     $  2,174,704     $  6,032,116
                                                 ===========       =============     ============     ============


(1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2)  Charged directly to members' equity.
(3)  Charged directly to operations.

     The LLC had a net payable of $207,000 due to the Manager at September 30, 2006. The net payable was comprised of a payable due to the Manager for $222,000 relating to manager's fees and administrative expense reimbursements accrued and unpaid at September 30, 2006, which was offset by $15,000 due from the Manager for a security deposit due to ICON Global Crossing II. The LLC also had $8,000 due to Fund Eleven for distributions that were intended to be reinvested in shares of Fund Eleven, but were paid to members on or about November 6, 2006.

(12)   Recent Accounting Pronouncements

     In September 2006, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

     The Manager does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

     At September 30, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

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

Information Technology Equipment:

o We have a 74.6% ownership interest in ICON GeicJV, an entity also managed by our Manager, which purchased information technology equipment, such as Sun servers, HP servers, Dell desktop computers and Panasonic laptop computers, subject to a three year lease with Government Employees Insurance Company ("GEICO"). The expiration date of the lease is March 31, 2007.

o We have a 75.0% interest in a portfolio of information technology equipment leases currently in effect and performing with various lessees in the United Kingdom. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The leases all expire in less than three years.

o We have a 100.0% interest in two Mitel Networks 3340 Global Branch Office Solution Phone Systems on lease to CompUSA, Inc. The two leases expire in 2008 and 2009, respectively.

o We have a 100.0% interest in 101 Noritsu QSS-3011 digital mini-labs on lease to the Rite Aid Corporation. The leases expire in 2007 and 2008.

o We have a 30.6% ownership interest in ICON Global Crossing, an entity also managed by our Manager, which purchased from various vendors state-of-the-art telecommunications equipment which was then leased to Global Crossing. The lease expires on April 1, 2010.

o We currently have a 72% ownership interest (83% at September 30, 2006) in ICON Global Crossing II, an entity also managed by our Manager, which purchased from various vendors state-of-the-art telecommunications equipment which was then leased to Global Crossing. The lease expires on October 31, 2010.

Other Equipment:

o We have a 100.0% interest in refrigeration equipment on lease to P.W. Supermarkets. The equipment is subject to a three year lease which expires during March 2007.

o We have a 100.0% interest in automotive steering column production and assembly equipment on lease to Anchor. The equipment is subject to a three year lease which expires during September 2009.

o We have a 100.0% ownership interest in Premier LLC, which purchased hospital bedside entertainment and communication terminals on lease with Premier Telecom. The equipment was installed in various hospitals located throughout the United Kingdom. The term of the leases, which commenced on January 1, 2006 and on July 1, 2006, is for seven years.

o We have a 50.0% ownership interest in AEROTV, LLC, which purchases digital audio/visual entertainment systems which will then be subject to a lease with AeroTV Ltd., a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom.

o We have a 50.0% ownership interest in ICON EAM, which purchases industrial gas meters and accompanying data gathering equipment which will then be subject to lease with Assets Ltd., a meter asset manager that is responsible for maintaining industrial gas meters in the United Kingdom.

Lease and Other Significant Transactions

Telecommunications Equipment

     On November 17, 2005, we along with Fund Eight A and Fund Eleven, both affiliates of the Manager, formed ICON Global Crossing, with ownership interests of 44%, 12% and 44%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. On March 31, 2006, Fund Eleven made an additional capital contribution of $7,733,176 which changed the ownership interests at March 31, 2006 to 30.6%, 8.0 % and 61.4%, respectively.

     During February and March 2006, ICON Global Crossing purchased, in cash, approximately $22,113,000 of equipment (including initial direct costs in the form of legal fees of approximately $157,000) on lease to Global Crossing and during April 2006 purchased approximately $3,165,000, of additional equipment on lease with Global Crossing. The lease term is for 48 months beginning April 1, 2006.

     On September 28, 2006, we along with Fund Nine, an affiliate of the Manager, formed ICON Global Crossing II, with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000 of which our share was approximately $10,044,000.

     On September 28, 2006, ICON Global Crossing II purchased state-of-the-art telecommunications equipment for $12,043,793. This equipment is subject to a lease with Global Crossing.

     On October 31, 2006, Fund Eleven made a capital contribution of $1,840,876 to ICON Global Crossing II. The contribution changed the ownership interests for Fund Nine, Fund Ten and Fund Eleven at October 31, 2006 to 14.40%, 72.34 % and 13.26%, respectively.

     The additional contribution was also used to purchase state-of-the-art telecommunications equipment subject to a lease with Global Crossing. All of the equipment purchased is subject to a lease term of 48 months beginning on November 1, 2006.

     At September 30, 2006, our Manager determined, based upon recent negotiations with potential buyers, that its aircraft rotables may be impaired. Accordingly, we recorded an impairment loss for approximately $441,000 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables, net of estimated selling costs.

Bedside Entertainment and Communication Terminals

     On April 4, 2006, Premier LLC purchased approximately $2,620,000 ((pound)1,442,000) of additional bedside entertainment and communication terminals on lease with Premier Telecom. The equipment was installed in various hospitals throughout the United Kingdom. The term of the lease, which commenced July 1, 2006, is for seven years.

Automotive Manufacturing Equipment

     On July 28, 2006, we were assigned and assumed the rights to a lease from Varilease, an unrelated third party, for approximately $2,817,000. Varilease was party to a lease with Anchor for steering column production and assembly equipment. The equipment is currently installed and operating at Anchor's production facility. Anchor uses the equipment to produce steering column components for DaimlerChrysler Corporation's vehicles. The term of the lease, which commences October 1, 2006, will be for three years.

New Accounting Pronouncements

     In September 2006, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

     Our Manager does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")


     Revenue for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                                          Three Months Ended September 30,
                                                 ------------------------------------------------
                                                     2006             2005              Change
                                                 -----------       ----------        ------------
 Total revenue                                   $ 7,465,508       $6,442,827        $  1,022,681
                                                 ===========       ==========        ============

 Rental income                                   $ 6,292,705       $6,250,614        $     42,091
 Finance income                                  $   660,761       $        -        $    660,761
 Income from investments in joint ventures       $   411,571       $   10,602        $    400,969
 Net (loss) gain on sales of equipment           $   (26,668)      $    3,682        $    (30,350)
 Interest and other income                       $   127,139       $  177,929        $    (50,790)



     Total revenue for the 2006 Quarter increased by $1,022,681, or 15.9%, as compared to the 2005 Quarter. This increase was primarily attributable to rental and finance income from our leased equipment and income related to our investments in joint ventures. In April 2005, we entered our operating period, and rental income increased accordingly as we acquired additional equipment under lease. During 2005, we purchased various items of leased equipment, such as the ZIM Italia, phone systems on lease with CompUSA, Inc., digital mini-labs on lease with Rite Aid Corporation, overhead cranes on lease with WPS, Inc. and bedside entertainment terminals on lease with Premier. During 2006, we purchased additional bedside entertainment terminals on lease with Premier. Additionally, in December 2005, we invested in three joint ventures, ICON AEROTV, ICON EAM, and ICON Global Crossing. Currently, the majority of the income from investments in joint ventures, that are in the process of acquiring leased assets, relates to interest income.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                                         Three Months Ended September 30,
                                                 ------------------------------------------------
                                                      2006            2005              Change
                                                 -----------       ----------        ------------
 Total expenses                                  $ 7,902,790       $7,348,956        $    553,834
                                                 ===========       ==========        ============

 Depreciation and amortization                   $ 5,944,842       $5,805,751        $    139,091
 Interest                                        $   688,969       $  882,206        $   (193,237)
 Impairment loss                                 $   440,928       $        -        $    440,928
 Management fees - Manager                       $   521,492       $  440,747        $     80,745
 Administrative expense reimbursements - Manager $   251,041       $  175,092        $     75,949
 General and administrative                      $    45,264       $   34,065        $     11,199
 Minority interest                               $    10,254       $   11,095        $       (841)


     Total expenses for the 2006 Quarter increased by $553,834, or 7.5%, as compared to the 2005 Quarter, primarily due to the increased lease activity as discussed above. The increase in depreciation and amortization expense was directly caused by the increased lease activity and the increase in additional members through April 2005 and the resulting amortization of our prepaid service fees. The increase in impairment loss is due to our Manager's decision during the 2006 Quarter that our aircraft rotables required an impairment of approximately $441,000. The decrease in interest expense was due to the continued reduction of our non-recourse debt on the three ZIM vessels, two of which were purchased in July 2004 and the third in January 2005. The overall increase in administrative expense reimbursements-Manager and Management fees-Manager is a result of more time required by our Manager to administer our affairs, due to additional leases purchased.

Net Loss

     As a result of the foregoing factors, the net loss for the 2006 Quarter was $437,282 as compared to the net loss for 2005 Quarter of $906,129. The net loss per weighted average number of additional members' shares outstanding for the 2006 Quarter was $2.91 as compared to the net loss per weighted average number of additional members' shares outstanding for the 2005 Quarter of $6.01.

Results of Operations for the Nine Months Ended September 30, 2006 (the "2006 Period") and 2005 (the "2005 Period")

     Revenue for the 2006 Period and the 2005 Period are summarized as follows:


                                                       Nine Months Ended September 30, 2006
                                                 ------------------------------------------------
                                                    2006               2005             Change
                                                 -----------       -----------       ------------
 Total revenue                                   $21,909,021       $18,410,471       $  3,498,550
                                                 ===========       ===========       ============

 Rental income                                   $19,695,208       $18,072,931       $  1,622,277
 Finance income                                  $   660,761       $         -       $    660,761
 Income from investments in joint ventures       $ 1,113,756       $    41,562       $  1,072,194
 Net (loss) gain on sales of equipment           $   (30,364)      $     3,682       $    (34,046)
 Realized gain on foreign currency transactions  $    26,713      $         -        $     26,713
 Interest and other income                       $   442,947       $   292,296       $    150,651


     Total revenue for the 2006 Period increased by $3,498,550, or 19.0%, as compared to the 2005 Period. This increase was primarily attributable to rental income from our leased equipment and income related to our investments in joint ventures. In April 2005, we entered our operating period, and rental income increased accordingly as we acquired additional equipment under lease. During 2005, we purchased various items of leased equipment, such as the ZIM Italia, phone systems on lease with CompUSA, Inc., digital mini-labs on lease with Rite Aid Corporation, overhead cranes on lease with WPS, Inc. and bedside entertainment terminals on lease with Premier. During 2006, we purchased additional bedside entertainment terminals on lease with Premier. Additionally, in December 2005, we invested in three joint ventures, ICON AEROTV, ICON EAM, and ICON Global Crossing. Currently, the majority of the income from investments in joint ventures, that are in the process of acquiring leased assets, relates to interest income.

     Expenses for the 2006 Period and the 2005 Period are summarized as follows:

                                                        Nine Months Ended September 30, 2006
                                                 ------------------------------------------------
                                                     2006             2005             Change
                                                 -----------       -----------       ------------
 Total expenses                                  $23,767,948       $22,098,266       $  1,669,682
                                                 ===========       ===========       ============

 Depreciation and amortization                   $18,541,678       $17,067,675       $  1,474,003
 Interest                                        $ 2,253,406       $ 2,767,166       $   (513,760)
 Impairment loss                                 $   440,928       $         -       $    440,928
 Management fees - Manager                       $ 1,418,902       $ 1,203,831       $    215,071
 Administrative expense reimbursements - Manager $   755,802       $   726,559       $     29,243
 General and administrative                      $   325,342       $   299,752       $     25,590
 Minority interest                               $    31,890       $    33,283       $     (1,393)


     Total expenses for the 2006 Period increased by $1,669,682, or 7.6%, as compared to the 2005 Period, primarily due to the increased lease activity as discussed above. The increase in depreciation and amortization expense was directly caused by the increased lease activity and the increase in additional members through April 2005 and the resulting amortization of our prepaid service fees. The increase in impairment loss is due to our Manager's decision during the 2006 Quarter that our aircraft rotables required an impairment of approximately $441,000. The decrease in interest expense was due to the continued reduction of our non-recourse debt on the three ZIM vessels, two of which were purchased in July 2004 and the third in January 2005. As our leased equipment portfolio has increased, the services provided by our Manager increased and the management fees paid to our Manager increased. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. The overall increase in administrative expense reimbursements is a result of more time required by our Manager to administer our affairs, due to additional leases purchased.

Net Loss

     As a result of the foregoing factors, the net loss for the 2006 Period was $1,858,927, as compared to the net loss for 2005 Period of $3,687,795. The net loss per weighted average number of additional members' shares outstanding for the 2006 Period was $12.36, as compared to the net loss per weighted average number of additional members' shares outstanding for the 2005 Period of $25.82.

Liquidity and Capital Resources

Sources and Uses of Cash

     At September 30, 2006, we had cash and cash equivalents of $6,960,140. Our main sources of cash are from operating activities. Our main uses of cash are for financing activities and investing activities.

     Our main sources of cash during the 2006 Period were primarily from operating activities. Our main source from operating activities was the collection of rental income of approximately $6,519,000, which provided us with approximately $5,413,000 of cash from operating activities. Additionally, we had sources of cash from investing activities during the 2006 Period as follows: approximately $2,580,000 in cash from the proceeds on sales of equipment and investments in unguaranteed residual values, approximately $2,000,000 from a contribution by a minority holder in a joint venture, approximately $1,325,000 from distributions received from our joint ventures and approximately $734,000 from cash transfers from escrow deposits.

     Our main uses of cash during the 2006 Period were for financing activities and investing activities. Our primary uses of cash for financing activities were for distribution payments to our members of approximately $9,705,000 and the redemption of member shares of approximately $376,000. Our main uses of cash for investing activities during the 2006 Period are as follows: approximately $17,894,000 to acquire additional leased equipment, $782,000 to acquire unguaranteed residual values and approximately $354,000 for distributions paid to minority holders in joint ventures.

Financings and Borrowings

Non-recourse Debt

     We have non-recourse debt at September 30, 2006 of $49,519,847. Our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the leases. The lender is being paid directly by the lessee.

     We have entered into three interest rate swap contracts with Fortis Bank in order to fix the variable interest rate on the non-recourse debt and minimize our risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 5.36% per annum on two of the interest rate swap contracts and 5.80% per annum on the third interest rate swap contract. We have designated these interest rate swap contacts as cash flow hedges and determined that they are effective at September 30, 2006.

Revolving Credit Facility

     On August 31, 2005, we together with certain of our affiliates, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by certain collateral of the Borrowers, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 8.50% at September 30, 2006). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007, unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

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

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $468,000 at September 30, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At September 30, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $2,340,000, of which we currently do not have any outstanding amounts under the Facility.

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

Distributions

     We pay monthly distributions to our members beginning with the first month after the additional members' admission through the termination of the operating period, which we anticipate will be in April 2010. We paid distributions to our additional members for the 2006 Period of $9,607,567. We paid distributions to our Manager for the 2006 Period of $97,046.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2006, as well as the financial statements on Form 10-Q for the period ended September 30, 2006 for our Manager and our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were effective.

     While evaluating our Manager's disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004. In addition, our Manager hired two additional accounting staff members during 2005 that are certified public accountants and experienced with public reporting entities. Subsequently, in 2006, our Manager hired another accounting staff member who is a certified public accountant and experienced with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager's opinion, to ensure the adequacy of our Manager's disclosure controls and procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Our Manager consented to us redeeming 422 additional member shares during the 2006 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. The following table details our additional member redemptions:

                                                 Total Number of
                                                 Additional Member       Price Paid Per
                                                      Shares           Additional Member
                                                     Redeemed               Shares
                                                 -----------------     ------------------

 January 1, 2006 through January 31, 2006 *               93               $ 915.31

 February 1, 2006 through February 28, 2006               42               $ 896.44

 March 1, 2006 through March 31, 2006                     65               $ 916.72

 April 1, 2006 through April 30, 2006                     50               $ 885.76

 May 1, 2006 through May 31, 2006                         18               $ 848.11

 June 1, 2006 through June 30, 2006                       40               $ 927.38

 July 1, 2006 through July 31, 2006                        4               $ 881.14

 August 1, 2006 through August 31, 2006                   99               $ 919.84

 September 1, 2006 through September 30, 2006             11               $ 843.51


* Includes the redemption of 18 limited liability company shares that we purchased during December 2005 for $16,835 but were not recorded as a reduction of total limited liability company shares until January 2006.

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

ICON Income Fund Ten, LLC File No. 000-50654 (Registrant) by its Manager, ICON Capital Corp.

Date: November 14, 2006

/s/ Beaufort J.B. Clarke
---------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)


Date: November 14, 2006

/s/ Thomas W. Martin
---------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)