Form 10-K
ICON INCOME FUND TEN LLC
filed 2007-04-03
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011-1505
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ྑ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
 Yes ༂ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☑ No ྑ

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 Yes ☑ No ྑ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ྑ  Accelerated filer ྑ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ྑ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: Not applicable.

There is no established market for shares of the registrant.

Number of outstanding limited liability company shares of the Registrant on February 28, 2007 is 148,667.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1. Business

Our History

ICON Income Fund Ten, LLC (the “LLC”) was formed on January 2, 2003 as a Delaware limited liability company. The LLC will continue until December 31, 2023, unless terminated sooner. When used in this report, the terms “we,” “us” and “our” refer to the LLC.

Our Manager is ICON Capital Corp. (our “Manager”), a Connecticut corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our limited liability company agreement (our “LLC Agreement”).

Our initial capitalization was $1,000, which was contributed by our Manager. We offered member shares with the intention of raising up to $150,000,000 of capital and the offering was declared effective by the Securities and Exchange Commission on June 2, 2003. Our initial closing was on August 22, 2003 when we admitted 5,066 member shares, representing $5,065,736 of capital contributions. We ceased accepting new capital contributions on April 5, 2005 and terminated our offering. Through April 5, 2005, we had sold 144,928 member shares representing $144,928,766 of capital contributions, bringing the total capital contributions and member shares to $149,994,502 and 149,994, respectively. Through December 31, 2006, we redeemed 1,264 member shares. At December 31, 2006, we had 148,730 member shares outstanding.

Our Business

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease and to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of member shares in items of equipment subject to a lease.

(2) Operating Period: After the close of the offering period, we have continued to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to members. We anticipate that the operating period will end on April 4, 2010. However, our Manager may, at its sole discretion, extend the operating period for up to an additional three years.

(3) Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from our investments in additional investments during the liquidation period, we may do so. Our goal is to complete the liquidation period in three years after the end of the operating period, but it may take longer to do so.

At December 31, 2006 and 2005, we had total assets of $145,455,658 and $169,186,094, respectively. For the year ended December 31, 2006, our total rental and finance income was $28,393,337, which included two lessees that accounted for approximately 72% of our total rental income and finance income. We had a net loss for the year ended December 31, 2006 of $1,971,947. For the year ended December 31, 2005, our rental income was $24,480,481, which included two lessees which accounted for approximately 82% of our rental income. We incurred a net loss for the year ended December 31, 2005 of $4,944,700. For the year ended December 31, 2004, our rental income was $10,293,367, which included four lessees which accounted for approximately 98% of our rental income. We incurred a net loss for the year ended December 31, 2004, of $3,183,857.

At December 31, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Containership Vessels:

•
We have a 100% interest in three container vessels, on bareboat charter to ZIM Israel Navigation Co. Ltd. ("ZIM"), the 1991 ZIM Korea (“ZIM Korea”), the 1990 ZIM Canada (“ZIM Canada”) and the 1991 ZIM Italia (“ZIM Italia”). The ZIM Korea and the ZIM Canada have bareboat charters that expire during June 2009 and the ZIM Italia has a bareboat charter that expires during December 2009.

Information Technology Equipment and Phone Systems:

•
We have a 74% interest in ICON GeicJV, which purchased information technology equipment, such as Sun servers, HP servers, Dell desktop computers and Panasonic laptop computers, subject to a three year lease with Government Employees Insurance Company (“GEICO”). The expiration date of the lease is March 31, 2007 and it is anticipated that GEICO will return the equipment.

•
We have a 75% interest in the unguaranteed residual values of a portfolio of leases currently in effect and performing with various lessees in the United Kingdom. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. All of the leases expire at various dates through August 30, 2009.

•
We have a 100% interest in two Mitel Networks 3340 Global Branch Office Solution Phone Systems on lease to CompUSA, Inc. (“CompUSA”). The two leases expire in December 2008 and December 2009, respectively.

•	We have a 100% interest in 101 Noritsu QSS-3011 digital mini-labs on lease to the Rite Aid Corporation (“Rite Aid”). The leases expire at various times from November 2007 to September 2008.

•
We have a 30.6% interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on March 31, 2010.

•
We have a 72.3% interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to Global Crossing and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”). The lease expires on October 31, 2010.

Other Equipment:

•	We have a 100% interest in refrigeration equipment on lease to P.W. Supermarkets, Inc. (“PW Supermarkets”). The equipment is subject to a three year lease which expires during July 2007.

•
We have a 100% interest in ICON Premier LLC (“Premier LLC”), which purchased hospital bedside entertainment and communication terminals on lease with Premier Telecom Contracts Limited (“Premier Telecom”). The equipment was installed in various hospitals located throughout the United Kingdom. The lease expires on December 31, 2012.

•
We have a 100% interest in automotive steering column production and assembly equipment on lease to Anchor Tool & Die Co. (“Anchor”). The equipment is subject to a three year lease which expires on September 30, 2009.

•
We have a 50% interest in ICON EAM LLC ("ICON EAM"), an entity also managed by our Manager, which entered into a Master Lease whereby ICON EAM would purchase industrial gas meters and accompanying data gathering equipment that would be subject to lease with EAM Assets Ltd. ("EAM"), a meter asset manager that is responsible for maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to our obligation to perform under the Master Lease. Our Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on our Manager’s further due diligence, it determined it was not in our best interest to enter into a work-out situation with EAM at this time. All amounts funded by ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. ICON EAM's initial investment and all accrued interest will be returned to us.

•
We have a 50% interest in ICON AEROTV LLC ("ICON AeroTV"), an entity also managed by our Manager, which purchased digital audio/visual entertainment systems subject to a lease with AeroTV Ltd. ("AeroTV"), a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom. On February 13, 2007, the customer that provided AeroTV its revenue terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent arrears owed to ICON AeroTV and has filed for insolvency protection in the United Kingdom. Upon receiving such notifications and in consideration for the forgiveness of certain rent arrears, our Manager was able to negotiate directly with AeroTV's customer to receive lease payments due to ICON AeroTV through the date of termination of the service agreement between AeroTV and its customer. Certain facts recently came to light that give our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. Our Manager is thoroughly reviewing these facts with outside legal counsel to determine if legal action should be taken against AeroTV.

For a discussion of our lease and other significant transactions for the years ended December 31, 2006, 2005 and 2004, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Available Information

Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our reports are contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. This information is also available on the SEC’s website, at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, net of accumulated depreciation and revenues in geographic areas outside of the United States. For additional information, see Note 17 to our consolidated financial statements.

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

We are subject to a number of uncertainties associated with the equipment leasing business that may affect our business, operating results and financial condition. These include:

•	changes in economic conditions, including fluctuations in demand for equipment and interest rates;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees;
•	the existence of leverage increases the risk of foreclosure; and
•	increases in our expenses, including taxes and insurance expenses.

Our Manager’s decisions are subject to conflicts of interest with us.

Our Manager’s decisions could be subject to various conflicts of interest arising out of its relationship to us and its affiliates. Our Manager could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our Manager sponsors and currently manages five other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions.” These conflicts may include:

•	Our LLC Agreement does not prohibit our Manager from competing with us for equipment acquisitions and engaging in other types of business;
•	Our Manager will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our Manager may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our Manager and lack of arm’s-length negotiations regarding compensation payable to our Manager;
•
Our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in the best interests of our members given a member’s individual tax situation; and

•	Our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

Because we borrowed, and may in the future, borrow funds to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred. Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

Although we acquired, and may in the future, acquire some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt that we may incur when purchasing equipment. While we believe the use of leverage results in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio offsets the heightened risk of loss in an individual lease transaction using leverage. With respect to our non-recourse borrowings, a lessee default could force us to make the debt service payments that would otherwise be paid by the lessee so as to protect our investment in equipment and prevent the equipment owned by us from being subject to repossession.

We together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), are party to a revolving line of credit agreement with California Bank & Trust. The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The risks and uncertainties associated with the industries of our lessees may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees. We primarily acquire equipment subject to lease and to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration in a variety of industries with a number of lessees. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’ businesses and operations. If such risks or uncertainties were to affect our lessees, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

If the value of our equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of most of the equipment that we purchase is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we assume a residual value for the equipment at the end of the lease that, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations, depends, to a significant extent, upon the following factors, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon the sale or re-lease when the lease expires;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy; and
•	the condition of the equipment when the lease expires.

We cannot assure you that our assumptions with respect to value are accurate or that the equipment will not lose value more rapidly than we anticipate.

If leased equipment is not properly maintained, its residual value may be less than expected.

If a lessee fails to maintain equipment in accordance with the terms of its lease, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we purchase is used equipment. While we plan to inspect most used equipment prior to purchase, there is no assurance that an inspection of used equipment prior to purchasing it will reveal any or all defects and problems with the equipment that may occur after it is acquired by us.

We seek to obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of their leases;
•	that neither the seller, as lessor, nor the lessee, is in violation of any material terms of such leases; and
•	the equipment is in good operating condition and repair and that the lessee has no defenses to the payment of rent for the equipment as a result of its condition.

We would have rights against the seller of the equipment for any losses arising from a breach of representations made to us, and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues.

If a lessee defaults on its lease, we could incur losses.

We may lease equipment to lessees that have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating. Lessees with such lower credit ratings may default on lease payments more frequently than lessees with higher credit ratings. If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment.

If a lessee files for bankruptcy, we may have difficulty enforcing the terms of the lease and may incur losses.

If a lessee files for protection under the bankruptcy laws, the remaining term of the lease could be shortened or the lease could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket the equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease.

We may invest in options that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase equipment, usually for a fixed price at a future date, which is typically at the end of a lease term. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid.

Leasing equipment in foreign countries may be riskier than domestic leasing and may result in losses.

We lease equipment for use by domestic or foreign lessees outside of the United States. We may have difficulty enforcing our rights under a foreign lease. In addition, we may have difficulty repossessing our equipment if a foreign lessee defaults, and lease enforcement outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate equipment. Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we lease equipment that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our title to equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts, and different accounting or financial reporting practices may make it difficult to judge lessees’ financial viability, heightening the risk of default and the loss of our investment in such equipment, which could have a material adverse effect on our results of operations and financial condition.

We could incur losses as a result of foreign currency fluctuations.

We have the ability to lease equipment where the rental payments are not made in U.S. dollars. In these cases, we may then enter into a contract to protect the lease from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for the rent and any other fixed, periodic payments due under the lease even if the exchange rate between the U.S. dollar and the currency of the lease changes over the lease term. If the lease payments were disrupted due to default by the lessee, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be available at unfavorable exchange rates. If a lease is denominated in a major foreign currency such as the pound sterling, which historically has had a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the rental payments, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when lease payments are not made in U.S. dollars.

Furthermore, when we acquire a residual interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to those residual values because the terms and conditions of such hedge contracts might not be in the best interest of our members. Even with leases requiring rental payments in U.S. dollars, the equipment may be sold at lease expiration for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We have acquired and may in the future acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and the date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We invested in joint ventures with other businesses our Manager sponsors and manages, as well as with unrelated third parties.  Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we may have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Leased equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of leased equipment. While our leases generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims.

We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

Many types of transportation equipment are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if the equipment is to be used outside of the United States. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own funds to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of our leases may provide for rent reductions if the equipment must remain out of service for an extended period of time or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we do not have the funds to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If a lease is determined to be a loan, it could be subject to usury laws, which could lower our lease revenue.

Equipment leases have sometimes been held by the courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases that we believe are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced and adversely affect our lease revenue.

Our Manager’s officers and employees manage other businesses and do not devote their time exclusively to managing us and our business.

We do not employ our own full-time officers, managers or employees. Instead, our Manager supervises and controls our business affairs. Our Manager’s officers and employees also spend time supervising the affairs of other equipment leasing programs it manages, so they devote the amount of time they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our Manager is evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” Our Manager is in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We expect that we will be required to comply with the requirements of Section 404 and issue management’s report on our internal controls in connection with our Annual Report on Form 10-K for our fiscal year ending December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting in connection with our Annual Report on Form 10-K for the year ending December 31, 2008, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

We compete with a variety of financing sources for our lessees, which may affect our ability to achieve our investment objectives.

The commercial leasing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing programs, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to meet our investment objectives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In our Manager’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter 2006.

PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters

Our shares are not publicly traded nor is there currently a market for our shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of February 28, 2007
Manager (as a member)	1
Additional members	4,389

We pay monthly distributions to our members beginning with the first month after the members’ admission through the termination of the operating period, which we currently anticipate will be on April 4, 2010. We paid distributions to our additional members totaling $12,805,418, $11,998,617 and $4,662,642, respectively, for the years ended December 31, 2006, 2005 and 2004. Additionally, our Manager was paid distributions of $129,348, $121,233, and $47,159, respectively, for the years ended December 31, 2006, 2005 and 2004. The terms of the loan agreement with California Bank & Trust could restrict us from paying cash distributions on our members’ shares if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

In order for the National Association of Securities Dealers (the “NASD”) members and their associated persons to have participated in the offering and sale of member shares (the “Shares”) pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our Manager must prepare annual statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares is deemed to be $994.98 per Share at September 30, 2006.

This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding. This valuation was based solely on our Manager’s perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Shares at this time, and there can be no assurance that additional members could receive $994.98 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our Shares are not publicly traded nor is there currently a market for our Shares. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Consolidated Financial Statements and Supplementary Data contained elsewhere in this Annual Report on Form 10-K.

				Period From
				August 22, 2003
				(Commencement
				of Operations)
				Through
	Years Ended December 31,			December 31,
	2006	2005	2004	2003
Total revenues (a)	$30,209,531	$25,003,105	$10,320,406	$370,684
Net loss (b)	$(1,971,947)	$(4,944,700)	$(3,183,857)	$(133,271)
Net loss allocable to additional members	$(1,952,228)	$(4,895,253)	$(3,152,018)	$(131,938)
Net loss allocable to the Manager	$(19,719)	$(49,447)	$(31,839)	$(1,333)

Weighted average number of additional
members shares outstanding	148,880	143,378	61,190	13,050
Net loss per weighted average
additional members share outstanding	$(13.11)	$(34.14)	$(51.51)	$(10.11)

Distributions to additional members	$12,805,418	$11,998,617	$4,662,642	$273,126
Distributions per weighted average
additional member share outstanding	$86.01	$83.69	$76.20	$20.93
Distributions to the Manager	$129,348	$121,233	$47,159	$2,759

	December 31,
	2006	2005	2004	2003
Total assets	$145,455,658	$169,186,094	$137,518,353	$20,651,972
Notes payable	$45,769,691	$60,474,288	$47,795,602	$-
Members' equity	$93,771,043	$105,449,404	$86,604,433	$20,165,289

(a)	In 2006, we had approximately $2,589,000 of additional rental income, $1,324,000 of new finance income and
$1,530,000 of additional joint venture income, totaling approximately $5,443,000 or $36.56 per weighted average additional member share outstanding. The increase in rental and joint venture income is primarily attributable to a full year's activity for leased equipment acquired in 2005 and additional equipment purchased during 2006. The increase in finance income relates to the Premier lease being reclassified from an operating lease to a direct finance lease. In 2005, we had approximately $14,187,000 of additional rental income or $98.95 per weighted average additional member share outstanding. The increase in rental income is attributable to our operating period beginning in April 2005 and the related acquistion of leased equipment. In 2004, we had approximately $9,926,000 of additional rental income or $162.22 per weighted average additional member share outstanding. The increase in rental income is attributable to the commencement of operations beginning in August 2003 and the related acquistion of leased equipment.

(b)	The decrease in net loss of 2006 as compared to 2005 is a direct result of the increase in revenue.
Between 2005 and 2004, the net loss increased approximately $1,800,000, or $12.55 per weighted average additional member share outstanding. This movement represents an increase in the interest expense of approximately $2,100,000 which is offset by a decrease in administrative expenses from our Manager of approximately $300,000.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease and to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Current Business Environment and Outlook

We believe that domestic equipment leasing volume is correlated to overall business investments in equipment. According to information published by the Equipment Leasing and Finance Association, domestic business investment in equipment in 2006 is forecasted to be an estimated $794.0 billion from a low of $620.0 billion in 2002, while the corresponding forecast for equipment leasing volume in 2006 is estimated to be $220.0 billion from a low of $182.0 billion in 2003. In addition, we believe that a similar correlation exists in the international markets in which we that capital spending by corporations should continue to increase in 2007. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market. While lower interest rates will remain a key obstacle for the equipment leasing industries because of the increased likelihood of customers choosing to purchase rather than lease business investments in equipment, we believe the leasing industry's outlook for the foreseeable future is encouraging.

Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as overall business investment in equipment increases and interest rates remain higher, we are optimistic that more equipment leasing volume will increase as more lessees return to the marketplace.

Lease and Other Significant Transactions

We entered into the following lease and other significant transactions during the years ended December 31, 2006, 2005 and 2004:

1979 McDonnell Douglas DC-10-30F Aircraft

On March 31, 2004, we, along with ICON Income Fund Eight A L.P. (“Fund Eight A”), an entity also managed by our Manager, formed a joint venture, ICON Aircraft 46837 LLC (“Aircraft 46837”), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation (“FedEx”), which expires on March 31, 2007. We initially acquired a 71.4% original interest in this joint venture for cash and the assumption of non-recourse debt. The non-recourse debt accrues interest at 4.0% per year and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx.

Fund Eight A had an option to acquire an additional 61.4% interest in Aircraft 46837 from us. On July 1, 2004, Fund Eight A exercised this option giving us a 10% interest in Aircraft 46837. We consolidated Aircraft 46837's results of operations and cash flows for the period from January 1, 2004 to June 30, 2004.

On September 21, 2006, FedEx provided Aircraft 46837 its irrevocable notice to purchase the aircraft. Pursuant to the lease, Aircraft 46837 had twenty days to agree with FedEx on the fair value of the aircraft. The lease further provides that if the parties do not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by our Manager and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 46837 selected a nationally recognized appraiser who is the former Chairman of the International Society of Transport Aircraft Trading appraisal board and received an appraisal value for the aircraft of $7,300,000. In addition, our Manager commissioned an additional nationally recognized appraiser to conduct an appraisal on the aircraft who appraised the aircraft at $6,700,000.

The appraiser selected by FedEx, however, valued the aircraft at only $4,400,000, which was significantly lower than our Manager’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by our Manager and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 46837 was notified that the third appraiser valued the aircraft at what our Manager believes is an exceedingly low appraisal valuing the aircraft at $4,120,000.Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the aircraft of $4,260,000, resulting in a loss on the sale of the aircraft of approximately $900,000, which will be recorded by Aircraft 46837 during the first quarter of 2007.

Our Manager has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes FedEx improperly interfered with the process, and thereby negatively impacted the appraised price of the aircraft. Our Manager is thoroughly reviewing the facts with its outside legal counsel. On March 30, 2007, Aircraft 46837 sold the aircraft to FedEx for $4,260,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

Our Manager concluded, based upon an independent third party appraisal obtained in December 2006, that no impairments were required on this aircraft at December 31, 2006. At December 31, 2005, our Manager based upon an independent third party appraisal that the estimated residual value was less than the appraised value. A decision was made to record an impairment loss for approximately $3,586,000 to more closely approximate the current fair market value of the equipment.

Digital Audio/Visual Entertainment Systems

On December 22, 2005, we, along with Fund Eleven, formed ICON AeroTV and each contributed approximately $2,776,000 for a 50% interest. During February and March 2006, ICON AeroTV purchased approximately $986,000 of equipment that was leased to AeroTV with lease terms that expire between December 31, 2007 and June 30, 2008. On August 3, 2006, ICON AeroTV agreed to purchase approximately $844,000 of additional equipment on lease to AeroTV with a lease term due to expire on June 30, 2008. On August 17, 2006, ICON AeroTV paid approximately $371,000 of the agreed upon purchase price of $844,000 and agreed to pay the remaining $473,000 conditioned upon AeroTV installing the leased equipment. AeroTV is a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom. The LLC’s net carrying value of ICON AeroTV is approximately $2,788,000 at December 31, 2006.

On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and has recently filed for insolvency protection in the United Kingdom. Upon receiving such notifications, our Manager, in consideration for the forgiveness of certain rent, was able to negotiate directly with AeroTV's customer to receive lease payments due to ICON AeroTV through the date of termination of the service agreement between AeroTV and its customer. Certain facts recently came to light that give our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. Our Manager is thoroughly reviewing these facts with outside legal counsel to determine if legal action is warranted against AeroTV. The lease was recorded at ICON AeroTV as a finance lease. At December 31, 2006, there were approximately $882,000 of minimum rents receivable over the remaining life of the lease. As a result of being notified by AeroTV’s customer of the termination of its service agreement with AeroTV and AeroTV’s recent filing for insolvency protection in the United Kingdom, ICON AeroTV has recorded a reserve for the remaining minimum rents receivable balance of approximately $664,000, which our Manager now deems uncollectible at December 31, 2006.

Phone Systems

During March 2005, we acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to a lease with CompUSA. The lease term expires during December 2009. The purchase price was approximately $1,174,000 in cash, inclusive of legal costs.

During December 2004, we acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to a lease with CompUSA. The lease term expires during December 2008. The purchase price was approximately $2,990,000 in cash, inclusive of legal costs.

On November 17, 2005, we, along with Fund Eleven and Fund Eight A, formed ICON Global Crossing, with original interests of 44%, 44% and 12%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. Global Crossing is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers. On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed the interests of us, Fund Eleven and Fund Eight A to 30.6%, 61.4% and 8.0%, respectively. The total capital contributions made to ICON Global Crossing as of December 31, 2006 were approximately $25,131,000, of which our share was approximately $7,695,000.

During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment that is subject to a lease with Global Crossing (including initial direct costs in the form of legal fees of approximately $157,000). The term of the lease is 48 months and the lease commenced on April 1, 2006.

On September 28, 2006, we along with Fund Nine, an entity also managed by our Manager, formed ICON Global Crossing II, with original interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000, of which our share was approximately $10,044,000.

On September 28, 2006, ICON Global Crossing II purchased state-of-the-art telecommunications equipment for approximately $12,044,000. This equipment is subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

On October 31, 2006, Fund Eleven made a capital contribution of approximately $1,841,000 to ICON Global Crossing II. The contribution changed the interests of Global Crossing II for us, Fund Nine and Fund Eleven at October 31, 2006 to 72.3%, 14.4% and 13.3%, respectively. The additional contribution was used to purchase state-of-the-art telecommunications equipment subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

Industrial Gas Meters

On November 9, 2005, we, along with Fund Eleven, formed ICON EAM and each contributed approximately $5,618,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM. EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to our obligations to perform under the Master Lease. Our Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on our Manager’s further due diligence, it determined it was not in our best interest to enter into a work-out situation with EAM at this time. All amounts funded by ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. ICON EAM's initial investment and all accrued interest will be returned to us and Fund Eleven.

On March 13, 2006, in accordance with the lease agreement with EAM, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock. On March 13, 2006, the Manager had estimated the value of the warrants to be zero in part since Energy Asset Management plc was privately held with no current market for its shares. Energy Asset Management plc subsequently completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of £1.50. ICON EAM has classified these warrants as available for sale securities and any unrealized gains and losses during the period are reflected in other comprehensive income, which is a component of members’ equity of ICON EAM. Realized gains and losses during the year are reflected in the statement of operations. At December 31, 2006, our Manager has determined, based upon the Black-Scholes option pricing model, that the fair value of these warrants is approximately $1,076,000. The assumptions used for the Black-Scholes option pricing model were as follows: strike price £1.50, share price £.66, estimated holding period of two years from March 13, 2006, a volatility of 75%, and a risk free interest rate of 5.0%. The warrants issued to ICON EAM in accordance with the lease are not affected by the developments that occurred with respect to the lease.

Bedside Entertainment and Communication Terminals

On June 30, 2005, Premier LLC executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom in connection with our purchase of approximately 5,000 bedside entertainment and communication terminals. On March 8, 2006, an amendment to the Lease was entered into to increase the maximum aggregate equipment purchase to approximately $15,825,000 (£8,077,685), inclusive of legal fees.  The equipment is installed in several National Health Service hospitals in the United Kingdom.  Premier Telecom is one of four companies in the United Kingdom to receive the rights to install and operate the equipment in the hospitals, and it has the exclusive right to install and operate the equipment in thirteen hospitals. The base term of the Lease, which commenced January 1, 2006, is seven years. At December 31, 2005, we had purchased approximately $9,845,000 (£5,721,000) of equipment, inclusive of legal fees. At December 31, 2005, $2,283,886 (£1,327,231) was being held in escrow for future purchases. We had advanced $5,862,843 (£3,043,988), which was held in escrow at December 31, 2004.

On January 3, 2006, Premier LLC purchased approximately $1,600,000 (£928,000) of bedside entertainment and communication terminals on lease with Premier Telecom. The equipment was installed in various hospitals located throughout the United Kingdom. The term of the lease, which commenced July 1, 2006, is 78 months.

On April 4, 2006, Premier LLC purchased approximately $2,499,600 (£1,442,000) of additional bedside entertainment and communication terminals on lease with Premier Telecom. The term of the lease, which commenced on July 1, 2006, is 78 months.

During March 2006, the remaining amount of cash held in escrow of approximately $734,000 (£414,000) was transferred to Premier LLC’s operating cash account.

Our Manager has determined that the interim rental period and the base rental period are two distinct and separate aspects of the lease. Our Manager based this determination on the interim rental period being in excess of one fiscal year, whereas most interim rental periods last several months. Based on the unique nature of this transaction, the Premier Telecom lease was tested twice to determine whether it qualified as an operating lease or direct finance lease; once at the inception of the interim rent period and again before the commencement of the base term for all the equipment purchased. The first lease testing for the interim period resulted in the lease being classified as an operating lease. The second lease test at the beginning of the base term for all the equipment purchased resulted in the lease being classified as a direct finance lease, due to the applicable bargain purchase option available at the end of the lease. As a result of the lease being classified as a direct finance lease for the base term, the net book value of $13,695,000 was transferred from investment in operating leases to investment in finance leases on July 1, 2006, in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

United Kingdom Information Technology Equipment Portfolio

On February 28, 2005, we entered into a participation agreement with Summit Asset Management, Ltd. (“SAM”) an unrelated third party, acquired a 75% interest in the unguaranteed residual value of a portfolio of equipment on lease with various United Kingdom lessees. These leases expire at various dates through August 30, 2009. We do not have an interest in the equipment until the expiration of the initial term of the leases. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The purchase price was approximately $2,843,000 in cash, inclusive of legal costs.

During the year ended December 31, 2006, we remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $881,000. Of this amount, we realized proceeds of approximately $440,000 on sales of its interests in unguaranteed residual values with a cost basis of approximately $480,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $401,000 to investments in operating leases. The lease terms expire at various dates through August 2009.

During the year ended December 31, 2005, we remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $335,000. Of this amount, we realized proceeds of approximately $25,000 on sales of its interests in unguaranteed residual values with a cost basis of approximately $25,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $310,000 to investments in operating leases. The lease terms expire at various dates through August 2009.

Digital Mini-Labs

During December 2004, we acquired 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid. The leases expire at various times from November 2007 to September 2008. The purchase price of this equipment was approximately $9,100,000 in cash, inclusive of legal costs. At December 31, 2006, the Manager determined, based upon an independent third party appraisal, to record an impairment of approximately $234,000 to more closely approximate the adjusted book value to the current fair value of the equipment.

Containership Vessels

On January 13, 2005, we acquired, through a wholly-owned subsidiary, ICON Containership III, LLC, a 100% interest in a container vessel, ZIM Italia (the “Italia Vessel”) from ZIM and simultaneously entered into a bareboat charter with ZIM for the Italia Vessel. The charter is for a five year period ending in December 2009 with a charterer option for two one-year extension periods. The purchase price for the Italia Vessel was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash and (ii) approximately $26,150,000 of non-recourse debt. Bank fees, legal fees and other expenses of approximately $360,000 were also paid and capitalized as part of the acquisition cost of the Italia Vessel. The non-recourse debt has a five year term and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year. In connection with the closing of this transaction we entered into an interest rate swap with Fortis Bank NV/SA, New York Branch, in which the variable interest rate was swapped for a fixed interest rate of 5.35% per year plus the 1.50% per year. The lender has a security interest in the Italia Vessel and an assignment of the rental payments under the bareboat charter.

On June 24, 2004, we acquired, through two wholly-owned subsidiaries, ICON Containership I, LLC and ICON Containership II, LLC, a 100% interest in two container vessels, the ZIM Korea and the ZIM Canada (collectively, the "Vessels") from ZIM and simultaneously entered into bareboat charters with ZIM for the Vessels. The charters are for a five year period ending in June 2006 with a charterer option for two one-year extension periods. The purchase price for the Vessels was approximately $70,700,000, comprised of (i) approximately $18,400,000 in cash and (ii) approximately $52,300,000 of non-recourse debt. Bank fees, legal fees and other expenses of approximately $810,000 were also paid and capitalized as part of the acquisition cost of the Vessels. The non-recourse debt is cross collateralized, has a five-year term and bears interest at LIBOR plus 1.50% per year. In connection with the closing of this transaction we entered into an interest rate swap with Fortis Bank NV/SA, New York Branch in which the variable interest rate was swapped for a fixed interest rate of 5.35% per year plus the 1.50% per year. The lender has a security interest in the Vessels and an assignment of the rental payments under the bareboat charters.

Refrigeration Equipment

During July 2004, we purchased Hussman refrigeration equipment which was on lease to PW Supermarkets. The purchase price of this equipment was approximately $1,310,000 in cash. The lease term is two years, with respect to a portion of the equipment, and is three years with respect to the rest of the equipment, commencing August 1, 2004, with an option to extend the lease for one additional year.

On June 29, 2006, we sold a portion of the refrigeration equipment with a net book value of approximately $225,000 that was on lease with PW Supermarkets for approximately $283,000 in cash. The lease was scheduled to expire with respect to this equipment during July 2006. We paid an unrelated third party approximately $82,000, for a remarketing fee, which was included in the determination of the net loss on the sale of this asset, which was approximately $24,000.

Information technology equipment

On March 31, 2004, we and Fund Nine formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a three year lease with GEICO. We have an interest of 74% in this joint venture. On April 30, 2004, ICON GeicJV acquired the information technology equipment. The lease expires on March 31, 2007 and it is anticipated that GEICO will return the equipment. Our portion of purchase price was approximately $4,331,000 in cash. Our Manager has been notified that GEICO will return the equipment upon expiration of the lease.

Boeing 767 Aircraft Rotables

During September 2003, we acquired Boeing 767 aircraft rotables and accessories, of which approximately 80% were on lease to Flugfelagid Atlanta hf, which is conducting business as Air Atlanta Icelandic ("Air Atlanta"). This lease expired on November 30, 2004 however, the lessee paid additional rent through mid 2005. Currently, all of the Boeing 767 aircraft rotables are held for sale or lease and the equipment is currently in the process of being remarketed. The remaining 20% was on lease with Air Atlanta, but is now held for sale or lease. At December 31, 2005, we recorded an impairment loss of approximately $97,900 on these aircraft rotables due to a third party sale during March 2006, which indicated that the fair market value of these aircraft rotables is less than net book value.

On March 1, 2006, we sold a portion of our Boeing 767 aircraft rotables and received sales proceeds of $1,865,000, which was equal to our net book value of the equipment. Accordingly, no gain or loss was recorded on the sale.

At September 30, 2006, our Manager determined, based upon recent negotiations with potential buyers, that our remaining aircraft rotables were impaired. Accordingly, we recorded an impairment loss of approximately $441,000 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables, net of estimated selling costs.

Manufacturing Equipment

On July 28, 2006, we were assigned and assumed the rights to a lease from Varilease Finance Group, Inc. (“Varilease”) for approximately $2,817,000. Varilease was party to a lease with Anchor for steering column production and assembly equipment. The equipment is currently installed and operating at Anchor’s production facility. The lease term expires on September 30, 2009.

On March 23, 2006, we were assigned and assumed the rights to a lease from Remarketing Services, Inc. (“Remarketing Services”), a related party, for approximately $594,000. Remarketing Services was assigned and assumed the rights to a lease from Chancellor Fleet Corporation (“Chancellor”), an unrelated third party. Chancellor was a party to a lease with Saturn Corporation for material handling equipment. The lease term expires on September 30, 2011.

On December 31, 2004, we entered into an agreement with Varilease for the purchase of four Double Box Girder Cranes (collectively, the “Cranes”) on lease to WPS, Inc. (“WPS”). The purchase price of the Cranes was approximately $894,000 in cash. The lease commenced on April 1, 2005 and has a lease term of 48 months.

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), amendment to SFAS No. 133 (“SFAS 133”) and SFAS No. 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

Our Manager does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our Manager to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition
•	Asset impairments
•	Depreciation
•	Derivative financial instruments

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

For finance leases, we will record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment.  Unearned income is recognized as finance income ratably over the term of the lease.

For operating leases, income will be recorded as rental income and will be recognized on the straight line method over the lease term.

Our Manager has an investment committee that approves each new equipment transaction and lease acquisition. As part of its process it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our policy to review all significant assets in our portfolio.

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

Depreciation

We will record depreciation expense on equipment classified as an operating lease.  In order to calculate depreciation, we first will determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  The estimated residual value is reviewed annually, by our Manager, to determine whether an impairment charge may be required.  Our Manager will use qualified independent third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which established accounting and reporting standards for derivative instruments. SFAS 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

SFAS 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

We designate derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members’ equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in our consolidated statements of operations.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into our earnings in the period in which the changes occur or when such instruments are settled.

Results of Operations for the Years Ended December 31, 2006 (“2006”) and 2005 (“2005”)

We are currently in our operating period, which is anticipated to last until April 2010, but may be extended for an additional three years, at our Manager’s discretion. During the operating period, we will continue to acquire both income leases and growth leases. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment. We anticipate incurring both gains and losses on the sales of equipment during the operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation expense and interest expense. We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Revenue for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Total revenue	$30,209,531	$25,003,105	$5,206,426

Rental income	27,069,091	24,480,481	2,588,610
Finance income	1,324,246	-	1,324,246
Income (loss) from investments in joint ventures	1,257,324	(272,797)	1,530,121
Net gain on sales of equipment	46,613	113,845	(67,232)
Net gain on foreign currency transactions	31,327	-	31,327
Interest and other income	480,930	681,576	(200,646)

Total revenue for 2006 increased by $5,206,426, or 20.8%, as compared to 2005. This increase was primarily attributable to a full year’s rental income from our leased equipment purchased during 2005, additional equipment purchased during 2006 and income related to our investments in joint ventures. During 2005, we purchased various items of leased equipment, such as the Italia Vessel, phone systems on lease with CompUSA, digital mini-labs on lease with Rite Aid, overhead cranes on lease with WPS and bedside entertainment terminals on lease with Premier Telecom. During 2006, we purchased additional bedside entertainment terminals on lease with Premier Telecom. In July 2006, the lease with Premier Telecom was reclassified to a direct finance lease, accounting for all our finance income for 2006. During 2006, we also acquired, manufacturing equipment on lease with Anchor and Saturn Corporation (“Saturn”), telecommunications equipment on lease with Global Crossing Group as well as a full year’s worth of renewal income with SAM portfolio. These leases accounted for approximately $14,405,000 and $10,130,000 of rental and finance income for the years ended December 31, 2006 and 2005, respectively. Additionally, we generated approximately $1,257,000 of income from investment in joint ventures for the year ended December 31, 2006, which is comprised of income of approximately $1,372,000 relating to our investments in Aircraft 46837, ICON EAM, and ICON Global Crossing, offset by a loss of approximately $115,000 relating to the reserving of the uncollectible receivable balance in ICON AeroTV.

Expenses for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Total expenses	$32,181,478	$29,947,805	$2,233,673

Impairment loss	675,212	97,900	577,312
Depreciation and amortization	24,983,065	23,258,339	1,724,726
Interest	2,894,501	3,606,187	(711,686)
Management fees - Manager	1,954,137	1,624,238	329,899
Administrative expense reimbursements - Manager	977,228	906,570	70,658
General and administrative	612,308	410,194	202,114
Minority interest	85,027	44,377	40,650

Total expenses for 2006 increased by $2,233,673, or 7.5%, as compared to 2005, primarily due to the increased lease activity as discussed above. The increase in depreciation and amortization expense was directly caused by the increased lease activity, which is offset by the decrease in the amortization of prepaid services fees, since we closed our offering period in April 2005. The increase in impairment loss is due to our Manager’s decision to impair our aircraft rotables and our digital mini-labs to reduce our book value to the fair market value of those respective assets. The decrease in interest expense was due to the continued reduction of our non-recourse debt on the Vessels and the Italia Vessel, two of which were purchased in July 2004 and the third in January 2005. As our leased equipment portfolio has increased, the services provided by our Manager have increased and the management fees paid to our Manager also increased. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. The overall increase in administrative expense reimbursements is a result of more time required by our Manager to administer our affairs, due to additional leases purchased.

Net Loss

As a result of the foregoing factors, the net loss for 2006 was $1,971,947 as compared to the net loss for 2005 of $4,944,700. The net loss per weighted average number of additional members’ shares outstanding for 2006 was $13.11 as compared to the net loss per weighted average number of additional members’ shares outstanding for 2005 of $34.14.

Results of Operations for the Years Ended December 31, 2005 (“2005”) and 2004 (“2004”)

Revenue for 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004	Change
Total revenue	$25,003,105	$10,320,406	$14,682,699

Rental income	24,480,481	10,293,367	14,187,114
Income (loss) from investments in joint ventures	(272,797)	8,146	(280,943)
Net gain on sales of equipment	113,845	18,893	94,952
Interest and other income	681,576	-	681,576

Total revenue for 2005 increased by $14,682,699, or 142.3%, as compared to 2004, which was primarily attributable to rental income from our leased equipment. In April 2005, we entered our operating period, therefore rental income increased as we acquired additional equipment under lease. During 2005, the increase in rental income was primarily a result of the lease transactions with the Italia Vessel, CompUSA, Rite Aid, WPS and Premier Telecom.

Expenses for 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004	Change
Total expenses	$29,947,805	$13,504,263	$16,443,542

Impairment loss	97,900	-	97,900
Depreciation and amortization	23,258,339	9,908,212	13,350,127
Interest	3,606,187	1,544,254	2,061,933
Management fees - Manager	1,624,238	644,184	980,054
Administrative expense reimbursements - Manager	906,570	1,216,345	(309,775)
General and administrative	410,194	151,987	258,207
Minority interest	44,377	39,281	5,096

Total expenses for 2005 increased by $16,443,542, or 121.8%, as compared to 2004, which was primarily due to the increased lease activity as discussed above. The increased lease activity was directly responsible for the increase in depreciation expense. The increase in amortization of prepaid service fees was due to our continued admission of additional members through April 2005 and the resulting amortization of these fees. The increase in interest expense was due solely to the three Vessels, two of which were purchased in July 2004 and the third in January 2005. The increase in management fees - Manager was primarily a result of our Manager’s increased involvement with respect to certain functions relating to the management of our equipment. As we increased our leased equipment portfolio, management fees paid to our Manager also increased. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. The decrease in administrative expense reimbursements is a result of less time required by our Manager to administer our affairs.

Net Loss

As a result of the foregoing factors, the net loss for 2005 was $4,944,700 as compared to the net loss for 2004 of $3,183,857. The net loss per weighted average number of additional members’ shares outstanding for 2005 was $34.14 as compared to the net loss per weighted average number of additional members’ shares outstanding for 2004 of $51.51.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2006 and 2005, we had cash and cash equivalents of $5,635,489 and $24,178,852, respectively. During our offering period, our main source of cash was from financing activities and during our operating period, our main source of cash has been from operating and investing activities, which we expect to continue through the entire operating period. During our offering period, our main use of cash was from investing activities and during our operating period, our main use of cash has been from investing and financing activities, which we anticipate will continue during the entire operating period.

Operating Activities

Sources of cash

Our main sources of cash from operating activities in 2006 were primarily from, (i) the collection of non-financed receivable payments from finance leases and (ii) the collection of rental income payments from operating leases. During 2006, we collected approximately $1,522,000 of non-financed lease receivables from finance leases, which were received from our only finance lease with Premier LLC. Also during 2006, we collected approximately $9,501,000 from rental income payments from operating leases. We received the majority of our rental income payments from the following lessees; approximately $2,897,000 from Rite Aid, approximately $1,839,000 from ICON GeicJV, approximately $1,054,000 from CompUSA and approximately $820,000 from ICON Global Crossing II. During July 2006, the equipment on lease with Premier LLC was transferred from investments in operating leases to investments in finance leases in accordance with GAAP. Our main source of cash from operating activities in 2005 was primarily from the collection of rental income payments from operating leases of approximately $7,124,000. We received the majority of our rental income from the following lessees; approximately $2,769,000 from Rite Aid, approximately $1,839,000 from ICON GeicJV and approximately $998,000 from CompUSA. Our main source of cash from operating activities in 2004 was primarily from the collection rental income payments from operating leases of approximately $4,210,000. We received the majority of our rental income from the following lessees; approximately $1,545,000 from Aircraft 46837, approximately $1,379,000 from ICON GeicJV and approximately $1,103,000 from Air Atlanta.

Investing Activities

Sources of cash

Our sources of cash from investing activities in 2006 consisted of proceeds from the sales of equipment of approximately $2,778,000 (which consisted of the proceeds received from the sale of Air Atlanta aircraft rotables, sale of portion of the PW Supermarkets lease and sale of short-term portfolio leased assets coming to term), approximately $2,156,000 in distributions from joint ventures (which we received from our ICON Global Crossing, ICON GeicJV, ICON Global Crossing II, ICON AeroTV and Premier LLC joint ventures), approximately $3,841,000 from contributions by minority holders in a joint venture (which we received from Fund Nine and Fund Eleven’s investment in Global Crossing II) and approximately $734,000 from cash transfers from escrow deposits (we received from the closing of the Premier LLC escrow account).

Uses of cash

Our primary uses of cash from investing activities in 2006 were for the purchase of leased equipment of approximately $19,795,000, relating to the acquisition of the ICON Global Crossing II, Anchor, Saturn and Premier LLC leases.

Our primary uses of cash from investing activities in 2005 were for the purchase of leased equipment of approximately $6,371,000 (primarily relating to the acquisition of the Premier LLC, CompUSA, Italia Vessel and WPS leases), approximately $16,085,000 (primarily relating to the acquisition of ICON EAM, ICON AeroTV and ICON Global Crossing joint ventures during December 2005) for investments in joint ventures and approximately $2,666,000 for prepaid service fees (these fees represent a prepayment of service fees in full to our Manager).

Our primary uses of cash from investing activities in 2004 were for the purchase of leased equipment of approximately $42,155,000 (primarily relating to the acquisition of leased equipment relating to the Vessels, ICON GeicJV, PW Supermarkets, ICON Aircraft 46837, CompUSA and Rite Aid leases) and approximately $5,538,000 for prepaid service fees (these fees represent a prepayment of service fees in full to our Manager).

Financing Activities

Sources of cash

Our main source of cash from financing activities is 2005 and 2004 was the issuance of additional member shares, net of sales and offering expenses of approximately $36,304,000 and $74,746,000, respectively.

Uses of cash

Our uses of cash from financing activities in 2006 were cash distributions paid to our members of approximately $12,935,000 and the redemption of additional member shares of approximately $386,000.

Our uses of cash from financing activities in 2005 were cash distributions paid to our members of approximately $12,120,000 and the redemption of additional member shares of approximately $676,000.

Financings and Borrowings

We have three non-recourse debt instruments which are being paid directly to the lenders by the lessees and accrue interest at rates of 5.35% and 5.35% per year plus 1.50% per year, respectively. The outstanding balance of our non-recourse debt instruments at December 31, 2006 and 2005 was $45,769,691 and $60,474,288, respectively.

On June 24, 2004, we acquired the Vessels and the non-recourse debt related to it matures in July 2009. On January 13, 2005, the Italia Vessel was acquired and the non-recourse debt related to it matures in January 2010. All of the non-recourse debt accrues interest at the LIBOR plus 1.50% per year. The lender has a security interest in the three vessels and an assignment of the rental payments under the bareboat charters with ZIM.

Simultaneously with the acquisitions of the three Vessels, we entered into interest rate swap contracts with Fortis Bank NV/SA, New York Branch, in order to fix the variable interest rate on the non-recourse debt and minimize the LLC’s risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 5.35% per year plus 1.50% per year for the Vessels’ debt and 5.35% per year plus 1.50% per year for the Italia Vessel’s debt. The LLC accounts for its swap contracts in accordance with SFAS No. 133, as amended, and recorded the swap contracts at their estimated fair value at December 31, 2006 and recognizes the periodic change in their fair value as other comprehensive income.

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), Fund Eight B, Fund Nine, and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the “Lender”). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2006. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at December 31, 2006 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Agreement. The changes to the Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2006 was 8.25%.

Aggregate borrowings by all Borrowers under the Facility amounted to $3,125,000 at December 31, 2006. We currently have no borrowings under the Facility.

Our Manager believes that with the cash we have currently available and with the cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control. See “Item 1A. Risk Factors.”

Distributions

We pay monthly distributions to our members beginning with the first month after the members’ admission through the termination of the operating period, which we currently anticipate will be on April 4, 2010. We paid distributions to our additional members totaling $12,805,418, $11,998,617 and $4,662,642, respectively, for the years ended December 31, 2006, 2005 and 2004. Additionally, our Manager was paid distributions of $129,348, $121,233, and $47,159, respectively, for the years ended December 31, 2006, 2005 and 2004.

Contractual Obligations and Commitments

At December 31, 2006, we have non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2006, our outstanding non-recourse indebtedness was $45,769,691. We are a party to the Facility as discussed in the financing and borrowings section above. We have no borrowings under the Facility at December 31, 2006.

Principal maturities of our non-recourse debt consist of the following at December 31, 2006:

	Payments Due by Period
		Less Than 1	1 - 3	4 - 5	More Than 5
	Total	Year	Years	Years	Years
Non-recourse debt	$45,769,691	$15,511,914	$29,086,444	$1,171,333	$-
Non-recourse interest	3,577,237	2,056,086	1,517,452	3,699	-

Total non-recourse debt	$49,346,928	$17,568,000	$30,603,896	$1,175,032	$-

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

On June 24, 2004, we entered into two interest rate swap contracts with Fortis Bank in order to fix the variable interest rate on our non-recourse debt with regards to the Vessels and minimize our risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 5.35% per year plus 1.50% per year for the Vessels’ debt. On January 13, 2005, we entered into an interest rate swap contracts with Fortis Bank in order to fix the variable interest rate on our non-recourse debt with regards to the Italia Vessel and minimize our risk for interest rate fluctuations. The interest rate swap contract for the Italia Vessel’s debt was fixed at 5.35% per year plus 1.50% per year.

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment are in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

The Members
ICON Income Fund Ten, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Income Fund Ten, LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Ten, LLC and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

March 29, 2007
New York, New York

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
December 31,

ASSETS

	2006	2005
Cash and cash equivalents	$5,635,489	$24,178,852

Investments in finance leases:
Minimum rents receivable	22,975,426	-
Estimated unguaranteed residual values	2,160,615	-
Initial direct costs, net	182,049	-
Unearned income	(10,899,809)	-

Net investments in finance leases	14,418,281	-

Investments in operating leases:
Equipment, at cost	145,214,350	138,721,933
Accumulated depreciation	(45,418,818)	(25,710,754)

Net investments in operating leases	99,795,532	113,011,179

Investments in joint ventures	17,024,799	16,194,641
Investments in unguaranteed residual values	2,409,009	2,506,935
Equipment held for sale or lease, net	17,500	2,323,428
Interest rate swap contracts	754,521	997,977
Restricted Cash	1,464,000	3,747,886
Prepaid service fees, net	1,024,155	4,292,093
Due from Manager	-	12,019
Other assets, net	2,912,372	1,921,084

Total assets	$145,455,658	$169,186,094

LIABILITIES AND MEMBERS' EQUITY

Liabilities:	2006	2005
Notes payable - non-recourse	$45,769,691	$60,474,288
Accounts payable and other liabilities	459,746	1,202,270
Deferred rental income	1,355,712	1,299,510
Due to Manager	60,271	-
Minority interest	4,039,195	760,622

Total liabilities	51,684,615	63,736,690

Commitments and Contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share original issue price)	(401,837)	(252,770)
Additional Members (148,730 and 149,174 shares outstanding,
$1,000 per share original issue price)	90,581,159	105,724,368
Accumulated other comprehensive income (loss)	3,591,721	(22,194)

Total members' equity	93,771,043	105,449,404

Total liabilities and members' equity	$145,455,658	$169,186,094

See accompanying notes to consolidated financial statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
Years Ended December 31,

	2006	2005	2004
Revenue:
Rental income	$27,069,091	$24,480,481	$10,293,367
Finance income	1,324,246	-	-
Income (loss) from investments in joint ventures	1,257,324	(272,797)	8,146
Net gain on sales of equipment	46,613	113,845	18,893
Net gain on foreign currency transactions	31,327	-	-
Interest and other income	480,930	681,576	-

Total revenue	30,209,531	25,003,105	10,320,406

Expenses:
Impairment loss	675,212	97,900	-
Depreciation and amortization	24,983,065	23,258,339	9,908,212
Interest	2,894,501	3,606,187	1,544,254
Management fees - Manager	1,954,137	1,624,238	644,184
Administrative expense reimbursements - Manager	977,228	906,570	1,216,345
General and administrative	612,308	410,194	151,987
Minority interest	85,027	44,377	39,281

Total expenses	32,181,478	29,947,805	13,504,263

Net loss	$(1,971,947)	$(4,944,700)	$(3,183,857)

Net loss allocable to:
Additional Members	$(1,952,228)	$(4,895,253)	$(3,152,018)
Manager	(19,719)	(49,447)	(31,839)

	$(1,971,947)	$(4,944,700)	$(3,183,857)

Weighted average number of additional
member shares outstanding	148,880	143,378	61,190

Net loss per weighted average
additional member share	$(13.11)	$(34.14)	$(51.51)

See accompanying notes to consolidated financial statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Members' Equity
Years Ended December 31, 2004, 2005 and 2006

				Accumulated
				Other	Total
	Additional	Additional	Managing	Comprehensive	Members'
	Member Shares	Members	Member	Income (Loss)	Equity
Balance, January 1, 2004	23,784	$20,168,381	$(3,092)	$-	$20,165,289

Proceeds from issuance of additional
members shares	85,193	85,192,914	-	-	85,192,914
Sales and offering expenses	-	(10,446,467)	-	-	(10,446,467)
Additional member shares redeemed	(116)	(110,026)	-	-	(110,026)
Cash distributions to members	-	(4,662,642)	(47,159)	-	(4,709,801)
Change in valuation of interest rate
swap contracts	-	-	-	(303,619)	(303,619)
Net loss	-	(3,152,018)	(31,839)	-	(3,183,857)

Balance, December 31, 2004	108,861	86,990,142	(82,090)	(303,619)	86,604,433

Proceeds from issuance of additional
members shares	41,017	41,017,258	-	-	41,017,258
Sales and offering expenses	-	(4,713,545)	-	-	(4,713,545)
Additional member shares redeemed	(704)	(675,617)	-	-	(675,617)
Cash distributions to members	-	(11,998,617)	(121,233)	-	(12,119,850)
Change in valuation of interest rate
swap contracts	-	-	-	1,301,596	1,301,596
Foreign currency translation adjustment	-	-	-	(1,020,171)	(1,020,171)
Net loss	-	(4,895,253)	(49,447)	-	(4,944,700)

Balance, December 31, 2005	149,174	105,724,368	(252,770)	(22,194)	105,449,404

Additional member shares redeemed	(444)	(385,563)	-	-	(385,563)
Cash distributions to members	-	(12,805,418)	(129,348)	-	(12,934,766)
Change in valuation of interest rate
swap contracts	-	-	-	(243,456)	(243,456)
Change in valuation of warrants held
by a joint venture	-	-	-	538,072	538,072
Foreign currency translation adjustment	-	-	-	3,319,299	3,319,299
Net loss	-	(1,952,228)	(19,719)	-	(1,971,947)

Balance, December 31, 2006	148,730	$90,581,159	$(401,837)	$3,591,721	$93,771,043

See accompanying notes to consolidated financial statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(1,971,947)	$(4,944,700)	$(3,183,857)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(17,568,000)	(17,356,534)	(7,628,646)
Finance income	(1,324,246)	-	-
(Income) loss from investments in joint ventures	(1,257,324)	272,797	(8,146)
Net gain on sales of equipment	(46,613)	(113,845)	(18,893)
Net gain on foreign currency transactions	(31,327)	-	-
Impairment loss	675,212	97,900	-
Depreciation and amortization	24,983,065	23,258,339	9,908,212
Interest expense on non-recourse financing paid directly
to lenders by lessees	2,863,403	3,608,687	1,502,754
Minority interest	85,027	44,377	39,281
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	1,521,176	-	-
Due to Manager and affiliates, net	72,290	(100,024)	(495,015)
Other assets	(805,901)	(1,804,695)	(85,139)
Accounts payable and other liabilities	(745,503)	887,762	45,413
Deferred rental income	56,202	(160,123)	499,900

Net cash provided by operating activities	6,505,514	3,689,941	575,864

Cash flows from investing activities:
Investments in operating leases	(19,795,159)	(6,370,643)	(42,154,800)
Investments in unguaranteed residual values	(782,177)	-	-
Investments in joint ventures	(7,852)	-	-
Proceeds from sales of equipment and unguaranteed residual values	2,777,812	256,260	61,000
Distributions received from joint ventures	2,155,594	-	-
Due from affiliates	-	574,725	-
Restricted cash provided (used)	733,792	(2,281,884)	(17,975,620)
Minority interest contribution in joint venture	3,840,876	(16,084,959)	1,629,776
Prepaid service fees paid	-	(2,666,122)	(5,537,523)
Sale of interest in joint venture	-	-	2,296,879

Net cash used in investing activities	(11,077,114)	(26,572,623)	(61,680,288)

Cash flows from financing activities:
Issuance of additional member shares, net of sales and offering expenses paid	-	36,303,713	74,746,447
Due to Manager and affiliates, net	-	(41,826)	-
Cash distributions to members	(12,934,766)	(12,119,850)	(4,709,801)
Additional member shares redeemed	(385,563)	(675,617)	(110,026)
Financing fees paid	-	(31,250)	-
Distributions to minority interest holders in joint ventures	(647,330)	(359,655)	478,953
Additional Member refunds payable	-	-	(203,000)

Net cash (used in) provided by financing activities	(13,967,659)	23,075,515	70,202,573

Effects of exchange rates on cash and cash equivalents	(4,104)	(1,020,171)	-

Net (decrease) increase in cash and cash equivalents	(18,543,363)	(827,338)	9,098,149
Cash and cash equivalents, beginning of the year	24,178,852	25,006,190	15,908,041

Cash and cash equivalents, end of the year	$5,635,489	$24,178,852	$25,006,190

See accompanying notes to consolidated financial statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Non-cash portion of equipment purchased with non-recourse debt	$-	$26,150,000	$70,057,027
Equipment transferred in connection with the execution
of an option agreement	$-	$-	$15,216,101
Principal and interest paid on non-recourse notes payable
directly to lenders by lessees	$17,568,000	$17,356,533	$9,131,400
Transfer of investments in lease assets to equipment held for
sale or lease, net	$-	$2,059,827	$-
Transfer from restricted cash to investments in operating leases	$1,599,797	$18,025,619	$-
Transfer from investments in unguaranteed residual values to
investments in operating leases	$400,388	$-	$-
Transfer from investments in operating leases to investments in
finance leases	$13,695,359	$-	$-

See accompanying notes to consolidated financial statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1) Organization

ICON Income Fund Ten, LLC (the “LLC”) was formed on January 2, 2003 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease, and to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2023, unless terminated sooner.

The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) acquires a diversified portfolio of leases and financing transactions; (ii) makes monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the operating period, which period will end no later than April 4, 2010, but may be extended for an additional three years at the discretion of the Manager; (iii) re-invests substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the operating period; and (iv) will dispose of the LLC's investments and distribute the excess cash from sales of such investments to its members after the end of the operating period, which is the liquidation period.

The Manager of the LLC is ICON Capital Corp. (the “Manager”), a Connecticut corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into under the terms of the limited liability company agreement (the “LLC Agreement”). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The initial capitalization of the LLC was $1,000 contributed by the Manager. The LLC offered membership interests with the intention of raising up to $150,000,000 of capital from additional members. The LLC commenced business operations on its initial closing date, August 22, 2003, when it admitted 5,066 member interests, representing $5,065,736 of capital contributions. Between August 23, 2003 and April 5, 2005, the final closing date, the LLC admitted 144,928 additional member interests representing $144,928,766 of capital contributions, bringing the total member interests to 149,994 representing $149,994,502 of capital contributions. Through December 31, 2006, the LLC redeemed 1,264 additional member interests, leaving 148,730 additional member shares outstanding at December 31, 2006.

The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments are made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." The LLC currently anticipates purchasing equipment from time to time until approximately April 4, 2010, unless that date is extended for up to an additional three years, in the Manager’s sole discretion. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business during a time frame called the "liquidation period."

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(2) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the financial condition and results of operations of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% and less than 50% interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC's original investments are recorded at cost and distributions are recorded as revenue. All of the LLC's investments in joint ventures are subject to its impairment review policies.

In joint ventures where the LLC’s interest is majority owned the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner’s proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner’s share of the earnings, losses and distributions of the joint venture.

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

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

Investments in Operating Leases

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
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

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

Equipment Held for Sale or Lease

Equipment held for sale or lease is recorded at the lower of cost or estimated fair value, less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the LLC following lease expiration.

Prepaid Service Fees

The LLC paid the Manager a service fee calculated at 6.5% of the gross proceeds from the sale of additional member shares. In exchange for these fees, the Manager provides services related to the selection and acquisition of equipment and interests in equipment with the offering proceeds. Since these costs relate to the acquisition of equipment on lease, they have been capitalized on the LLC's balance sheet and are being amortized to operations over the estimated period the Manager performs the services, which has been estimated to be 30 months.

Unguaranteed Residual Values

The LLC carries its investment in estimated unguaranteed residual values at cost. The net book value is equal to or less than fair value at each reporting period and is subject to the LLC's policy relating to impairment review.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight line basis over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the revenue recognized on a straight line basis.

Foreign Currency Translation

Assets and liabilities of investments having non-United States dollar functional currencies are translated at year-end rates of exchange. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues and expenses are translated at average rates of exchange for the period. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Derivative Financial Instruments

When possible, the LLC uses derivative financial instruments to mitigate the variable cash flows associated with the LLC’s variable debt. All derivatives are recognized on the balance sheet at fair value. Certain derivatives, at inception, are designated as hedges and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as either (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). The LLC only had cash flow hedges at December 31, 2006.

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

When possible, the LLC manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The LLC may finance leases with a variable interest rate on debt instruments and it is therefore exposed to interest rate risk until fixed rate financing is arranged. To hedge its variable interest rate risk, the LLC may enter into interest rate

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

swap contracts that will effectively convert the underlying variable interest rates to a fixed interest rate. Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS 133”) requires that derivative financial instruments used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment.

The LLC carries all derivative financial instruments on the consolidated balance sheet at fair value. The LLC designates derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at inception of the transaction, these instruments and their hedging relationship are identified, designated and documented. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members’ equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in the LLC’s consolidated statements of operations. The LLC assesses, both at inception of the transaction and on a quarterly basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into the LLC’s earnings in the period in which he changes occur or when such instruments are settled.

The LLC assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the cash flow hedged items.

Share Redemption

The LLC may, at its discretion, redeem shares from a limited number of its additional members, as provided for in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as provided for in the LLC Agreement. Additional members are required to hold their shares for at least one year before redemptions will be permitted.

Per Share Data

Net loss per share are based upon the weighted average number of additional member shares outstanding during the year.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts, unguaranteed residual values, depreciation and amortization and impairment losses. Actual results could differ from those estimates.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issuedSFAS No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the LLC’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the LLC’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the LLC’s consolidated financial statements.

The Manager does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

(3) Investments in Finance Leases

On June 30, 2005, ICON Premier LLC (“Premier LLC”), a wholly owned subsidiary of the LLC, executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom Contracts Limited (“Premier Telecom”) in connection with the LLC’s purchase of approximately 5,000 bedside entertainment and communication terminals. On March 8, 2006, an amendment to the Lease was entered into to increase

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(3) Investments in Finance Leases - continued

the maximum aggregate equipment purchase to approximately $15,825,000 (£8,077,685), inclusive of legal fees. The equipment is installed in several National Health Service hospitals in the United Kingdom. Premier Telecom is one of four companies in the United Kingdom to receive the rights to install and operate the equipment in the hospitals, and it has the exclusive right to install and operate the equipment in thirteen hospitals. The base term of the lease, which commenced January 1, 2006, is for seven years. At December 31, 2005, the LLC had purchased approximately $9,845,000 (£5,721,000) of equipment, inclusive of legal fees.  At December 31, 2005, $2,283,886 (£1,327,231) was being held in escrow for future purchases.

On January 3, 2006, Premier LLC purchased approximately $1,600,000 (£928,000) of bedside entertainment and communication terminals on lease with Premier Telecom, which is based in the United Kingdom. The equipment was installed in various hospitals located throughout the United Kingdom. The term of the lease, which commenced January 1, 2006, is for 84 months.

On April 4, 2006, Premier LLC purchased approximately $2,499,600 (£1,442,000) of additional bedside entertainment and communication terminals on lease with Premier Telecom. The term of the lease, which commenced on July 1, 2006, is for 78 months.

During March 2006, the remaining amount of cash held in escrow of approximately $734,000 (£414,000) was transferred to Premier LLC’s operating cash account.

The Manager has determined that the interim rental period and the base rental period are two distinct and separate aspects of the leases with Premier Telecom. The Manager based this determination on the interim rental period being in excess of one fiscal year, whereas most interim rental periods last several months. Based on the unique nature of this transaction, the Premier Telecom lease was tested twice to determine whether it qualified as an operating lease or direct finance lease; once at the inception of the interim rent period and again before the commencement of the base term for all the equipment purchased. The first lease testing for the interim period resulted in the lease being classified as an operating lease. The second lease test at the beginning of the base term for all the equipment purchased resulted in the lease being classified as a direct finance lease, due to the applicable bargain purchase option available at the end of the lease. As a result of the lease being classified as a direct finance lease for the base term, the net book value of $13,695,000 was transferred from investment in operating leases to investment in finance leases on July 1, 2006, in accordance with GAAP.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years are as follows at December 31, 2006:

Year Ending
December 31,
2007	$3,557,694
2008	$3,557,694
2009	$3,557,694
2010	$3,557,694
2011	$3,557,694

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4) Investments in Operating Leases

Investments in operating leases consist of the following at December 31:

	2006	2005
Containership vessels	$107,219,708	$107,219,708
Digital mini-labs	8,863,740	9,098,024
Information technology equipment	6,027,658	6,162,472
Phone systems	18,077,855	4,193,186
Refrigeration equipment	720,473	1,309,952
Manufacturing equipment	4,304,916	894,047
Bedside entertainment and
communication terminals	-	9,844,544
	145,214,350	138,721,933

Accumulated depreciation	(45,418,818)	(25,710,754)

	$99,795,532	$113,011,179

Containership Vessels

On January 13, 2005, the LLC acquired, through a wholly-owned subsidiary, ICON Containership III, LLC, a 100% interest in a container vessel, the 1991 ZIM Italia (the “Italia Vessel”) from ZIM Israel Navigation Co., Ltd. (“ZIM”) and simultaneously entered into a bareboat charter with ZIM for the Italia Vessel. The charter is for a five year period ending in December 2009 with a charterer option for two one-year extension periods. The purchase price for the Italia Vessel was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash and (ii) approximately $26,150,000 of non-recourse debt. Bank fees, legal fees and other expenses of approximately $360,000 were also paid and capitalized as part of the acquisition cost of the Italia Vessel. The non-recourse debt has a five year term and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year. In connection with the closing of this transaction, the LLC entered into an interest rate swap with Fortis Bank NV/SA, New York Branch, in which the variable interest rate was swapped for a fixed interest rate of 5.35% per year plus 1.50% per year. The lender has a security interest in the Italia Vessel and an assignment of the rental payments under the bareboat charter.

On June 24, 2004, the LLC acquired, through two wholly-owned subsidiaries, ICON Containership I, LLC and ICON Containership II, LLC, a 100% interest in two container vessels, the 1991 ZIM Korea and the 1990 ZIM Canada (collectively, the "Vessels") from ZIM. The LLC simultaneously entered into bareboat charters with ZIM for the Vessels. The charters are for a five year period ending in June 2009 with a charterer option for two one-year extension periods. The purchase price of the Vessels was approximately $70,700,000, comprised of (i) approximately $18,400,000 in cash and (ii) approximately $52,300,000 of non-recourse debt. Bank fees, legal fees and other expenses of approximately $810,000 were also paid and capitalized as part of the acquisition cost of the Vessels. The non-recourse debt is cross collateralized, has a five year term and bears interest at the LIBOR plus 1.50% per year. In connection with the closing of this transaction, the LLC entered into an interest rate swap with Fortis Bank NV/SA, New York Branch, in which the variable interest rate was swapped for a fixed interest rate of 5.35% per year plus 1.50% per year. The lender has a security interest in the Vessels and an assignment of the rental payments under the bareboat charters.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(4) Investments in Operating Leases - continued

Digital Mini-labs

During December 2004, the LLC acquired 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The leases expire at various times from November 2007 to September 2008. The purchase price of this equipment was approximately $9,100,000 in cash, inclusive of legal costs. At December 31, 2006, the Manager determined, based upon an independent third party appraisal, to record an impairment of approximately $234,000 to more closely approximate the adjusted book value to the current fair value of the equipment.

Information technology equipment

On March 31, 2004, the LLC along with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the Manager, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a lease with Government Employees Insurance Company (“GEICO”) until March 31, 2007. The LLC paid approximately $4,331,000 for its investment in ICON GeicJV. The LLC and Fund Nine have interests of 74% and 26%, respectively. On April 30, 2004, ICON GeicJV acquired the technology equipment subject to the lease for a total cost of approximately $5,853,000 in cash. The Manager has been notified that GEICO will return the equipment upon expiration of the lease.

Phone Systems

During March 2005, the LLC acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to a lease with CompUSA, Inc. (“CompUSA”). The lease term expires during December 2009. The purchase price was approximately $1,174,000 in cash, inclusive of legal costs. During December 2004, the LLC acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to a lease with CompUSA. The lease term expires during December 2008. The purchase price was approximately $2,990,000 in cash, inclusive of legal costs.

On September 28, 2006, the LLC along with Fund Nine, formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000 of which the LLC’s contribution was approximately $10,044,000.

On September 28, 2006, ICON Global Crossing II purchased state-of-the-art telecommunications equipment for approximately $12,044,000. This equipment is subject to a 48 month lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, “Global Crossing Group”) that commenced on November 1, 2006.

On October 31, 2006, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), made a capital contribution of approximately $1,841,000 to ICON Global Crossing II. The contribution changed the interests of ICON Global Crossing II for the LLC, Fund Nine and Fund Eleven at October 31, 2006 to 72.3%, 14.4% and 13.3%, respectively. The additional capital contribution was used to purchase state-of-the-art telecommunications equipment subject to a 48 month lease with Global Crossing Group that commenced on November 1, 2006.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4) Investments in Operating Leases - continued

Refrigeration equipment

During July 2004, the LLC purchased Hussman refrigeration equipment which was on lease to PW Supermarkets, Inc. (“PW Supermarkets”). The purchase price of this equipment was approximately $1,310,000 in cash. The lease is for a two year period, with respect to a portion of the equipment, and is for a three year period with respect to the rest of the equipment, commencing August 1, 2004, with an option to extend the lease for one additional year.

On June 29, 2006, the LLC sold a portion of the refrigeration equipment with a net book value of approximately $225,000 that was on lease with PW Supermarkets for approximately $283,000 in cash. The lease was scheduled to expire with respect to this equipment during July 2006. The LLC paid an unrelated third party approximately $82,000 for a remarketing fee, which was included in the determination of the net loss on the sale of this asset, which was approximately $24,000.

Manufacturing equipment

On July 28, 2006, the LLC was assigned and assumed the rights to a lease from Finance Group, Inc. (“Varilease”) for approximately $2,817,000. Varilease was a party to a lease with Anchor Tool & Die, Co. (“Anchor”) for steering column production and assembly equipment. The equipment is currently installed and operating at Anchor’s production facility. The lease term expires on September 30, 2009.

On March 23, 2006, the LLC was assigned and assumed the rights to a lease from Remarketing Services, Inc. (“Remarketing Services”), a related party, for approximately $594,000. Remarketing Services was assigned and assumed the rights to a lease from Chancellor Fleet Corporation (“Chancellor”), an unrelated third party. Chancellor was a party to a lease with Saturn Corporation for material handling equipment. The lease term expires on September 30, 2011.

On December 31, 2004, the LLC entered into an agreement with Varilease for the purchase of four Double Box Girder Cranes (collectively, the “Cranes”) on lease to WPS, Inc. (“WPS”). The purchase price of the Cranes was approximately $894,000 in cash. The lease commenced on April 1, 2005 and has a lease term of 48 months.

Aggregate minimum future rentals receivable from each of the LLC’s non-cancelable leases over the next five years as discussed above, consist of the following at December 31, 2006:

Year Ending
December 31,
2007	$27,186,723
2008	$23,920,139
2009	$15,850,908
2010	$3,394,990
2011	$83,434

(5) Joint Ventures

The LLC and certain of its affiliates, entities also managed by the Manager, formed six joint ventures for the purpose of acquiring and managing various leased equipment. The LLC and these affiliates have substantially identical investment objectives and participate on identical terms and conditions. The LLC and the other joint venture participants have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the equipment or joint venture.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(5) Joint Ventures - continued

The four joint ventures described below are minority owned and accounted for under the equity method.

ICON Global Crossing, LLC

On November 17, 2005, the LLC along with Fund Eleven, and ICON Income Fund Eight A L.P. (“Fund Eight A”) formed ICON Global Crossing, LLC (“ICON Global Crossing”), with original interests of 44%, 44% and 12%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. Global Crossing Telecommunications, Inc. (“Global Crossing”) is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers. On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed the interests for the LLC, Fund Eleven and Fund Eight A to 30.6%, 61.4% and 8.0%, respectively. The total capital contributions made to ICON Global Crossing as of December 31, 2006 were approximately $25,131,000, of which the LLC’s share was approximately $7,695,000.

During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment that is subject to a lease with Global Crossing (including initial direct costs in the form of legal fees of approximately $157,000). The term of the lease is 48 months and the lease commenced on April 1, 2006. The LLC’s net carrying value of ICON Global Crossing is approximately $6,593,000 at December 31, 2006.

Information as to the unaudited financial position and results of operations of ICON Global Crossing at December 31, 2006 and 2005 and for the year ended December 31, 2006 and the period from November 17, 2005 (commencement of operations) through December 31, 2005 are summarized below:

	December 31,
	2006	2005
Assets	$21,503,315	$17,397,940
Liabilities	4,758	-
Equity	21,498,557	17,397,940
LLC's share of equity	6,592,795	7,695,494
Contributions	-	7,695,494

	Year Ended December 31, 2006	Period From November 17, 2005 (Commmencement of Operations) through December 31, 2005
Net income (loss)	$2,439,969	$-
LLC's share of net income	797,809	-

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5) Joint Ventures - continued

ICON EAM, LLC

On November 9, 2005, the LLC, along with Fund Eleven, formed ICON EAM, LLC (“ICON EAM") and each contributed approximately $5,618,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the Master Lease. The Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on the Manager’s further due diligence, it determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at this time. All amounts funded by ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. ICON EAM's initial investment and all accrued interest will be returned to the LLC and Fund Eleven. The LLC’s net carrying value of ICON EAM is approximately $7,226,000 at December 31, 2006.

On March 13, 2006, in accordance with the lease agreement with EAM, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock. On March 13, 2006, the Manager had estimated the value of the warrants to be zero in part since Energy Asset Management plc was privately held with no current market for its shares. Energy Asset Management plc subsequently completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of £1.50. ICON EAM has classified these warrants as available for sale securities and any unrealized gains and losses during the period are reflected in other comprehensive income, which is a component of members’ equity of ICON EAM. Realized gains and losses during the year are reflected in the statement of operations. At December 31, 2006, the Manager has determined, based upon the Black-Scholes option pricing model, that the fair value of these warrants is approximately $1,076,000. The assumptions used for the Black-Scholes option pricing model were as follows: strike price £1.50, share price £.66, estimated holding period of two years from March 13, 2006, a volatility of 75%, and a risk free interest rate of 5.0%. The warrants issued to ICON EAM in accordance with the lease are not affected by the developments that occurred with respect to the lease.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(5) Joint Ventures - continued

Information as to the unaudited financial position and results of operations of ICON EAM at December 31, 2006 and 2005 and for the year ended December 31, 2006 and the period from November 9, 2005 (commencement of operations) through December 31, 2005 are summarized below:

	December 31,
	2006	2005
Assets	$14,452,596	$11,235,250
Liabilities	-	-
Equity	14,452,596	11,235,250
LLC's share of equity	7,226,298	5,617,625
Contributions	7,852	5,617,625

	Year Ended December 31, 2006	Period From November 9, 2005 (Commmencement of Operations) through December 31, 2005
Net income	$531,166	$-
LLC's share of net income	265,583	-

ICON AEROTV, LLC

On December 22, 2005, the LLC, along with Fund Eleven, formed ICON AEROTV, LLC (“ICON AeroTV”) and each contributed approximately $2,776,000 for a 50% interest. During February and March 2006, ICON AeroTV purchased approximately $986,000 of equipment that was leased to AeroTV Ltd. (“AeroTV”) with lease terms that expire between December 31, 2007 and June 30, 2008. On August 3, 2006, ICON AeroTV agreed to purchase approximately $844,000 of additional equipment on lease to AeroTV with a lease term due to expire on June 30, 2008. On August 17, 2006, ICON AeroTV paid approximately $371,000 of the agreed upon purchase price of $844,000 and agreed to pay the remaining $473,000 conditioned upon AeroTV installing the leased equipment. AeroTV is a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom. The LLC’s net carrying value of ICON AeroTV is approximately $2,788,000 at December 31, 2006.

On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and has recently filed for insolvency protection in the United Kingdom. Upon receiving such notifications, the Manager, in consideration for the forgiveness of certain rent, was able to negotiate directly with AeroTV's customer to receive lease payments due to ICON AeroTV through the date of termination of the service agreement between AeroTV and its customer. Certain facts recently came to light that give the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV.  The Manager is thoroughly reviewing these facts with outside legal counsel to determine if legal action is warranted against AeroTV. The lease was recorded by ICON AeroTV as a finance lease. At December 31, 2006, there were approximately $882,000 of minimum rents receivable over the remaining life of the lease. As a result of being notified by AeroTV’s customer of the termination of its service agreement with AeroTV and AeroTV’s recent filing for insolvency protection in the United Kingdom, ICON AeroTV has recorded a reserve for the remaining minimum rents receivable balance of approximately $664,000, which the Manager now deems uncollectible at December 31, 2006.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5) Joint Ventures - continued

ICON Aircraft 46837, LLC

On March 31, 2004, the LLC, along with Fund Eight A, formed a joint venture, ICON Aircraft 46837 LLC ("Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx"), which lease expires on March 31, 2007. The LLC initially acquired a 71.4% interest in this joint venture for a total cash contribution of approximately $2,466,000. Legal and bank fees of $238,621 were also paid and capitalized as part of the cost of the investment.

Fund Eight A had an option to acquire an additional 61.4% interest in Aircraft 46837 from the LLC. The cost of the option was $10,000. During the third quarter of 2004, the option was exercised and the LLC sold a 61.4% interest in Aircraft 46837 to Fund Eight A, giving the LLC a 10% interest. The LLC received approximately $2,297,000 for the 61.4% interest. The LLC consolidated 46837's results of its operations and cash flows for the period from January 1, 2004 to June 30, 2004. The LLC’s net carrying value of ICON Aircraft 46837 is approximately $418,000 at December 31, 2006.

The aircraft is subject to non-recourse debt that accrues interest at 4.0% per annum and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx. The outstanding balance of the non-recourse debt secured by this aircraft at December 31, 2006 and 2005 was $2,660,814 and $7,834,633, respectively.

On September 21, 2006, FedEx provided Aircraft 46837 its irrevocable notice to purchase the aircraft. Pursuant to the lease, Aircraft 46837 had twenty days to agree with FedEx on the fair value of the aircraft. The lease further provides that if the parties do not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by the Manager and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 46837 selected a nationally recognized appraiser and received an appraisal value for the aircraft of $7,300,000. In addition, the Manager commissioned a second nationally recognized appraiser to conduct an appraisal on the aircraft who appraised the aircraft at $6,700,000.

The appraiser selected by FedEx, however, valued the aircraft at only $4,400,000, which was significantly lower than the Manager’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by the Manager and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5) Joint Ventures - continued

On March 2, 2007, Aircraft 46837 was notified that the third appraiser valued the aircraft at what the Manager believes is an exceedingly low appraisal valuing the aircraft at $4,120,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the aircraft of $4,260,000, resulting in a loss on the sale of the aircraft of approximately $900,000 which will be recorded by Aircraft 46837 during the first quarter of 2007.

The Manager has serious concerns about the propriety of the appraisal process and has advised FedEx that he believes FedEx improperly interfered with the process, and thereby negatively impacted the appraisal price of the aircraft. The Manager is thoroughly reviewing the facts with its outside legal counsel. On March 30, 2007, Aircraft 46837 sold the aircraft to FedEx for $4,260,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

The Manager concluded, based on upon an independent third party appraisal obtained on December 2006, that no impairments were required on this aircraft at December 31, 2006. At December 31, 2005, the Manager determined, based upon an independent third party appraisal that indicated the aircraft was impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,586,000, to more closely approximately the adjusted book value to the current fair value of the aircraft.

Information as to the unaudited financial position and results of operations of ICON Aircraft 46837 at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are summarized below:

		December 31,
		2006	2005
Assets		$5,720,223	$8,700,000
Liabilities		1,537,821	7,603,189
Equity		4,182,402	1,096,811
LLC's share of equity		418,240	109,681
Contributions		-	-

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$3,085,591	$(2,727,968)	$102,431
LLC's share of net income	308,559	(272,797)	10,243

(6) Investment in Unguaranteed Residual Values

Summit Asset Management Limited

On February 28, 2005, the LLC entered into a participation agreement with Summit Asset Management Limited (“SAM”), an unrelated third party, acquired a 75% interest in the unguaranteed residual values of a portfolio of equipment on lease with various United Kingdom lessees. These leases expire at various dates through August 30, 2009. The LLC does not have an interest in the equipment until the expiration of the initial term of the leases. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The purchase price was approximately $2,843,000 in cash, inclusive of legal costs.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(6) Investment in Unguaranteed Residual Values - continued

SAM receives commissions on transaction and realization proceeds, as defined in the participation agreement. For the years ended December 31, 2006 and 2005, the LLC paid SAM approximately $46,000 and $33,000, respectively, in commissions and realization proceeds, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

During the year ended December 31, 2006, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $881,000. Of this amount, the LLC realized proceeds of approximately $440,000 on sales of its interests in unguaranteed residual values with a cost basis of approximately $480,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $401,000 to investments in operating leases. The lease terms expire at various dates through August 2009.

During the year ended December 31, 2005, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $335,000. Of this amount, the LLC realized proceeds of approximately $25,000 on sales of its interests in unguaranteed residual values with a cost basis of approximately $25,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $310,000 to investments in operating leases. The lease terms expire at various dates through August 2009.

Key Finance Group Limited

During July 2006, the LLC entered into a purchase and sale agreement (the “Purchase Agreement”) with Key Finance Group, Ltd. (“Key Finance”) (a United Kingdom based company) to acquire an interest in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom for approximately $782,000 (£422,000) in cash. These leases have expiration dates ranging from December 2006 through March 2015. As of December 31, 2006, there have not been any sales of these assets.

Under the terms of the Purchase Agreement, Key Finance and the LLC will receive residual proceeds up to the “bottom residual value,” as defined in the remarketing agreement. The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement. Under the terms of the Purchase Agreement, once the portfolio’s return to the LLC has exceeded a certain threshold, as established in the Purchase Agreement, any additional residual proceeds will be split equally between the LLC and Key Finance.

(7) Equipment Held for Sale or Lease, Net

During September 2003, the LLC acquired Boeing 767 aircraft rotables and accessories, of which approximately 80% were on lease to Flugfelagid Atlanta hf, which is conducting business as Air Atlanta Icelandic ("Air Atlanta"). This lease expired on November 30, 2004 however the lessee paid additional rent through mid 2005. Currently, all of the Boeing 767 aircraft rotables are held for sale or lease and the equipment is currently in the process of being remarketed. The remaining 20% was on lease with Air Atlanta, but is now held for sale or lease. At December 31, 2005, the LLC recorded an impairment loss of approximately $98,000 on these aircraft rotables due to a third party sale during March 2006, which indicated that the fair market value of these aircraft rotables is less than net book value.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(7) Equipment Held for Sale or Lease, Net - continued

On March 1, 2006, the LLC sold a portion of its Boeing 767 aircraft rotables and received sales proceeds of $1,865,000, which was equal to the LLC’s net book value of the equipment. Accordingly, no gain or loss was recorded on the sale.

At September 30, 2006, the Manager determined, based upon recent negotiations with potential buyers, that the LLC’s remaining aircraft rotables were impaired. Accordingly, the LLC recorded an impairment loss for approximately $441,000 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables, net of estimated selling costs.

(8) Notes Payable - Non-Recourse

Notes payable are comprised solely of the non-recourse debt incurred in connection with the acquisition of three containership vessels purchased from ZIM. The Vessels were acquired during 2004 and the non-recourse debt related to it matures in July 2009. The Italia Vessel was acquired during January 2005 and the non-recourse debt related to it matures in January 2010. All of the non-recourse debt accrues interest at the LIBOR plus 1.50% per year. The lender has a security interest in the three vessels and an assignment of the rental payments under the bareboat charters with ZIM. The outstanding balances of the notes payable at December 31, 2006 and 2005 is approximately $45,770,000 and $60,474,000, respectively.

Simultaneously with the acquisitions of the three Vessels, the LLC entered into interest rate swap contracts with Fortis Bank NV/SA, New York Branch, in order to fix the variable interest rate on the non-recourse debt and minimize the LLC’s risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 5.35% per year plus 1.50% per year for the Vessels’ debt and 5.35% per year plus 1.50% per year for the Italia Vessel’s debt. The LLC accounts for its swap contracts in accordance with SFAS 133, as amended, and recorded the swap contracts at their estimated fair value at December 31, 2006 and recognizes the periodic change in their fair value as other comprehensive income.

The aggregate maturities of notes payable - non recourse over the next five years consist of the following at December 31, 2006:

Year Ending
December 31,
2007	$15,511,914
2008	16,363,552
2009	12,722,892
2010	1,171,333

(9) Revolving Loan Facility - Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), Fund Eight B, Fund Nine, and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the “Lender”). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(9) Revolving Loan Facility - Recourse - continued

is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2006. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at December 31, 2006 and no amounts are due to or payable by the LLC under the Contribution Agreement.

On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness incurred by certain of the Borrowers and their affiliates under a line of credit agreement they had with Comerica Bank.

The line of credit agreement with Comerica Bank was subsequently terminated and the Borrowers entered into the new line of credit agreement with California Bank & Trust.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Agreement. The changes to the Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2006 was 8.25%.

Aggregate borrowings by all Borrowers under the Facility amounted to $3,125,000 at December 31, 2006. The LLC currently has no borrowings outstanding under the Facility.

(10) Transactions with Related Parties

In accordance with the terms of these agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, (ii) prepaid service fees of 6.5% based upon the gross proceeds from the sale of shares to additional members, and (iii) organization and offering expenses, ranging from 1.5% to 3.5%, from the gross proceeds from the sale of shares to additional members, as defined in the LLC Agreement. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(10) Transactions with Related Parties - continued

The total compensation that the Manager and ICON Securities Corp. may earn, not including management fees and administrative expense reimbursements, was limited to 12% of gross offering proceeds up to the first $37,500,000 raised, 11% of gross offering proceeds from $37,500,001 to $75,000,000 and 10% of gross offering proceeds from $75,000,001 to $150,000,000.

The Manager performs certain services relating to the management of the LLC’s equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the Manager and are necessary to the LLC’s operations.  These costs include the Manager’s legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $129,348, $121,233 and $47,159 for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, the Manager’s interest in the LLC’s net loss was $19,719, $49,447 and $31,839 for the years ended December 31, 2006, 2005 and 2004, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Prepaid service fees (a)	$-	$2,666,122	$5,537,523
Organization and offering fees (b)	-	615,259	1,927,201
Underwriting commissions (b)	-	820,345	1,703,853
Management fees (c)	1,954,137	1,624,238	644,184
Administrative expense reimbursements (c)	977,228	906,570	1,216,345

Total fees paid to the Manager	$2,931,365	$6,632,534	$11,029,106

(a) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(b) Charged directly to members' equity.
(c) Charged directly to operations.

The LLC had a net payable of $60,271 due to the Manager at December 31, 2006 for management fees and administrative expense reimbursements accrued and unpaid at December 31, 2006. The LLC repaid the Manager $75,743 during March 2007.

The LLC had a net receivable of $12,019 due from the Manager at December 31, 2005, which consisted of $29,500 due from the Manager for costs associated with the offering and $17,481 due to the Manager for administrative expense reimbursements accrued and unpaid at December 31, 2005. The LLC’s Manager repaid the $29,500 during March 2006.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(11) Fair Value of Financial Instruments

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse notes payable, if any, approximates fair value due to their short-term maturities and variable interest rates.

(12) Concentrations

The LLC's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk.

For the year ended December 31, 2006, the LLC had two lessees that accounted for approximately 72% of rental and finance income. ZIM accounted for approximately 62% of the total. For the year ended December 31, 2005, the LLC had two lessees that accounted for approximately 82% of rental income. ZIM accounted for approximately 71% of the total. For the year ended December 31, 2004, the LLC had four lessees that accounted for approximately 98% of rental income. ZIM accounted for approximately 59% of the total.

For the year ended December 31, 2006, the LLC had three lessees that accounted for approximately 93% of total assets and one lender accounted for approximately 89% of the total liabilities. ZIM accounted for approximately 74% of the total assets and Fortis NV/SA, New York Branch, accounted for approximately 89% of total liabilities. For the year ended December 31, 2005, ZIM accounted for approximately 63% of the total assets and 95% of total liabilities of the LLC.

(13) Other Comprehensive Income (Loss)

For the years ended December 31, 2006, 2005 and 2004, other comprehensive loss consists of the following:

	2006	2005	2004
Net loss	$(1,971,947)	$(4,944,700)	$(3,183,857)

Other comprehensive income (loss):
Change in valuation of interest rate
swap contracts	(243,456)	1,301,596	(303,619)
Change in valuation of warrants held
by a joint venture	538,072	-	-

Foreign currency translation adjustment	3,319,299	(1,020,171)	-

Comprehensive income (loss)	$1,641,968	$(4,663,275)	$(3,487,476)

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(14) Commitments and Contingencies

The LLC has entered into remarketing and residual sharing agreements with third parties. In connection with these agreements remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

Under the terms of the Purchase Agreement, Key Finance and the LLC will receive residual proceeds up to the “bottom residual value,” as defined in the remarketing agreement. The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement. Under the terms of the Purchase Agreement, once the portfolio’s return to the LLC has exceeded a certain threshold as established in the Purchase Agreement, any additional residual proceeds will be split equally between the LLC and Key Finance.

At the time the LLC acquires or divests of its interest in an equipment lease or other leasing transaction, the LLC sometimes agrees to indemnify the seller or buyer for specific contingent liabilities. The Manager believes that any liability to the LLC that may arise as a result of any such indemnification agreements will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

(15) Income Taxes (Unaudited)

At December 31, 2006 and 2005, the members’ equity included in the consolidated financial statements totaled $93,971,043 and $105,449,404, respectively. The members’ capital for Federal income tax purposes at December 31, 2006 and 2005 totaled $132,679,048 and $137,342,683, respectively. The difference arises primarily from sales and offering expense reported as a reduction in the additional member’s capital accounts for financial reporting purposes but not for Federal income tax reporting purposes and the differences in gain (loss) on sale of equipment, depreciation and amortization between financial reporting purposes and Federal income tax purposes.

The following table reconciles net loss for financial statement reporting purposes to the net income for Federal income tax purposes for the years ended December 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004
Net loss per consolidated financial statements	$(1,971,947)	$(4,944,700)	$(3,183,857)

Depreciation and amortization	9,220,469	9,856,652	2,134,797
Impairment loss	538,828	-	-
Deferred rental (loss) income	(279,763)	501,510	880,328
Gain (Loss) on sale of equipment	(875,577)	(21,459)	10,317
Other items	532,647	(36,920)	620,965

Net income for Federal income tax purposes	$7,164,657	$5,355,083	$462,550

(16) Share Redemptions

The Manager consented to the LLC redeeming 444, 704 and 116 member shares for the years ended December 31, 2006, 2005 and 2004, respectively. The redemption amounts are calculated according to a specified redemption formula that is calculated pursuant to the LLC Agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC Agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. Redeemed member shares are accounted for as a reduction of members' equity.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(17) Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes finance leases, operating leases, net of accumulated depreciation, investments in joint ventures and investments in unguaranteed residual values at December 31, 2006 and 2005 and for the years then ended is as follows:

	Year Ended December 31, 2006
	United	United
	States	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$7,802,135	$1,698,956	$17,568,000	$27,069,091
Finance income	-	1,324,246	-	1,324,246
Income from investments in joint ventures	1,106,369	150,955	-	1,257,324

	Year Ended December 31, 2006
	United	United
	States	Kingdom	Vessels (a)	Total
Long-lived assets:
Investments in finance leases:
Minimum rents receivable	$-	$22,975,426	$-	$22,975,426
Estimated unguaranteed residual values	-	2,160,615	-	2,160,615
Initial direct costs, net	-	182,049	-	182,049
Unearned income	-	(10,899,809)	-	(10,899,809)

Investments in finance leases, net	$-	$14,418,281	$-	$14,418,281

Investments in operating leases, net	$25,204,772	$36,894	$74,553,866	$99,795,532
Investments in joint ventures	$7,011,036	$10,013,763	$-	$17,024,799
Investments in unguaranteed residual values	$-	$2,409,009	$-	$2,409,009

	Year Ended December 31, 2005
	United	United
	States	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$6,617,184	$506,764	$17,356,533	$24,480,481
Finance income	-	-	-	-
Income from investments in joint ventures	(272,797)	-	-	(272,797)

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(17) Geographic Information - continued

	Year Ended December 31, 2005
	United	United
	States	Kingdom	Vessels (a)	Total
Long-lived assets:

Investments in operating leases, net	$24,462,034	$-	$88,549,145	$113,011,179
Investments in joint ventures	$7,805,176	$8,389,465	$-	$16,194,641
Investments in unguaranteed residual values	$-	$2,506,935	$-	$2,506,935

(a) All of the LLC's vessels are chartered to ZIM, an Israel based company. When the LLC charters a vessel to a Charterer, the Charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impractical.

(18) Selected Quarterly Financial Data (Unaudited)

The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2006 and 2005:

	Quarters Ended in 2006
	March 31,	June 30,	September 30,	December 31,
Total Revenue	$7,018,181	$7,425,332	$7,465,508	$8,300,510
Net (loss) profit allocable to additional members	$(1,029,506)	$(377,923)	$(432,909)	$(111,890)
Net (loss) profit per weighted average
additional members share	$(6.91)	$(2.54)	$(2.91)	$(0.75)

	Quarters Ended in 2005
	March 31,	June 30,	September 30,	December 31,
Total Revenue	$5,750,797	$6,216,847	$6,442,827	$6,592,634
Net loss allocable to additional members	$(1,432,379)	$(1,321,471)	$(897,068)	$(1,244,335)
Net loss per weighted average
additional members share	$(11.44)	$(8.85)	$(6.01)	$(8.34)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2006, we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2006, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

While evaluating our Manager’s disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff.  Our Manager hired an additional accounting staff member during 2006 who is a certified public accountant and experienced with public reporting entities. Subsequently, in 2007 our Manager hired two additional senior accountants with more than 16 and 8 years of experience with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.

In designing and evaluating our Manager’s disclosure controls and procedures, our Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Manager’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Manager’s Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant's Manager

Our Manager, ICON Capital Corp., a Connecticut corporation, was formed in 1985. Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our acquisition and disposition of equipment, our Manager will provide services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Our Manager’s Directors and Officers are:

Name	Age	Position
Beaufort J.B. Clarke	60	Chairman, Chief Executive Officer and Director
Thomas W. Martin	53	President, Chief Operating Officer and Director
Michael A. Reisner	36	Executive Vice President and Chief Financial Officer
Mark Gatto	34	Executive Vice President-Business Development
Patricia Palmer	43	Executive Vice President
Richard L. Specker	52	Senior Managing Director
Joel S. Kress	34	Senior Vice President and General Counsel
David J. Verlizzo	34	Vice President and Deputy General Counsel
David C. Wright	49	Senior Vice President-Accounting
Anthony J. Branca	38	Senior Vice President-Finance
Craig A. Jackson	48	Vice President-Remarketing and Portfolio Management

Beaufort J. B. Clarke has been Chairman, Chief Executive Officer and a Director since August 1996. He was President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling LLP. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

Thomas W. Martin has been President since February 2007, Chief Operating Officer since February 2006, has been a Director (and Director, President and Treasurer of ICON Securities Corp. as well) since August 1996, and was Chief Financial Officer from May 2003 through January 2007. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisner has been Executive Vice President and Chief Financial Officer since January 2007 and was Executive Vice President-Acquisitions from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto has been Executive Vice President-Business Development since February 2006. Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease. Before serving as Associate General Counsel from November 1999 through October 2000, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our Manager in April 2005. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Patricia Palmer has been Executive Vice President (and Executive Vice President of ICON Securities Corp. as well) since February 2007, has been a Director of ICON Securities Corp. since December 2002, and was Senior Vice President (and Senior Vice President of ICON Securities Corp. as well) from July 2002 through February 2007. Ms. Palmer, who joined our Manager in December 1996, is responsible for our Manager’s product development, hiring and training, and the coordination of ICON Securities Corp.’s national sales and marketing efforts. Prior to joining our Manager, Ms. Palmer was a Regional Marketing Director at PLM Securities Corp. and a Product Manager at Phoenix Leasing, Inc. Ms. Palmer received a B.A. from the University of California, Berkeley. Ms. Palmer has more than 18 years of experience in the securities and equipment leasing industries.

Richard L. Specker has been Senior Managing Director since April 2006 and was a consultant to our Manager from September 2005 through April 2006. Mr. Specker is responsible for certain portfolio strategy and management functions, including arranging and managing portfolio lease asset restructurings, lease debt refinancing transactions and strategic asset sales. Mr. Specker has over 25 years of experience in asset-based finance and leasing, including as President of the Global Lease Finance Division of Fleet Capital Leasing and as Senior Vice President and Manager of the Structured Lease Finance Group at NationsBanc Leasing Corporation. Mr. Specker received a M.B.A. from the University of North Carolina at Chapel Hill and a B.A. from Duke University. Mr. Specker is a former member of the Board of Directors of the Equipment Leasing and Finance Association.

Joel S. Kress has been Senior Vice President and General Counsel since February 2006. Mr. Kress was Vice President and Associate General Counsel from August 2005 until January 2006. Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

David J. Verlizzo has been Vice President and Deputy General Counsel since February 2006. Mr. Verlizzo was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

David C. Wright is a certified public accountant and has been Senior Vice President-Accounting since February 2005. Mr. Wright was Vice President-Accounting from August 2004 until January 2005. Previously, from 1989 through 2004, Mr. Wright was employed as a manager at several regional and national public accounting firms, including Grant Thornton LLP, Goldstein Golub Kessler LLP and Hays & Company LLP, having responsibility for both public and private engagements. Mr. Wright received a B.A. from Ohio Wesleyan University.

Anthony J. Branca has been Senior Vice President-Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005. Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991. Mr. Branca received a B.B.A. from Pace University.

Craig A. Jackson has been Vice President-Remarketing and Portfolio Management since February 2006. Previously, from October 2001 to 2006, Mr. Jackson was president and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company). Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.  The Code of Ehtics is available free of charge by requesting it in writing from our Manager.  Our Manger's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2006, 2005 and 2004.

Entity	Capacity	Description	2006	2005	2004
ICON Capital Corp.	Manager	Organization
		and offering expenses	$-	$615,259	$1,927,201
ICON Securities Corp.	Managing broker-dealer	Underwriting fees	$-	$820,345	$1,703,853
ICON Capital Corp.	Manager	Prepaid service fees	$-	$2,666,122	$5,537,523
ICON Capital Corp.	Manager	Management fees	$1,954,137	$1,624,238	$644,184
ICON Capital Corp.	Manager	Administrative fees	$977,228	$906,570	$1,216,345

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our Manager of $129,348, $121,233 and $47,159, respectively, for the years ended December 31, 2006, 2005 and 2004. Additionally, our Manager’s interest in our net loss was $19,719, $49,447, and $31,839, respectively, for the years ended December 31, 2006, 2005 and 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

(b)	As of February 28, 2007, Directors and Officers of our Manager do not own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions

See Item 11 for a discussion of our related party transactions.  See Notes 5 and 10 to our financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2006 and 2005, our auditors provided audit services relating to our Annual Report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

	2006	2005
Audit fees	$165,000	$80,250
Audit related fees	$-	1,375
Tax fees (compliance)	$35,250	26,370

	$200,250	$107,995

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1 Certificate of Limited Liability Company of ICON Income Fund Ten, LLC. Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on February 28, 2003 (File No. 333-103503), is incorporated herein by reference.

4.1 ICON Income Fund Ten, LLC Amended and Restated Operating Agreement. Exhibit A to post-effective Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on June 2, 2003 (File No. 333-103503), is incorporated herein by reference.

10.1 Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005. Exhibit 10.1 our Current Report on Form 8-K, dated September 7, 2005, is incorporated herein by reference.

10.2 Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006. Exhibit 10.1 to our Current Report on Form 8-K dated December 29, 2006 is incorporated herein by reference.

31.1 Rule 13a-14(a)/15d-14(a) certifications.

31.2 Rule 13a-14(a)/15d-14(a) certifications.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

000-50654 File No. ICON Income Fund Ten, LLC (Registrant) by its Manager, ICON Capital Corp.

April 2, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

April 2, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

April 2, 2007

/s/ Thomas W. Martin
Thomas W. Martin
President, Chief Operating Officer and Director

April 2, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

65