Form 10-Q
period 2007-03-31
ICON INCOME FUND TEN LLC
filed 2007-05-15
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission File Number	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of outstanding limited liability company shares of the registrant on April 30, 2007 is 148,659.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

ASSETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$7,210,537	$5,685,688

Investments in finance leases:
Minimum rents receivable	22,069,465	22,975,426
Estimated unguaranteed residual values	2,164,364	2,160,615
Initial direct costs, net	170,977	182,049
Unearned income	(10,236,830)	(10,899,809)

Net investments in finance leases	14,167,976	14,418,281

Investments in operating leases:
Equipment, at cost	139,893,542	145,214,350
Accumulated depreciation	(46,527,225)	(45,418,818)

Net investments in operating leases	93,366,317	99,795,532

Investments in joint ventures	15,908,962	17,024,799
Investments in unguaranteed residual values	1,984,433	2,409,009
Equipment held for sale or lease, net	663,612	17,500
Interest rate swap contracts	589,716	754,521
Restricted cash	1,464,000	1,464,000
Prepaid service fees, net	413,772	1,024,155
Other assets, net	1,643,284	2,912,372

Total assets	$137,412,609	$145,505,857

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Notes payable - non-recourse	$41,969,089	$45,769,691
Accounts payable and other liabilities	401,193	509,945
Deferred rental income	1,050,860	1,355,712
Due to Manager, net	22,772	60,271
Minority interest	3,702,580	4,039,195

Total liabilities	47,146,494	51,734,814

Commitments and Contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share original issue price)	(431,366)	(401,837)
Additional Members (148,659 and 148,730 shares outstanding,
$1,000 per share original issue price)	87,598,096	90,581,159
Accumulated other comprehensive income	3,099,385	3,591,721

Total members' equity	90,266,115	93,771,043

Total liabilities and members' equity	$137,412,609	$145,505,857

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
Three Months Ended March 31,
(Unaudited)

	2007	2006
Revenue:
Rental income	$7,438,286	$6,551,901
Finance income	681,951	-
Income from investments in joint ventures	225,877	276,230
Net gain on sales of equipment	118,065	2,726
Interest and other income	89,687	187,324

Total revenue	8,553,866	7,018,181

Expenses:
Depreciation and amortization	6,370,443	6,302,786
Interest	585,779	834,202
Management fees - Manager	588,360	447,837
Administrative expense reimbursements - Manager	210,537	287,331
General and administrative	458,477	174,836
Minority interest	64,003	11,094

Total expenses	8,277,599	8,058,086

Net income (loss)	$276,267	$(1,039,905)

Net income (loss) allocable to:
Additional Members	$273,504	$(1,029,506)
Manager	2,763	(10,399)

	$276,267	$(1,039,905)

Weighted average number of additional
member shares outstanding	148,683	149,065

Net income (loss) per weighted average
additional member share	$1.84	$(6.91)

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
For the Year Ended December 31, 2006 and for the Three Months Ended March 31, 2007
(Unaudited)

				Accumulated
				Other	Total
	Additional	Additional	Managing	Comprehensive	Members'
	Member Shares	Members	Member	Income (Loss)	Equity
Balance, January 1, 2006	149,174	$105,724,368	$(252,770)	$(22,194)	$105,449,404

Additional member shares redeemed	(444)	(385,563)	-	-	(385,563)
Cash distributions to members	-	(12,805,418)	(129,348)	-	(12,934,766)
Change in valuation of interest rate
swap contracts	-	-	-	(243,456)	(243,456)
Change in valuation of warrants held
by a joint venture	-	-	-	538,072	538,072
Foreign currency translation adjustment	-	-	-	3,319,299	3,319,299
Net loss	-	(1,952,228)	(19,719)	-	(1,971,947)

Balance, December 31, 2006	148,730	90,581,159	(401,837)	3,591,721	93,771,043

Additional member shares redeemed	(71)	(59,612)	-	-	(59,612)
Cash distributions to members	-	(3,196,955)	(32,292)	-	(3,229,247)
Change in valuation of interest rate
swap contracts	-	-	-	(164,805)	(164,805)
Change in valuation of warrants held
by a joint venture	-	-	-	(473,681)	(473,681)
Foreign currency translation adjustment	-	-	-	146,150	146,150
Net income	-	273,504	2,763	-	276,267

Balance, March 31, 2007	148,659	$87,598,096	$(431,366)	$3,099,385	$90,266,115

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$276,267	$(1,039,905)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(4,392,000)	(4,392,000)
Finance income	(681,951)	-
Income from investments in joint ventures	(225,877)	(276,230)
Net gain on sales of equipment	(118,065)	(2,726)
Net gain on foreign currency transactions	-	-
Impairment loss	-	-
Depreciation and amortization	6,370,443	6,302,786
Interest expense on non-recourse financing paid directly
to lenders by lessees	585,779	834,202
Minority interest	64,003	11,094
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	945,915	-
Due to Manager and affiliates, net	266	195,730
Other assets	1,266,475	(96,063)
Accounts payable and other liabilities	(103,132)	(996,532)
Deferred rental income	(304,852)	(42,154)

Net cash provided by operating activities	3,683,271	498,202

Cash flows from investing activities:
Investments in operating leases, net of security deposit assumed	-	(253,853)
Proceeds from sales of equipment and unguaranteed residual values	547,470	1,955,354
Distributions received from joint ventures	986,639	135,079
Restricted cash provided	-	733,792
Minority interest contribution in joint venture	-	(35,056)
Distributions to minority interest holders in joint ventures	(400,618)	(120,682)

Net cash provided by investing activities	1,133,491	2,414,634

Cash flows from financing activities:
Cash distributions to members	(3,229,247)	(3,237,990)
Additional member shares redeemed	(59,612)	(165,527)

Net cash used in financing activities	(3,288,859)	(3,403,517)

Effects of exchange rates on cash and cash equivalents	(3,054)	(85,621)

Net increase (decrease) in cash and cash equivalents	1,524,849	(576,302)
Cash and cash equivalents, beginning of the period	5,685,688	24,242,517

Cash and cash equivalents, end of the period	$7,210,537	$23,666,215

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse notes payable
directly to lenders by lessees	$4,392,000	$4,392,000
Transfer of investments in lease assets to equipment held for
sale or lease, net	$646,112	$-
Transfer from restricted cash to investments in operating leases	$-	$1,599,797
Sales proceeds received by an affiliate for sale of investments in
unguaranteed residual values	$34,003	$-
Transfer from investments in unguaranteed residual values to
investments in operating leases	$99,887	$48,286

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(1) Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Ten, LLC (the “LLC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of ICON Capital Corp. (the “Manager”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s 2006 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% but less than 50% interest, under the equity method of accounting. In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as a dividend. All of the LLC’s investments in joint ventures are subject to its impairment review policies.

In joint ventures where the LLC’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2) Organization

The LLC was formed on January 2, 2003 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2023, unless terminated sooner.

The Manager of the LLC is a Connecticut corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into under the terms of the LLC’s limited liability company agreement (the “LLC Agreement”). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments are made with the cash generated from the LLC’s initial investments to the extent that cash in not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” The LLC currently anticipates purchasing equipment from time to time until approximately April 4, 2010, unless that date is extended for up to an additional three

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
(2) Organization - continued

years, in the Manager’s sole discretion. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business, a time frame called the “liquidation period”.

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and have received, in addition, other distributions and allocations that provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

(3) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, unguaranteed residual values, depreciation and amortization and impairment losses. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current presentation.

(4) Investments in Operating Leases

Investments in operating leases consist of the following:

	(Unaudited)
	March 31,	December 31,
	2007	2006
Containership vessels	$107,219,708	$107,219,708
Digital mini-labs	8,863,740	8,863,740
Information technology equipment	706,850	6,027,658
Phone systems	18,077,855	18,077,855
Refrigeration equipment	720,473	720,473
Manufacturing equipment	4,304,916	4,304,916
	139,893,542	145,214,350

Accumulated depreciation	(46,527,225)	(45,418,818)

	$93,366,317	$99,795,532

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(4)  Investments in Operating Leases - continued

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

During March 2007, GEICO returned equipment with a cost basis of approximately $5,367,000 and extended equipment with a cost basis of approximately $486,000, on a month to month lease renewal. Of the equipment that was returned, the Manager sold equipment with a net book value of approximately $130,000. The LLC realized proceeds of approximately $142,000 and recognized a gain of approximately $12,000. The remaining returned equipment, which had a net book value of approximately $646,000, was reclassified to equipment held for sale or lease, net at March 31, 2007.

(5) Joint Ventures

The joint ventures described below are not consolidated with the LLC.

ICON Global Crossing, LLC

The LLC had a 30.6% interest in ICON Global Crossing LLC (“ICON Global Crossing”) whose sole purpose is to lease state-of-the-art telecommunications equipment to Global Crossing Telecommunications, Inc. (Global Crossing”). For the period ended March 31, 2007 and 2006, ICON Global Crossing recorded net income of approximately $677,000 and $379,000, respectively. The increase in net income related to ICON Global Crossing commencing a 48 month lease term with Global Crossing during April 1, 2006.

The results of operations of ICON Global Crossing for the three months ended March 31, 2007, and 2006 are summarized below:

	Three Months ended March 31,
	2007	2006
Net income (loss)	$676,853	$378,851
LLC's share of net income	207,252	166,694

The LLC owns a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”). On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and has recently filed for insolvency protection in the United Kingdom. Upon receiving such notifications, the Manager, in consideration for the forgiveness of certain rent, was able to negotiate directly with AeroTV's customer to receive lease payments due to ICON AeroTV through the date of termination of the service agreement between AeroTV and its customer. Certain facts came to light that give the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. ICON AeroTV thoroughly reviewed these facts and circumstances with outside legal counsel. On February 20, 2007, ICON AeroTV sent notice to AeroTV, which terminated the Master Lease Agreement. On April 18, 2007 ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. The lease was recorded by ICON AeroTV as a finance lease. At December 31, 2006, there were approximately $882,000 of minimum rents receivable over the remaining life of the lease. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining minimum rents receivable balance. As a result of the foregoing, ICON AeroTV has recorded a reserve for the remaining minimum rents receivable balance of approximately $664,000 at March 31, 2007.

On February 20, 2007, ICON AeroTV disposed of the leased assets with a remaining cost basis of approximately $441,000. ICON AeroTV recognized the relinquished security deposit and deferred income of approximately $288,000 as proceeds from the disposition, which resulted in a loss of approximately $153,000. During April 2007, the remaining amounts previously contributed to ICON AeroTV by the LLC for the purchase of on-board digital audio/visual systems were returned to the LLC and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) along with accrued interest totaling approximately $5,215,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(5)  Investments in Joint Ventures - continued

ICON EAM, LLC

On November 9, 2005, the LLC, along with Fund Eleven, formed ICON EAM, LLC (“ICON EAM") and each contributed approximately $5,620,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the Master Lease. The Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on the Manager’s further due diligence, the Manager determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at this time. All amounts funded to ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. In April 2007, ICON EAM's initial investment and all accrued interest were returned to the LLC and Fund Eleven in the amount of approximately $13,833,000.

(6) Investment in Unguaranteed Residual Values

The LLC entered into a participation agreement with Summit Asset Management Limited (“SAM”), an unrelated third party, to acquire a 75% interest in the unguaranteed residual values of a portfolio of equipment on lease with various United Kingdom lessees. These leases expire at various dates through August 30, 2009. The LLC does not have an interest in the equipment until the expiration of the initial term of the leases. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The purchase price was approximately $2,843,000 in cash, inclusive of legal costs.

SAM receives commissions on transaction and realization proceeds, as defined in the participation agreement. For the three months ended March 31, 2007, the LLC paid SAM approximately $29,000 in commissions and realization proceeds, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

During the three months ended March 31, 2007, the LLC remarketed certain of its investments in unguaranteed residual values with a cost basis of approximately $395,000. Of this amount, the LLC realized proceeds of approximately $372,000, on sales of its interests in unguaranteed residual values of approximately $295,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $100,000, to investments in operating leases. The lease terms expire at various dates through August 2009.

During July 2006, the LLC entered into a purchase and sale agreement (the “Purchase Agreement”) with Key Finance Group, Ltd. (“Key Finance”) (a United Kingdom based company), acquiring an interest in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom for approximately $782,000 (£422,000) in cash. These leases have various expiration dates through March 2015.

Under the terms of the Purchase Agreement, Key Finance and the LLC will receive residual proceeds up to the “bottom residual value”, as defined in the remarketing agreement. The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement. Under the terms of the Purchase Agreement, once the portfolio’s return to the LLC has exceeded the expected residual, as established in the Purchase Agreement, any additional residual proceeds will be split equally between the LLC and Key Finance.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(6)  Investments in Unguaranteed Residual Values - continued

During the three months ended March 31, 2007, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $30,000. The LLC realized proceeds of approximately $34,000 on these equipment sales.

(7) Revolving Loan Facility - Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC and ICON Leasing Fund Eleven, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the “Lender”). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers were in compliance with these covenants at March 31, 2007. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers were in compliance with the Contribution Agreement at March 31, 2007 and no amounts are due to or payable by the LLC under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Agreement. The changes to the Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at March 31, 2007 was 8.25%.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
(7)  Revolving Loan Facility - continued

Aggregate borrowings by all Borrowers under the Facility amounted to $6,635,000 at March 31, 2007. The LLC currently has no borrowings outstanding under the Facility.

(8) Other Comprehensive (Loss) Income

Other comprehensive (loss) income consists of the following:

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$276,267	$(1,039,905)

Other comprehensive income (loss):
Change in valuation of interest rate
swap contracts	(164,805)	212,915
Change in valuation of warrants held
by a joint venture	(473,681)	1,187,520
Foreign currency translation adjustment	146,150	202,766

Comprehensive (loss) income	$(216,069)	$563,296

(9) Transactions with Related Parties

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

Administrative expense reimbursements are costs incurred by the Manager that are necessary to the LLC’s operations.  These costs include the Manager’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses and distributions. The LLC paid distributions to the Manager of approximately $32,000 for the three months ended March 31, 2007. The Manager’s interest in the LLC’s net income (loss) for the three month periods ended March 31, 2007 and 2006 was $2,763 and $(10,399), respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
(9)  Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager for the three month period ended March 31, 2007 and 2006, were as follows:

	2007	2006
Management fees (1)	$588,360	$447,837
Administrative expense reimbursements (1)	210,537	287,331

	$798,897	$735,168

(1) Charged directly to operations.

The LLC had a net payable of approximately $23,000 due to the Manager at March 31, 2007. The net payable was comprised of a payable due to the Manager relating to administrative expense reimbursements accrued and unpaid at March 31, 2007, which was partially offset by sales proceeds owed to the LLC from an affiliate.

(10) Recent Accounting Pronouncements

The Manager does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, Part II, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Ten, LLC and its consolidated subsidiaries.

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

Overview

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. Growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

At March 31, 2007, our current portfolio, which we hold either directly or through joint venture investments with affiliates, consists primarily of the following equipment subject to lease:

Containership Equipment:

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

Information Technology Equipment and Phone Systems:

•
We have a 74.6% interest in ICON GeicJV, which purchased information technology equipment, such as Sun servers, HP servers, Dell desktop computers and Panasonic laptop computers, subject to a three year lease with Government Employees Insurance Company (“GEICO”). As of March 31, 2007, the lease with GEICO expired and the equipment has either been returned or renewed on a month to month basis all the equipment subject to the three year lease.

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

•
We have a 72.3% interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to Global Crossing and Global Crossing North American Networks, Inc.. The lease expires on October 31, 2010.

Other Equipment:

•	We have a 100% interest in refrigeration equipment on lease to P.W. Supermarkets, Inc.. The equipment is subject to a three year lease which expires during July 2007.

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

Lease and Other Significant Transactions

Information Technology Equipment:

During March 2007, GEICO returned equipment with a cost basis of approximately $5,367,000 and extended equipment with a cost basis of approximately $486,000, on a month to month lease renewal. Of the equipment that was returned, our Manager sold equipment with a net book value of approximately $130,000. We realized proceeds of approximately $142,000 and recognized a gain of approximately $12,000. The remaining equipment returned, which had a net book value of approximately $646,000 was reclassified to equipment held for sale or lease, net at March 31, 2007.

Digital Audio/Visual Entertainment Systems

We own a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”). On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and has recently filed for insolvency protection in the United Kingdom. Upon receiving such notifications, our Manager, in consideration for the forgiveness of certain rent, was able to negotiate directly with AeroTV's customer to receive lease payments due to ICON AeroTV through the date of termination of the service agreement between AeroTV and its customer. Certain facts came to light that give our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. ICON AeroTV thoroughly reviewed these facts and circumstances with outside legal counsel. On February 20, 2007, ICON AeroTV sent notice to AeroTV, which terminated the Master Lease Agreement. On April 18, 2007 ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. The lease was recorded by ICON AeroTV as a finance lease. At December 31, 2006, there were approximately $882,000 of minimum rents receivable over the remaining life of the lease. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining minimum rents receivable balance. As a result of the foregoing, ICON AeroTV has recorded a reserve for the remaining minimum rents receivable balance of approximately $664,000 at March 31, 2007.

On February 20, 2007, ICON AeroTV disposed of the leased assets with a remaining cost basis of approximately $441,000.  ICON AeroTV recognized the relinquished security deposit and deferred income of approximately $288,000. As proceeds from the dispostion, which resulted in a loss of approximately $153,000. During April 2007, the remaining amounts previously contributed to ICON AeroTV by us for the purchase of on-board digital audio/visual systems were returned to us and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) along with accrued interest totaling approximately $5,215,000.

On March 30, 2007, ICON Aircraft 46837 LLC (“Aircraft 46837”) sold the aircraft on lease to FedEx for $4,260,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations. Aircraft 46837 realized a loss of approximately $920,000 as a result of the sale of the aircraft.

Results of Operations for the Three Months Ended March 31, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

Revenue for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended March 31,
	2007	2006	Change
Total revenue	$8,553,866	$7,018,181	$1,535,685

Rental income	7,438,286	6,551,901	886,385
Finance income	681,951	-	681,951
Income from investments in joint ventures	225,877	276,230	(50,353)
Net gain on sales of equipment	118,065	2,726	115,339
Interest and other income	89,687	187,324	(97,637)

Total revenue for the 2007 Quarter increased by $1,535,685, or 21.9%, as compared to the 2006 Quarter. This increase was primarily attributable to rental and finance income from our leased equipment and net gain on sales of equipment related to our investments in unguaranteed residual values, offset by a decrease in income from investments in joint ventures and interest income. During the third quarter 2006, we purchased Anchor and ICON Global Crossing II, which account for approximately $1,200,000 of additional rental income during the 2007 Quarter. Also during July 2006, the lease with Premier Telecom was reclassified to a direct finance lease, accounting for all our finance income for the 2007 Quarter and accounting for an offsetting decrease in rental income of approximately $421,000. The increase in the net gain on sales of equipment was due to an increased number of sales of the Summit Asset Management, Ltd. leases (portfolio of short term leases) that came to term during the 2007 Quarter. The decrease in income from investments in joint ventures relates to the termination of the lease with AeroTV, resulting in a decrease of approximately $75,000, offset by increase of approximately $41,000 from ICON Global Crossing which commenced its lease term in April 2006. The decrease in interest income is the direct result of the increased investment in operating and finance leases discussed above and, as a result the consolidated cash balance decreased approximately $16,456,000 during the 2007 Quarter as compared to the 2006 Quarter.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended March 31,
	2007	2006	Change
Total expenses	$8,277,599	$8,058,086	$219,513

Depreciation and amortization	6,370,443	6,302,786	67,657
Interest	585,779	834,202	(248,423)
Management fees - Manager	588,360	447,837	140,523
Administrative expense reimbursements - Manager	210,537	287,331	(76,794)
General and administrative	458,477	174,836	283,641
Minority interest	64,003	11,094	52,909

Total expenses for the 2007 Quarter increased by $219,513, or 2.7%, as compared to the 2006 Quarter, primarily due to the increased lease activity as discussed above. The increase in depreciation and amortization expense was directly caused by the increased investment in operating leases offset by the reclassification of the Premier Telecom lease to a direct finance lease. The decrease in interest expense was due to the continued reduction of our non-recourse debt on the three ZIM vessels, two of which were purchased in June 2004 and the third in January 2005. The overall increase in Management fees-Manager is a result of the increased investment in leased assets. The overall decrease in Administrative expense reimbursements-Manager relates to decreased investment activity. We had no additional investments in leased assets during the quarter ended March 31, 2007. The increase in General and administrative expenses was due to increased professional fees, state taxes and commissions from increased investment in leased assets and fees to an unrelated third party for financing costs.

Net Loss

As a result of the foregoing factors, the net income for the 2007 Quarter was $276,267 as compared to the net loss for 2006 Quarter of $1,039,905. The net income per weighted average number of additional members’ shares outstanding for the 2007 Quarter was $1.84 as compared to the net loss per weighted average number of additional members’ shares outstanding for the 2006 Quarter of $6.91.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2007 and 2006, we had cash and cash equivalents of $7,210,537 and $23,666,215, respectively. During the three months ended March 31, 2007 and 2006, our main source of cash has been from operating and investing activities, which we expect to continue throughout the entire operating period. During the three months ended March 31, 2007 and 2006, our main use of cash was from financing activities, which we anticipate will continue during the entire operating period.  In addition in April 2007, we received approximately $9,524,000 from our investment in ICON AeroTV and ICON EAM LLC. We are in the process of reinvesting the funds.

Operating Activities

Sources of cash

Our main source of cash from operating activities for the three months ended March 31, 2007 and 2006 was the collection of non-financed receivables from operating and direct finance leases of approximately $3,687,000 (primarily relating to the Premier LLC, ICON Global Crossing II, Rite Aid, CompUSA, Anchor and ICON GeicJV leases) and $2,118,000 (primarily relating to the Premier LLC, ICON GeicJV, CompUSA and Rite Aid leases), respectively, which provided us with approximately $3,683,000 and $498,000, respectively, of net cash from operating activities.

Investing Activities

Sources of cash

Our sources of cash from investing activities during the three months ended March 31, 2007 consisted of proceeds from the sales of equipment of approximately $547,000 (which consisted of the proceeds received from the sale of short-term portfolio leased assets coming to term and the sale of information technology equipment) and approximately $987,000 in distributions from joint ventures (which we received from our ICON Global Crossing and Aircraft 46837 joint ventures).

Our sources of cash from investing activities during the three months ended March 31, 2006 consisted of proceeds from the sales of equipment of approximately $1,955,000 (which consisted of the proceeds received from the sale of Air Atlanta aircraft rotables and the sale of short-term portfolio leased assets coming to term) and approximately $734,000 from cash transfers from restricted cash relating to the closing of the Premier LLC escrow account.

Uses of cash

Our primary uses of cash from investing activities during the three months ended March 31, 2007 were approximately $401,000 for the distributions to minority interest holders in joint ventures (which were paid from our ICON Global Crossing II and ICON GeicJV joint ventures).

Our primary use of cash from investing activities during the three months ended March 31, 2006 were for the purchase of leased equipment of approximately $254,000 relating to the acquisition of the Premier LLC.

Financing Activities

Uses of cash

Our uses of cash from financing activities during the three months ended March 31, 2007 and 2006 were cash distributions paid to our members of approximately $3,229,000 and $3,238,000, respectively.

Financings and Borrowings

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the “Lender”). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers were in compliance with these covenants at March 31, 2007. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers were in compliance with the Contribution Agreement at March 31, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Agreement. The changes to the Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at March 31, 2007 was 8.25%.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,635,000 at March 31, 2007. We currently have no borrowings under the Facility.

Our Manager believes that with the cash we have currently available and with the cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control. See “Part II, Item 1A. Risk Factors.”

Distributions

We pay monthly distributions to our members beginning with the first month after the members’ admission through the termination of the operating period, which we currently anticipate will be on April 4, 2010. We paid distributions to our additional members totaling $3,196,955 and $3,205,608, respectively, for the three months ended March 31, 2007 and 2006. Additionally, our Manager was paid distributions of $32,292, and $32,282, respectively, for the three months ended March 31, 2007 and 2006.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

Our contractual obligations and commitments have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. We do not have any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. There were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2007, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

While evaluating our Manager’s disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004.  In addition, our Manager hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Subsequently in 2006, our Manager hired an additional accounting staff member who is a certified public accountant and is experienced with public reporting entities. Subsequently, in 2007 our Manager hired (i) two additional senior accountants with more than 16 and 8 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting and (ii) two additional accountants that are experienced with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 71 additional member shares during the 2007 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. The following table details our additional member redemptions:

	Total Number of	Price Paid Per
	Additional Member	Additional Member
	Shares Redeemed	Shares
January 1, 2007 through January 31, 2007	40	$851.84
February 1, 2007 through February 28, 2007	23	$822.51
March 1, 2007 through March 31, 2007	8	$827.51

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2007 Quarter.

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

ICON Income Fund Ten, LLC File No. 000-50654 (Registrant) by its Manager, ICON Capital Corp.

Dated: May 15, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Dated: May 15, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

21