Form 10-Q
period 2007-06-30
ICON INCOME FUND TEN LLC
filed 2007-08-10
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2007

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on July 31, 2007 is 148,561.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

ASSETS

	June 30,
	2007	December 31,
	(Unaudited)	2006
Cash and cash equivalents	$18,594,398	$5,685,688

Investments in finance leases:
Minimum rents receivable	21,540,184	22,975,426
Estimated unguaranteed residual values	2,207,045	2,160,615
Initial direct costs, net	162,968	182,049
Unearned income	(9,757,373)	(10,899,809)

Net investments in finance leases	14,152,824	14,418,281

Investments in operating leases:
Equipment, at cost	140,224,061	145,214,350
Accumulated depreciation	(51,936,753)	(45,418,818)

Net investments in operating leases	88,287,308	99,795,532

Investments in joint ventures	5,930,903	17,024,799
Investments in unguaranteed residual values	1,718,671	2,409,009
Equipment held for sale or lease, net	535,478	17,500
Interest rate swap contracts	620,013	754,521
Restricted cash	1,464,000	1,464,000
Prepaid service fees, net	154,619	1,024,155
Other assets, net	143,807	2,912,372

Total assets	$131,602,021	$145,505,857

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Notes payable - non-recourse	$38,117,363	$45,769,691
Accounts payable and other liabilities	372,619	509,945
Deferred rental income	1,108,146	1,355,712
Due to Manager and Affiliates, net	59,375	60,271
Minority interest	3,499,511	4,039,195

Total liabilities	43,157,014	51,734,814

Commitments and Contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share original issue price)	(450,448)	(401,837)
Additional Members (148,603 and 148,730 shares outstanding,
$1,000 per share original issue price)	85,660,348	90,581,159
Accumulated other comprehensive income	3,235,107	3,591,721

Total members' equity	88,445,007	93,771,043

Total liabilities and members' equity	$131,602,021	$145,505,857

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rental income	$7,109,323	$6,850,602	$14,547,609	$13,402,503
Finance income	676,194	-	1,358,145	-
Income from investments in joint ventures	150,914	425,955	376,791	702,185
Net gain on sales of equipment	32,814	(6,422)	150,879	(3,696)
Net gain on foreign currency transactions	325,267	-	328,228	26,713
Interest and other income	67,422	155,197	154,148	315,808

Total revenue	8,361,934	7,425,332	16,915,800	14,443,513

Expenses:
Depreciation and amortization	5,592,407	6,294,050	11,962,850	12,596,836
Interest	529,139	730,235	1,114,918	1,564,437
Management fees - Manager	463,904	449,573	1,052,264	897,410
Administrative expense reimbursements - Manager	180,746	217,430	391,283	504,761
General and administrative	182,507	105,242	640,984	280,078
Minority interest	93,023	10,542	157,026	21,636

Total expenses	7,041,726	7,807,072	15,319,325	15,865,158

Net income (loss)	$1,320,208	$(381,740)	$1,596,475	$(1,421,645)

Net income (loss) allocable to:
Additional Members	$1,307,006	$(377,923)	$1,580,510	$(1,407,429)
Manager	13,202	(3,817)	15,965	(14,216)

	$1,320,208	$(381,740)	$1,596,475	$(1,421,645)

Weighted average number of additional
member shares outstanding	148,640	148,916	148,662	149,019

Net income (loss) per weighted average
additional member share	$8.79	$(2.54)	$10.63	$(9.44)

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
For the Year Ended December 31, 2006 and for the Three and Six Months Ended June 30, 2007
(Unaudited)

				Accumulated
				Other	Total
	Additional	Additional	Managing	Comprehensive	Members'
	Member Shares	Members	Member	Income (Loss)	Equity
Balance, January 1, 2006	149,174	105,724,368	(252,770)	(22,194)	105,449,404

Additional member shares redeemed	(444)	(385,563)	-	-	(385,563)
Cash distributions to members	-	(12,805,418)	(129,348)	-	(12,934,766)
Change in valuation of interest rate
swap contracts	-	-	-	(243,456)	(243,456)
Change in valuation of warrants held
by a joint venture	-	-	-	538,072	538,072
Foreign currency translation adjustment	-	-	-	3,319,299	3,319,299
Net loss	-	(1,952,228)	(19,719)	-	(1,971,947)

Balance, December 31, 2006	148,730	90,581,159	(401,837)	3,591,721	93,771,043

Additional member shares redeemed	(71)	(59,612)	-	-	(59,612)
Cash distributions to members	-	(3,196,955)	(32,292)	-	(3,229,247)
Change in valuation of interest rate
swap contracts	-	-	-	(164,805)	(164,805)
Change in valuation of warrants held
by a joint venture	-	-	-	(473,681)	(473,681)
Foreign currency translation adjustment	-	-	-	146,150	146,150
Net income	-	273,504	2,763	-	276,267

Balance, March 31, 2007	148,659	87,598,096	(431,366)	3,099,385	90,266,115

Additional member shares redeemed	(56)	(48,797)	-	-	(48,797)
Cash distributions to members	-	(3,195,957)	(32,284)	-	(3,228,241)
Change in valuation of interest rate
swap contracts	-	-	-	30,297	30,297
Change in valuation of warrants held
by a joint venture	-	-	-	(16,242)	(16,242)
Foreign currency translation adjustment	-	-	-	121,667	121,667
Net income	-	1,307,006	13,202	-	1,320,208

Balance, June 30, 2007	148,603	85,660,348	(450,448)	3,235,107	88,445,007

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,596,475	$(1,421,645)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(8,784,000)	(8,784,000)
Finance income	(1,358,145)	-
Income from investments in joint ventures	(376,791)	(702,185)
Net gain on sales of equipment	(150,879)	3,696
Depreciation and amortization	11,962,850	12,596,836
Interest expense on non-recourse financing paid directly
to lenders by lessees	1,114,918	1,529,937
Minority interest	157,026	21,636
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	1,903,147	-
Due to Manager and affiliates, net	(9,710)	(6,668)
Other assets	2,643,362	(809,739)
Accounts payable and other liabilities	(233,501)	(925,244)
Deferred rental income	(247,566)	164,007

Net cash provided by operating activities	8,217,186	1,666,631

Cash flows from investing activities:
Investments in operating leases, net of security deposit assumed	-	(3,072,034)
Proceeds from sales of equipment and unguaranteed residual values	767,132	2,405,854
Distributions received from joint ventures	11,186,287	772,187
Restricted cash provided	-	733,792

Net cash provided by investing activities	11,953,419	839,799

Cash flows from financing activities:
Cash distributions to members	(6,457,488)	(6,472,432)
Distributions to minority interest holders in joint ventures	(696,710)	(240,222)
Additional member shares redeemed	(108,409)	(262,175)

Net cash used in financing activities	(7,262,607)	(6,974,829)

Effects of exchange rates on cash and cash equivalents	712	(95,607)

Net increase (decrease) in cash and cash equivalents	12,908,710	(4,564,006)
Cash and cash equivalents, beginning of the period	5,685,688	24,242,517

Cash and cash equivalents, end of the period	$18,594,398	$19,678,511

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse notes payable
directly to lenders by lessees	8,784,000	8,784,000
Transfer of investments in lease assets to equipment held for
sale or lease, net	517,978	-
Transfer from restricted cash to investments in operating leases	-	1,599,797
Accrued legal fees for an investment in joint ventures	112,292	-
Transfer from investments in unguaranteed residual values to
investments in operating leases	326,402	100,433

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue. All of the LLC’s investments in joint ventures are subject to its impairment review policies.

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

The Manager of the LLC was a Connecticut corporation. Effective June 1, 2007, the Manager was re-incorporated as a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into under the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments are made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” The LLC currently anticipates purchasing equipment from time to time until approximately April 4, 2010, unless that date is extended for up to an additional three years, at the Manager’s sole discretion. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business, a time frame called the “liquidation period”.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(2)	Organization - continued

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

(4)	Investments in Operating Leases

Investments in operating leases consist of the following:

	June 30,
	2007	December 31,
	(Unaudited)	2006
Container vessels	$107,219,708	$107,219,708
Digital mini-labs	8,863,740	8,863,740
Information technology equipment	1,037,369	6,027,658
Telecommunications systems	18,077,855	18,077,855
Refrigeration equipment	720,473	720,473
Manufacturing equipment	4,304,916	4,304,916

	140,224,061	145,214,350
Less: accumulated depreciation	(51,936,753)	(45,418,818)

	$88,287,308	$99,795,532

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(4)	Investments in Operating Leases – continued

Information technology equipment

On March 31, 2004, the LLC, along with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the Manager, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a lease with Government Employees Insurance Company (“GEICO”) until March 31, 2007. The LLC paid approximately $4,331,000 for its investment in ICON GeicJV.  The LLC and Fund Nine have interests of 74% and 26%, respectively.  On April 30, 2004, ICON GeicJV acquired the technology equipment subject to lease for a total cost of approximately $5,853,000.

During March 2007, GEICO returned equipment with a cost basis of approximately $5,165,000 and extended on a month–to-month basis equipment with a cost basis of approximately $688,000. Of the equipment that was returned, the Manager has sold equipment with a net book value of approximately $229,000. The LLC realized proceeds of approximately $243,000 and recognized a gain of approximately $14,000. The remaining returned equipment is currently being remarketed by the Manager, and has a net book value of approximately $518,000, and was reclassified to equipment held for sale or lease, net.

Refrigeration Equipment

During July 2007, PW Supermarkets, Inc. extended the lease on refrigeration equipment until July 2008.

(5)	Joint Ventures

The joint ventures described below are not consolidated by the LLC.

ICON Global Crossing, LLC

The LLC has a 30.6% interest in ICON Global Crossing LLC (“ICON Global Crossing”) whose sole purpose is to lease state-of-the-art telecommunications equipment to Global Crossing Telecommunications, Inc.

The results of operations of ICON Global Crossing for the three and six months ended June 30, 2007, and 2006 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$658,685	$686,474	$1,335,539	$1,065,325
LLC's share of net income	$201,689	$210,208	$408,942	$376,902

ICON AEROTV, LLC

The LLC owns a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”). On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement.  Certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007 ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. Subsequently, ICON AeroTV received a default judgment against the AeroTV director. ICON AeroTV is currently in the process of registering and executing the judgment.  At this time it is not possible to determine the ability to collect the judgment.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(5)	Investments in Joint Ventures – continued

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $441,000, off-setting the loss was the recognition of the relinquished security deposit and deferred income of approximately $288,000, resulting in a loss of approximately $153,000. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining rent balance.  In April 2007, all the remaining amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to the LLC and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), which amount together with accrued interest was approximately $5,215,000.

ICON EAM, LLC

On November 9, 2005, the LLC, along with Fund Eleven, formed ICON EAM, LLC (“ICON EAM") and each contributed approximately $5,620,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom.  EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the Master Lease. The Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on the Manager’s further due diligence, the Manager determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at that time. All amounts funded to ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. In April 2007, ICON EAM's initial investment and all accrued interest were returned to the LLC and Fund Eleven, amounting to approximately $13,833,000.

(6)	Investment in Unguaranteed Residual Values

Summit Asset Management Limited

The LLC entered into a participation agreement with Summit Asset Management Limited (“SAM”), an unrelated third party, to acquire a 75% interest in the unguaranteed residual values of a portfolio of equipment on lease with various United Kingdom lessees. These leases expire at various dates through August 30, 2009. The LLC does not have an interest in the equipment until the expiration of the initial term of the leases. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The purchase price was approximately $2,843,000, inclusive of legal costs.

SAM receives commissions on transaction and realization proceeds, as defined in the participation agreement. For the three and six months ended June 30, 2007, the LLC paid SAM approximately $28,000 and $57,000, respectively, in commissions and realization proceeds, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(6)	Investments in Unguaranteed Residual Values – continued

For the three months ended June 30, 2007, the LLC remarketed certain of its investments in unguaranteed residual values with a cost basis of approximately $234,000. Of this amount, the LLC realized proceeds of approximately $9,000, on sales of its interests in unguaranteed residual values of approximately $8,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $226,000, to investments in operating leases. The lease terms expire at various dates through August 2009.

For the six months ended June 30, 2007, the LLC remarketed certain of its investments in unguaranteed residual values with a cost basis of approximately $629,000. Of this amount, the LLC realized proceeds of approximately $381,000, on sales of its interests in unguaranteed residual values of approximately $303,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $326,000, to investments in operating leases. The lease terms expire at various dates through August 2009.

Key Finance Group, Limited

During July 2006, the LLC entered into a purchase and sale agreement (the “Purchase Agreement”) with Key Finance Group, Ltd. (“Key Finance”) (a United Kingdom based company), acquiring an interest in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom for approximately $782,000 (£422,000).  These leases have various expiration dates through March 2015.

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

For the three and six months ended June 30, 2007, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $32,000 and $61,000, respectively. The LLC realized proceeds of approximately $33,000 and $67,000, respectively, on these equipment sales.

(7)	Revolving Loan Facility – Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P., Fund Nine and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the “Lender”). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2007.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(7)	Revolving Loan Facility – continued

The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2007 and no amounts are due to or payable by the LLC under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Agreement. The changes to the Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at June 30, 2007 was 8.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified so that ICON Leasing Fund Twelve, LLC (“Fund Twelve”) became a permitted borrower. Although Fund Twelve does not have any outstanding borrowings under the Facility, as a result of its entry into the Loan Modification, it is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,755,000 at June 30, 2007.  The LLC currently has no borrowings outstanding under the Facility.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(8)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$1,320,208	$(381,740)	$1,596,475	$(1,421,645)

Other comprehensive income (loss):
Change in valuation of interest rate
swap contracts	30,297	216,560	(134,508)	429,475
Change in valuation of warrants held
by a joint venture	(16,242)	(547,483)	(489,923)	640,037
Foreign currency translation adjustment	121,667	1,056,802	267,817	1,259,568

Comprehensive income	$1,455,930	$344,139	$1,239,861	$907,435

(9)	Transactions with Related Parties

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

The Manager also has a 1% interest in the LLC’s profits, losses and distributions. The LLC paid distributions to the Manager of $64,575 for the six months ended June 30, 2007. The Manager’s interest in the LLC’s net income (loss) for the three months ended June 30, 2007 and 2006 was $13,202 and $(3,817), respectively. The Manager’s interest in the LLC’s net income (loss) for the six months ended June 30, 2007 and 2006 was $15,965 and $(14,216), respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(9)	Transactions with Related Parties – continued

Fees and other expenses paid or accrued by the LLC to the Manager for the three and six months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Management fees (1)	$463,904	$449,573	$1,052,264	$897,410
Administrative expense reimbursements (1)	180,746	217,430	391,283	504,761

	$644,650	$667,003	$1,443,547	$1,402,171

(1) Charged directly to operations.

The LLC had a net payable of approximately $59,000 due to the Manager and Affiliates at June 30, 2007. The net payable was primarily comprised of a payable due to the Manager relating to administrative expense reimbursements accrued and unpaid at June 30, 2007.

(10)	Recent Accounting Pronouncements

The Manager does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

(11)	Subsequent Events

Product Tanker

On July 24, 2007, the LLC and Fund Twelve, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 51% and 49%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker - the Mayon Spirit – from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, comprised of (i) the capital contribution to ICON Mayon of approximately $15,312,000 and (ii) borrowings of approximately $24,938,000 of non-recourse indebtedness under a secured loan agreement with Fortis Capital Corp. In addition ICON Mayon paid an arrangement fee to Fortis Capital Corp. of approximately $187,000. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of four years.  The charter commenced on July 24, 2007.

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

Additional investments will continue to be made with the cash generated from our initial investments to the extent that the cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment”.  We anticipate purchasing equipment from time to time until approximately April 4, 2010, unless that date is extended for up to an additional three years, at our Manager’s sole discretion.

At June 30, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates, consists primarily of the following equipment subject to lease:

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

Information Technology Equipment and Phone Systems:

•
We have a 74.6% interest in ICON GeicJV, which purchased information technology equipment, such as Sun servers, HP servers, Dell desktop computers and Panasonic laptop computers, subject to a three year lease with Government Employees Insurance Company (“GEICO”). As of March 31, 2007, the lease with GEICO expired and the equipment has either been returned or renewed on a month-to-month basis.

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

Other Equipment:

•
We have a 100% interest in refrigeration equipment on lease to P.W. Supermarkets, Inc (“PW Supermarkets”). The equipment is subject to a three year lease which was set to expire during July 2007. During July 2007, PW Supermarkets extended the lease until July 2008.

•
We have a 100% interest in ICON Premier LLC (“Premier LLC”), which purchased hospital bedside entertainment and communication terminals that are on lease with Premier Telecom Contracts Limited (“Premier Telecom”). The equipment was installed in various hospitals located throughout the United Kingdom. The lease expires on December 31, 2012.

•
We have a 100% interest in automotive steering column production and assembly equipment on lease to Anchor Tool & Die Co. (“Anchor”). The equipment is subject to a three year lease which expires on September 30, 2009.

Lease and Other Significant Transactions

Information Technology Equipment:

During March 2007, GEICO returned equipment with a cost basis of approximately $5,165,000 and extended on a month-to-month basis equipment with a cost basis of approximately $688,000. Of the equipment that was returned, our Manager has sold equipment with a net book value of approximately $229,000. We realized proceeds of approximately $243,000 and recognized a gain of approximately $14,000. The remaining returned equipment is currently being remarketed by our Manager, and has a net book value of approximately $518,000, and was reclassified to equipment held for sale or lease, net.

Digital Audio/Visual Entertainment Systems

We own a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”).  On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement.  Certain facts came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007 ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud.  Subsequently, ICON AeroTV received a default judgment against the AeroTV director. ICON AeroTV is currently in the process of registering and executing the judgment.  At this time it is not possible to determine the ability to collect the judgment.

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $441,000, off-setting the loss was the recognition of the relinquished security deposit and deferred income of approximately $288,000, resulting in a loss of approximately $153,000. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining rent balance.  In April 2007, all the remaining amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to us and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), which amount together with accrued interest was approximately $5,215,000.

Results of Operations for the Three Months Ended June 30, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

Revenue for the 2007 and 2006 Quarters are summarized as follows:

	Three Months Ended June 30,
	2007	2006	Change
Total revenue	$8,361,934	$7,425,332	$936,602

Rental income	7,109,323	6,850,602	258,721
Finance income	676,194	-	676,194
Income from investments in joint ventures	150,914	425,955	(275,041)
Net gain on sales of equipment	32,814	(6,422)	39,236
Net gain on foreign currency transactions	325,267	-	325,267
Interest and other income	67,422	155,197	(87,775)

Total revenue for the 2007 Quarter increased by $936,602, or 12.6%, as compared to the 2006 Quarter. This increase was primarily attributable to rental and finance income from our leased equipment and net gain on foreign currency transactions related to changes in exchange rates in the United Kingdom, partially offset by a decrease in income from investments in joint ventures and interest and other income. During quarter ended September 30, 2006, we purchased Anchor and ICON Global Crossing II, which account for approximately $1,222,000 of additional rental income during the 2007 Quarter. The increase was partially offset by the July 2006 lease with Premier Telecom that was reclassified to a direct finance lease and accounted for approximately $653,000 of the offsetting decrease in rental income and the March 2007 lease with GEICO expired, which accounted for a decrease in rental income of approximately $374,000 during the 2007 Quarter. The increase in the net gain on foreign currency transactions was due to approximately $11,679,000 of distributions made from our Premier LLC, ICON AeroTV and ICON EAM LLC joint ventures into our pound sterling bank accounts in the United Kingdom as well as an increase of approximately 10% in foreign exchange rates during the 2007 Quarter as compared to 2006 Quarter. The decrease in income from investments in joint ventures primarily relates to the termination of the leases with AeroTV and FedEx, resulting in a decrease of approximately $250,000. The decrease in interest income was the direct result of the increased investment in operating and finance leases discussed above during the 2007 Quarter as compared to the 2006 Quarter.

Expenses for the 2007 and 2006 Quarters are summarized as follows:

	Three Months Ended June 30,
	2007	2006	Change
Total expenses	$7,041,726	$7,807,072	$(765,346)

Depreciation and amortization	5,592,407	6,294,050	(701,643)
Interest	529,139	730,235	(201,096)
Management fees - Manager	463,904	449,573	14,331
Administrative expense reimbursements - Manager	180,746	217,430	(36,684)
General and administrative	182,507	105,242	77,265
Minority interest	93,023	10,542	82,481

Total expenses for the 2007 Quarter decreased by $765,346, or 9.8%, as compared to the 2006 Quarter, primarily due to lower depreciation and amortization and interest expense, that was partially offset by an increase in minority interest and general and administrative expenses. The decrease in depreciation and amortization expense was caused by the reclassification of the Premier Telecom lease in July 2006 to a direct finance lease and the GEICO lease expiring during March 2007, partially offset by our acquisitions during the quarter ended September 30, 2006 of ICON Global Crossing II and Anchor. The decrease in interest expense was due to the continued reduction of our non-recourse debt on the three ZIM vessels, two of which were purchased in June 2004 and the third in January 2005. The increase in minority interest expense was due to two of our affiliate’s investment in ICON Global Crossing II during 2006. The increase in general and administrative expenses was due to increased professional fees, state taxes and commissions from increased investment in leased assets and fees to an unrelated third party for financing costs.

Net Income (Loss)

As a result of the foregoing factors, the net income for the 2007 Quarter was $1,320,208 as compared to the net loss for the 2006 Quarter of $381,740. The net income per weighted average number of additional members’ shares outstanding for the 2007 Quarter was $8.79 as compared to the net loss per weighted average number of additional members’ shares outstanding for the 2006 Quarter of $2.54.

Results of Operations for the Six Months Ended June 30, 2007 (the “2007 Period”) and 2006 (the “2006 Period”)

Revenue for the 2007 and 2006 Periods are summarized as follows:

	Six Months Ended June 30,
	2007	2006	Change
Total revenue	$16,915,800	$14,443,513	$2,472,287

Rental income	14,547,609	13,402,503	1,145,106
Finance income	1,358,145	-	1,358,145
Income from investments in joint ventures	376,791	702,185	(325,394)
Net gain on sales of equipment	150,879	(3,696)	154,575
Net gain on foreign currency transactions	328,228	26,713	301,515
Interest and other income	154,148	315,808	(161,660)

Total revenue for the 2007 Period increased by $2,472,287, or 17.1%, as compared to the 2006 Period. This increase was primarily attributable to rental and finance income from our leased equipment. During the quarter ended September 30, 2006, we purchased Anchor and ICON Global Crossing II, which account for approximately $2,444,000 of additional rental income during the 2007 Period. The increase was partially offset by the Premier Telecom lease that was reclassified to a direct finance lease in July 2006, representing all of our finance income for the 2007 Period and accounting for approximately $1,074,000 of the offsetting decrease in rental income. Our lease with GEICO expired in March 2007 and accounted for a decrease in rental income of approximately $367,000 during the 2007 Period. The increase in the net gain on foreign currency transactions was due to approximately $12,595,000 of distributions made from our Premier LLC, ICON AeroTV and ICON EAM LLC joint ventures into our pound sterling bank accounts in the United Kingdom as well as an increase of approximately 10% in foreign exchange rates during the 2007 Period as compared to 2006 Period. The increase in the net gain on sales of equipment was primarily due to an increased number of sales of the Summit Asset Management, Ltd. Leases (portfolio of short term leases) that came to term during the 2007 Period of approximately $131,000 as well as a loss on the sale of a portion of the equipment on lease to PW Supermarkets of approximately $24,000. The decrease in income from investments in joint ventures relates to the termination of the leases with AeroTV and FedEx, resulting in a decrease of approximately $218,000. The decrease in interest income is the direct result of the increased investment in operating and finance leases discussed above during the 2007 Period as compared to the 2006 Period.

Expenses for the 2007 and 2006 Periods are summarized as follows:

	Six Months Ended June 30,
	2007	2006	Change
Total expenses	$15,319,325	$15,865,158	$(545,833)

Depreciation and amortization	11,962,850	12,596,836	(633,986)
Interest	1,114,918	1,564,437	(449,519)
Management fees - Manager	1,052,264	897,410	154,854
Administrative expense reimbursements - Manager	391,283	504,761	(113,478)
General and administrative	640,984	280,078	360,906
Minority interest	157,026	21,636	135,390

Total expenses for the 2007 Period decreased by $545,833, or 3.4%, as compared to the 2006 Period, primarily due to lower depreciation and amortization and interest expense, that was partially offset by an increase in minority interest and general and administrative expenses. The decrease in depreciation and amortization expense was caused by the reclassification of the Premier Telecom lease in July 2006 to a direct finance lease and the GEICO lease expiring during March 2007, partially offset by our acquisitions during the quarter ended September 30, 2006 of ICON Global Crossing II and Anchor. The decrease in interest expense was due to the continued reduction of our non-recourse debt on the three ZIM vessels, two of which were purchased in June 2004 and the third in January 2005. The overall increase in Management fees-Manager is a result of our acquisitions during the quarter ended September 30, 2006 of ICON Global Crossing II and Anchor, offset partially by the expiration of our lease with Geico in March 2007. The overall decrease in administrative expense reimbursements-Manager relates to decreased investment activity. We had no additional investments in leased assets during the period ended June 30, 2007. The increase in minority interest expense was due to two of our affiliate’s investment in ICON Global Crossing II during 2006. The increase in general and administrative expenses was due to increased professional fees, state taxes and commissions from increased investment in leased assets and fees to an unrelated third party for financing costs.

Net Income (Loss)

As a result of the foregoing factors, the net income for the 2007 Period was $1,596,475 as compared to the net loss for 2006 Period of $1,421,645. The net income per weighted average number of additional members’ shares outstanding for the 2007 Period was $10.63 as compared to the net loss per weighted average number of additional members’ shares outstanding for the 2006 Period of $9.44.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2007 and 2006, we had cash and cash equivalents of $18,594,398 and $19,678,511, respectively. For the six months ended June 30, 2007 and 2006, our main source of cash has been from operating and investing activities, which we expect to continue throughout the entire operating period. For the six months ended June 30, 2007 and 2006, our main use of cash was from financing activities, which we anticipate will continue during the entire operating period.

Operating Activities

    Sources of cash

Our main source of cash from operating activities for the six months ended June 30, 2007 and 2006 was the collection of non-financed receivables from operating and direct finance leases of approximately $7,419,000 (primarily relating to the Premier LLC, ICON Global Crossing II, Rite Aid, CompUSA, Anchor, Summit Asset Management Limited and ICON GeicJV leases) and $4,783,000 (primarily relating to the Premier LLC, ICON GeicJV, CompUSA, PW Supermarkets, Summit Asset Management Limited and Rite Aid leases), respectively. These transactions provided us with approximately $8,217,000 and $1,667,000, respectively, of net cash from operating activities.

Investing Activities

      Sources of cash

Our sources of cash from investing activities during the six months ended June 30, 2007 consisted of proceeds from the sales of equipment of approximately $767,000 (which consisted of the proceeds received from the sale of short-term portfolio leased assets coming to term and the sale of information technology equipment) and approximately $11,186,000 in distributions from joint ventures (which we received from our ICON Global Crossing, ICON EAM, LLC, ICON AeroTV and Aircraft 46837 joint ventures).

Our sources of cash from investing activities during the six months ended June 30, 2006 consisted of proceeds from the sales of equipment of approximately $2,406,000 (which consisted of the proceeds received from the sale of Air Atlanta aircraft rotables and the sale of short-term portfolio leased assets coming to term), approximately $772,000 in distributions from our ICON Global Crossing joint venture, approximately $734,000 from cash transfers from restricted cash relating to the closing of the Premier LLC escrow account.

Uses of cash

Our primary uses of cash from investing activities during the six months ended June 30, 2006 were approximately $3,072,000 relating to the acquisitions of Premier LLC and equipment on lease to Saturn Corporation.

Financing Activities

Uses of cash

Our uses of cash from financing activities during the six months ended June 30, 2007 were cash distributions paid to our members of approximately $6,458,000 and approximately $697,000 for the distributions to minority interest holders in joint ventures (which were paid from our ICON Global Crossing II and ICON GeicJV joint ventures).

Our uses of cash from financing activities during the six months ended June 30, 2006 were cash distributions paid to our members of approximately $6,472,000 and $240,000 for the distributions to minority interest holders in joint ventures (which were paid from our ICON Global Crossing II and ICON GeicJV joint ventures).

Financings and Borrowings

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P., Fund Nine and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the “Lender”).  The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2007. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Agreement. The changes to the Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at June 30, 2007 was 8.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified so that ICON Leasing Fund Twelve, LLC (“Fund Twelve”) became a permitted borrower. Although Fund Twelve does not have any outstanding borrowings under the Facility, as a result of its entry into the Loan Modification, it is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,755,000 at June 30, 2007.  We currently have no borrowings under the Facility.

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

Distributions

We pay monthly distributions to our members beginning with the first month after the members’ admission through the termination of the operating period, which we currently anticipate will be on April 4, 2010. We paid distributions to our additional members totaling $6,392,913 and $6,407,708, respectively, for the six months ended June 30, 2007 and 2006. Additionally, our Manager was paid distributions of $64,575, and $64,724, respectively, for the six months ended June 30, 2007 and 2006.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2007, as well as the condensed consolidated financial statements and Quarterly Reports on Form 10-Q for the period ended June 30, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

While evaluating our Manager’s disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff. In response, our Manager hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10 and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 127 additional member shares during the 2007 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement.  Redeemed shares have no voting rights and do not share in distributions.  The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. The following table details our additional member redemptions:

	Total Number of
	Additional Member	Price Paid Per Additional
	Shares Redeemed	Member Shares
January 1, 2007 through January 31, 2007	40	$851.84
February 1, 2007 through February 28, 2007	23	$822.51
March 1, 2007 through March 31, 2007	8	$827.51
April 1, 2007 through April 30, 2007	-	$-
May 1, 2007 through May 31, 2007	31	$894.95
June 1, 2007 through June 30, 2007	25	$832.93

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

Dated: August 10, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Dated: August 10, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

24