Form 10-K/A
period 2006-12-31
ICON INCOME FUND TEN LLC
filed 2007-08-20
CIK 1220606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.               Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.         Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                                                  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                           Accelerated filer ☐                                                     Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter:  Not applicable.

There is no established market for shares of the registrant.

Number of outstanding limited liability company shares of the Registrant on July 31, 2007 is 148,561.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

ICON Income Fund Ten, LLC is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 3, 2007 (the “Original Filing”) solely for the purposes of amending Item 15 – Exhibits, to include the financial statements of ICON Global Crossing, LLC, which were not able to be completed timely and included in the Original Filing. This Amendment contains the complete text of Item 15. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to the Original Filing.

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

31.1	Rule 13a-14(a)/15d-14(a) certifications.

31.2	Rule 13a-14(a)/15d-14(a) certifications.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statements of ICON Global Crossing, LLC

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)

Financial Statements

December 31, 2006 and 2005

(With Report of Independent Registered Public Accounting Firm Thereon)

ICON Global Crossing LLC (A Delaware Limited Liability Company) Table of Contents
Page

Report of Independent Registered Public Accounting Firm	1

Balance Sheets at December 31, 2006 and 2005	2

Statements of Income and Changes in Members’ Equity For the Year Ended December 31, 2006 and the Period from November 17, 2005 (Commencement of Operations) Through December 31, 2005	3

Statements of Cash Flows For the Years Ended December 31, 2006 and the Period from November 17, 2005 (Commencement of Operations) Through December 31, 2005	4

Notes to Financial Statements	5 - 8

The Members
ICON Global Crossing, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheets of ICON Global Crossing, LLC (a Delaware limited liability company) as of December 31, 2006 and 2005 and the related statements of income and changes in members’ equity and cash flows for the year ended December 31, 2006 and the period from November 17, 2005 (Commencement of Operations) through December 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of ICON Global Crossing, LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from November 17, 2005 (Commencement of Operations) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

August 20, 2007
New York, New York

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Balance Sheets
December 31,

ASSETS

	2006	2005
Cash and cash equivalents	$26,593	$-

Investment in operating lease:
Equipment, at cost	25,278,619	-
Accumulated depreciation	(3,801,897)	-

Net investment in operating lease	21,476,722	-

Restricted cash	-	17,340,000
Other assets, net	-	57,940

Total assets	$21,503,315	$17,397,940

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accrued expenses and other liabilities	$4,758	$-

Commitments and contingencies

Members' equity	21,498,557	17,397,940

Total liabilities and members' equity	$21,503,315	$17,397,940

See accompanying notes to financial statements

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Statements of Income and Changes in Members' Equity

	Year Ended December 31, 2006	Period From November 17, 2005 (Commmencement of Operations) through December 31, 2005
Revenue:
Rental income	$6,208,844	$-
Interest and other income	48,715	-

Total revenue	6,257,559	-

Expenses:
Depreciation	3,801,897	-
General and administrative	15,693	-

Total expenses	3,817,590	-

Net income	2,439,969	-

Members' equity, beginning of period	17,397,940	-

Cash invested by members	7,733,176	17,397,940

Cash distributions to members	(6,072,528)	-

Members' equity, end of period	$21,498,557	$17,397,940

See accompanying notes to financial statements

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Year Ended December 31, 2006	Period From November 17, 2005 (Commmencement of Operations) through December 31, 2005
Cash flows from operating activities:
Net income	$2,439,969	$-
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	3,801,897	-
Changes in operating assets and liabilities:
Other assets	-	(57,940)
Accrued expenses and other liabilities	4,758	-

Net cash provided by (used in) operating activities	6,246,624	(57,940)

Cash flows from investing activities:
Investment in operating lease	(25,220,679)	-
Decrease (increase) in restricted cash	17,340,000	(17,340,000)

Net cash used in investing activities	(7,880,679)	(17,340,000)

Cash flows from financing activities:
Cash invested by members	7,733,176	17,397,940
Cash distributions to members	(6,072,528)	-

Net cash provided by financing activities	1,660,648	17,397,940

Net increase in cash	26,593	-
Cash, beginning of the period	-	-

Cash, end of the period	$26,593	$-

See accompanying notes to financial statements

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2006 and 2005

(1)	Organization

ICON Global Crossing, LLC (the “LLC”) was formed on November 17, 2005 as a Delaware limited liability company. The LLC is a joint venture between three affiliated entities, ICON Income Fund Eight A L.P. (“Fund Eight A”), ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”). Fund Eight A, Fund Ten and Fund Eleven originally had interests of 12%, 44% and 44%, respectively, in the LLC’s profits, losses and cash distributions. On March 31, 2006, Fund Eleven made an additional capital contribution to the LLC of approximately $7,734,000, which changed the interests of Fund Eight A, Fund Ten and Fund Eleven to 8.0%, 30.6% and 61.4%, respectively. The total capital contributions made to the LLC as of December 31, 2006 were approximately $25,131,000.

During February and March 2006, the LLC purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) and during April 2006 purchased approximately $3,165,000 of additional equipment that is subject to a lease with Global Crossing (including initial direct costs in the form of legal fees of approximately $157,000). The term of the lease is 48 months and commenced on April 1, 2006.

The General Partner/Manager of the LLC’s members is ICON Capital Corp. (the “Manager”), which was a Connecticut corporation and effective June 1, 2007 is a Delaware corporation. The Manager indirectly manages and controls the business affairs of the LLC's assets under the terms of separate limited partnership and operating agreements with Fund Eight A, Fund Ten and Fund Eleven.

(2)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

Investment in Operating Lease

Investment in operating lease is stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon the final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

Asset Impairments

The LLC's assets are periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the LLC estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2006 and 2005

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

For operating leases, rental income is recognized on the straight line method over the lease term.  Billed and uncollected operating lease receivables are included in other assets. Deferred rental income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include impairments, depreciation, and unguaranteed residual values.  Actual results could differ from those estimates.

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), an amendment to SFAS No. 133 (“SFAS 133”) and SFAS No. 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the LLC’s financial statements.

In September 2006, the FASB issued SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement, but does not currently believe it will have a material impact on the LLC’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the LLC’s financial statements.

The Manager does not believe that any recently issued, but not yet effective, accounting pronouncements if currently adopted, would have a material effect on the accompanying financial statements.

(3)	Investment in Operating Lease

During February and March 2006, the LLC purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment that is subject to a lease with Global Crossing (including initial direct costs in the form of legal fees of approximately $157,000).  The term of the lease is 48 months and the lease began on April 1, 2006.

Non-cancelable minimum annual rentals over the next five years are as follows:

Years Ending
December 31,
2007	$7,385,748
2008	$7,385,748
2009	$7,385,748
2010	$1,846,437

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2006 and 2005

(4)	Restricted Cash

On December 30, 2005, the LLC’s members made their initial capital contributions of approximately $17,398,000 which was deposited into an interest bearing cash escrow account until the equipment could be purchased. During February and March 2006, the LLC utilized the funds held in the cash escrow account to purchase the equipment. The LLC earned approximately $48,000 of interest income during the year ended December 31, 2006.

(5)	Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information at December 31, 2006 and 2005 with respect to the LLC's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of other liabilities approximates fair market value.

(6)	Transactions with Related Parties

During the normal course of operations, the LLC’s members’ will pay certain operating and general and administrative expenses on behalf of the LLC in proportion with their member interests. The Manager has determined that these expenses are not material to the LLC’s operations.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

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

Dated: August 20, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Dated: August 20, 2007

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