Form 10-Q
period 2007-09-30
ICON INCOME FUND TEN LLC
filed 2007-11-14
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2007

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on October 31, 2007 is 148,451.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets

	September 30,
	2007	December 31,
	(unaudited)	2006
Current assets
Cash and cash equivalents	$6,182,218	$5,685,688
Current portion of net investment in finance leases	1,450,072	1,348,277
Accounts receivable	67,206	58,176
Other receivable	10,620	2,734,166
Prepaid services fees,net	75,084	1,024,155
Due from Manager and affiliates	309,403	15,472
Restricted Cash	1,464,000	1,464,000
Interest rate swap contracts	317,392	754,521
Other current assets	-	99,999

Total current assets	9,875,995	13,184,454

Non-current assets
Net investments in finance leases, less current portion	12,621,110	13,070,004
Leased equipment at cost, (less accumulated depreciation of
$56,310,152 and $45,418,818)	85,050,616	99,795,532
Equipment held for sale or lease, net	397,714	17,500
Note receivable on financing facility, net	3,154,874	-
Investments in joint ventures	13,442,211	17,024,799
Investments in unguaranteed residual values	1,427,517	2,409,009
Other non-current assets, net	204,386	20,031

Total non-current assets	116,298,428	132,336,875

Total Assets	$126,174,423	$145,521,329

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$16,146,355	$15,511,914
Due to Manager	162,360	75,743
Accrued expenses and other liabilities	407,788	509,945
Deferred rental income	1,064,993	1,355,712

Total current liabilities	17,781,496	17,453,314

Non-current liabilities
Non-recourse long-term debt, net of current portion	18,067,469	30,257,777

Total Liabilities	35,848,965	47,711,091

Minority Interest	3,269,886	4,039,195

Commitments and contingencies (note 13)

Members' Equity
Manager	(462,926)	(401,837)
Additional Members	84,298,088	90,581,159
Accumulated other comprehensive income	3,220,410	3,591,721

Total Members' Equity	87,055,572	93,771,043

Total Liabilities and Members' Equity	$126,174,423	$145,521,329

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Rental income	$6,953,185	$6,292,705	$21,500,794	$19,695,208
Finance income	710,283	660,761	2,068,428	660,761
Income from investments in joint ventures	390,020	411,571	766,811	1,113,756
Net gain (loss) on sales of leased equipment	116,975	(26,668)	267,854	(30,364)
Net gain on foreign currency transactions	386,591	-	714,819	26,713
Interest and other income	182,881	127,139	337,029	442,947

Total revenue	8,739,935	7,465,508	25,655,735	21,909,021

Expenses:
General and administrative	166,676	45,264	807,660	325,342
Depreciation and amortization	5,280,441	5,939,428	17,236,992	18,532,736
Impairment loss	-	440,928	-	440,928
Management fees - Manager	500,527	521,492	1,552,791	1,418,902
Administrative expense reimbursements - Manager	237,360	251,041	628,643	755,802
Interest	497,929	694,383	1,619,146	2,262,348
Minority interest	78,171	10,254	235,197	31,890

Total expenses	6,761,104	7,902,790	22,080,429	23,767,948

Net income (loss)	$1,978,831	$(437,282)	$3,575,306	$(1,858,927)

Net income (loss) allocable to:
Additional Members	$1,959,043	$(432,909)	$3,539,553	$(1,840,338)
Manager	19,788	(4,373)	35,753	(18,589)

	$1,978,831	$(437,282)	$3,575,306	$(1,858,927)

Weighted average number of additional
member shares outstanding	148,550	148,811	148,624	148,930

Net income (loss) per weighted average
additional member share	$13.19	$(2.91)	$23.82	$(12.36)

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
(unaudited)

				Accumulated
				Other	Total
	Additional	Additional	Managing	Comprehensive	Members'
	Member Shares	Members	Member	Income (Loss)	Equity
Opening balance, January 1, 2006	149,174	$105,724,368	$(252,770)	$(22,194)	$105,449,404

Additional member shares redeemed	(444)	(385,563)	-	-	(385,563)
Cash distributions to members	-	(12,805,418)	(129,348)	-	(12,934,766)
Change in valuation of interest rate
swap contracts	-	-	-	(243,456)	(243,456)
Change in valuation of warrants held
by a joint venture	-	-	-	538,072	538,072
Foreign currency translation adjustment	-	-	-	3,319,299	3,319,299
Net loss	-	(1,952,228)	(19,719)	-	(1,971,947)

Period ended, December 31, 2006	148,730	90,581,159	(401,837)	3,591,721	93,771,043

Additional member shares redeemed	(71)	(59,612)	-	-	(59,612)
Cash distributions to members	-	(3,196,955)	(32,292)	-	(3,229,247)
Change in valuation of interest rate
swap contracts	-	-	-	(164,805)	(164,805)
Change in valuation of warrants held
by a joint venture	-	-	-	(473,681)	(473,681)
Foreign currency translation adjustment	-	-	-	146,150	146,150
Net income	-	273,504	2,763	-	276,267

Period ended, March 31, 2007	148,659	87,598,096	(431,366)	3,099,385	90,266,115

Additional member shares redeemed	(56)	(48,797)	-	-	(48,797)
Cash distributions to members	-	(3,195,957)	(32,284)	-	(3,228,241)
Change in valuation of interest rate
swap contracts	-	-	-	30,297	30,297
Change in valuation of warrants held
by a joint venture	-	-	-	(16,242)	(16,242)
Foreign currency translation adjustment	-	-	-	121,667	121,667
Net income	-	1,307,006	13,202	-	1,320,208

Period ended, June 30, 2007	148,603	85,660,348	(450,448)	3,235,107	88,445,007

Additional member shares redeemed	(152)	(126,932)	-	-	(126,932)
Cash distributions to members	-	(3,194,371)	(32,266)	-	(3,226,637)
Change in valuation of interest rate
swap contracts	-	-	-	(107,241)	(107,241)
Change in valuation of warrants held
by a joint venture	-	-	-	(45,929)	(45,929)
Foreign currency translation adjustment	-	-	-	138,473	138,473
Net income	-	1,959,043	19,788	-	1,978,831

Period ended, September 30, 2007	148,451	$84,298,088	$(462,926)	$3,220,410	$87,055,572

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,575,306	$(1,858,927)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(13,176,000)	(13,176,000)
Finance income	(2,068,428)	(660,761)
Income from investments in joint ventures	(766,811)	(1,113,756)
Net (gain) loss on sales of equipment	(267,854)	30,364
Depreciation and amortization	17,236,992	18,532,736
Impairment loss	-	440,928
Interest expense on non-recourse financing paid directly
to lenders by lessees	1,620,133	2,221,559
Minority interest	235,197	31,890
Changes in operating assets and liabilities:
Collection of principal - finance receivables	2,916,631	583,417
Interest rate swap contracts	13,012	-
Due from Manager and affiliates	14,155	-
Other assets, net	2,666,463	(477,227)
Due to Manager	77,803	95,232
Accrued expenses and other liabilities	(131,320)	922,427
Deferred rental income	(290,719)	(165,616)

Net cash provided by operating activities	11,654,560	5,406,266

Cash flows from investing activities:
Purchase of equipment, net of security deposit assumed	(2,000,665)	(17,894,411)
Investment in financing facility	(3,325,507)	-
Investments in unguaranteed residual values	-	(782,177)
Investments in joint ventures	(7,933,833)	-
Proceeds from sales of equipment and unguaranteed residual values	1,272,665	2,580,117
Distributions received from joint ventures	11,752,505	1,324,900
Restricted cash provided	-	733,792

Net cash used in investing activities	(234,835)	(14,037,779)

Cash flows from financing activities:
Cash distributions to members	(9,684,125)	(9,704,613)
Distributions to minority interest holders in joint ventures	(1,004,506)	(354,010)
Minority interest holders contribution in joint venture	-	2,000,000
Additional member shares redeemed	(235,341)	(376,417)

Net cash used in financing activities	(10,923,972)	(8,435,040)

Effects of exchange rates on cash and cash equivalents	777	(158,878)

Net increase (decrease) in cash and cash equivalents	496,530	(17,225,431)
Cash and cash equivalents, beginning of the period	5,685,688	24,242,517

Cash and cash equivalents, end of the period	$6,182,218	$7,017,086

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$13,176,000	$13,176,000
Transfer of leased equipment at cost to equipment held for
sale or lease, net	$639,495	$-
Transfer from restricted cash to leased equipment at cost	$-	$1,599,797
Transfer from investments in unguaranteed residual values to
leased equipment at cost	$398,239	$382,209
Transfer from leased equipment at cost to net investment
in finance leases	$-	$13,695,359

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Ten, LLC (the “LLC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of ICON Capital Corp. (the “Manager”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue. All of the LLC’s investments in joint ventures are subject to its impairment review policies.

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

The LLC was formed on January 2, 2003 as a Delaware limited liability company.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third party end users, equipment financing, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2023, unless terminated sooner.

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

The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were and are continuing to be made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” The LLC currently anticipates purchasing equipment from time to time until approximately April 4, 2010, unless that date is extended for up to an additional three years, in the Manager’s sole discretion. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business during a time frame called the “liquidation period.”

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)
(2)	Organization - continued

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and have received, in addition, other distributions and allocations that provide an 8% per year cumulative return on their outstanding adjusted capital contribution account.  After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

(3)	Summary of Significant Accounting Policies

Revenue Recognition

For notes receivable, the LLC uses the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned. If the borrower does not make a payment for 120 days, the LLC places the related note receivable on non-accrual status.

Notes Receivable

Notes receivable are reported at their outstanding principal balances net of any unamortized deferred fees and premiums or discounts on purchased loans. Costs on originated loans are reported as other non-current assets. Unearned income, discounts and premiums are amortized to income using the interest method. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance and is reduced upon receipt of the cash payment.

Warrants

Warrants held by the LLC are revalued on a quarterly basis.  The revaluation of the warrants is computed using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk free rate and the volatility percentage. Any unrealized gains or losses during the period from these warrants calculated using the Black-Scholes model are reflected in other comprehensive income, which is a component of members’ equity. Realized gains and losses during the year are reflected in the statement of operations, which will only be recorded once the warrants have been exercised.

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
September 30, 2007
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current presentation.

(4)	Net Investments in Finance Leases

Net investments in finance leases consist of the following:

	September 30,	December 31,
	2007	2006
Minimum lease payments receivable	$20,984,578	$22,975,426
Estimated unguaranteed residual values	2,228,551	2,160,615
Initial Direct Costs, net	153,303	182,049
Unearned income	(9,295,250)	(10,899,809)

	$14,071,182	$14,418,281

Less: Current portion of net investment in finance lease	(1,450,072)	(1,348,277)

Net investments in finance leases, less current portion	$12,621,110	$13,070,004

Refrigeration Equipment

During July 2007, PW Supermarkets, Inc. (“PW Supermarkets”) extended an expiring lease with the LLC for an additional 12 months. The Manager is required to perform a new lease classification test for any lease term that is extended to determine whether the lease should be classified as either a finance lease or an operating lease. The lease classification test resulted in the lease being classified as a finance lease, since the title of the equipment is being transferred to PW Supermarkets at the end of the lease. As a result of the lease being classified as a finance lease, the net book value of approximately $96,000 was transferred from leased equipment at cost to net investments in finance leases on August 1, 2007.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(5)	Leased Equipment at Cost

Leased equipment at cost consists of the following:

	September 30,	December 31,
	2007	2006
Container vessels	$107,219,708	$107,219,708
Digital mini-labs	8,863,740	8,863,740
Information technology equipment	893,884	6,027,658
Telecommunications systems	18,077,855	18,077,855
Refrigeration equipment	-	720,473
Manufacturing equipment	6,305,581	4,304,916

	141,360,768	145,214,350
Less: accumulated depreciation	(56,310,152)	(45,418,818)

	$85,050,616	$99,795,532

Information technology equipment

On March 31, 2004, the LLC, along with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the Manager, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a lease with Government Employees Insurance Company (“GEICO”) until March 31, 2007. The LLC paid approximately $4,331,000 for its investment in ICON GeicJV.  The LLC and Fund Nine have interests of 74% and 26%, respectively.  On April 30, 2004, ICON GeicJV acquired the technology equipment subject to lease for a total cost of approximately $5,853,000 in cash.

During 2007, GEICO returned equipment with a cost basis of approximately $5,322,000 and extended on a month–to-month basis equipment with a cost basis of approximately $531,000. Of the equipment that was returned, the Manager has sold equipment with a net book value of approximately $390,000. ICON GeicJV realized proceeds of approximately $383,000 and recognized a loss of approximately $7,000 on the equipment sale. The remaining returned equipment has a net book value of approximately $380,000, is currently being remarketed by the Manager and was reclassified to equipment held for sale or lease, net.

On September 28, 2007, the LLC completed the acquisition of substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”), a wholly owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $2,000,000. The lease term commences on October 1, 2007, and continues for a period of 60 months.

Simultaneously with the closing of the transaction with Texas Die, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), two other entities managed by the Manager (together, the “Participating Funds”) completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary. Each subsidiary’s obligations under its respective leases (including those of Texas Die) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(6)	Notes Receivable on Financing Facility

On August 13, 2007, the LLC entered into an equipment financing facility with a consortium of other lenders and Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility. The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra. The equipment is comprised of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Principal payments will be received by the LLC starting in October 2008.  In the interim period, interest will be paid on a quarterly basis using a range of rates from 8.86% to 9.01%. In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock. Any unrealized gains and losses during the period from these warrants are reflected in other comprehensive income, which is a component of members’ equity. Realized gains and losses during the year are reflected in the statement of operations. At September 30, 2007, the Manager has determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants is $170,608.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $4.28, expiration date of April 6, 2014, a volatility of 250%, and the risk free interest rate of 4.72%. The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

The financing facility is for a maximum amount of $93,500,000, of which each of the LLC has committed to invest up to $5,000,000.  At September 30, 2007, the LLC invested approximately $3,326,000 and committed to loan additional amounts of up to $1,674,000.  In October 2007, the LLC invested approximately $671,000, increasing the total amount invested to approximately $3,997,000 and is committed to loan additional amounts of up to $1,003,000.

(7)	Investments in Joint Ventures

The joint ventures described below are not consolidated by the LLC.

ICON Global Crossing, LLC

The LLC has a 30.6% interest in ICON Global Crossing LLC (“ICON Global Crossing”) whose sole purpose is to lease state-of-the-art telecommunications equipment to Global Crossing Telecommunications, Inc.

The results of operations of ICON Global Crossing for the three and nine months ended September 30, 2007, and 2006 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$682,774	$684,902	$2,018,313	$1,750,227
LLC's share of net income	$209,066	$209,726	$618,008	$586,629

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(7)	Investments in Joint Ventures – continued

ICON AeroTV, LLC

The LLC owns a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”). On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement.  Certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. Subsequently, ICON AeroTV registered a default judgment against the AeroTV director. ICON AeroTV is currently in the process of attempting to execute the judgment. At this time it is not possible to determine the ability to collect the judgment.

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $441,000, which was off-set by the recognition of the relinquished security deposit and deferred income of approximately $288,000, resulting in a loss of approximately $153,000. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining rent balance.  In April 2007, all unexpended amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to the LLC and Fund Eleven, which amount together with accrued interest was approximately $5,215,000.

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

ICON Mayon, LLC

On July 24, 2007, the LLC and Fund Twelve, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 49% and 51%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, comprised of (i) the cash payment of approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and (ii) borrowings of approximately $24,938,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of four years.  The charter commenced on July 24, 2007. The total capital contributions made to ICON Mayon as of September 30, 2007 were approximately $15,404,000, of which the LLC’s share was approximately $7,548,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(8)	Investments in Unguaranteed Residual Values

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

SAM receives commissions on transaction and realization proceeds, as defined in the participation agreement. For the three and nine months ended September 30, 2007, the LLC paid or accrued commissions and realization proceeds to SAM of approximately $108,000 and $165,000, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

For the three months ended September 30, 2007, the LLC remarketed certain of its investments in unguaranteed residual values with a cost basis of approximately $252,000. The LLC realized proceeds of approximately $302,000, from sales of its interests in unguaranteed residual values with a cost basis of approximately $181,000, and additional unguaranteed residual values, with a cost basis of approximately $71,000, were released and transferred to leased equipment based on the terms of the respective leases. The lease terms expire at various dates through August 2009.

For the nine months ended September 30, 2007, the LLC remarketed certain of its investments in unguaranteed residual values with a cost basis of approximately $881,000. The LLC realized proceeds of approximately $684,000, from sales of its interests in unguaranteed residual values with a cost basis of approximately $483,000, and additional unguaranteed residual values, with a cost basis of approximately $398,000, were released and transferred to leased equipment based on the terms of the respective leases. The lease terms expire at various dates through August 2009.

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

Under the terms of the Purchase Agreement, Key Finance and the LLC will receive residual proceeds up to the “bottom residual value,” as defined in the remarketing agreement.  The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement.  Under the terms of the Purchase Agreement, once the portfolio’s return to the LLC has exceeded the expected residual, as established in the Purchase Agreement, any additional residual proceeds will be split equally between the LLC and Key Finance. As of September 30, 2007, there was no residual sharing.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(8)	Investments in Unguaranteed Residual Values – continued

For the three and nine months ended September 30, 2007, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $39,000 and $100,000, respectively. The LLC realized proceeds of approximately $46,000 and $114,000, respectively, on these sales of its interests in unguaranteed residual values.

(9)	Revolving Line of Credit – Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), Fund Nine and Fund Eleven (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2007 and no amounts are due to or payable by the LLC under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at September 30, 2007 was 7.75%.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(9)	Revolving Line of Credit – Recourse – continued

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit Fund Twelve as a permitted borrower. Fund Twelve, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at September 30, 2007.  The LLC currently has no borrowings outstanding under the Facility. Subsequent to September 30, 2007, Fund Twelve repaid $5,000,000 of borrowings under the Facility. The remaining $1,255,000 relates to borrowings by Fund Eight B.

(10)	Transactions with Related Parties

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

Administrative expense reimbursements are costs incurred by the Manager that are necessary to the LLC’s operations.  These costs include the Manager’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager or expenses for rent, depreciation or utilities of the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses and distributions. The LLC paid distributions to the Manager of $96,842 for the nine months ended September 30, 2007. The Manager’s interest in the LLC’s net income (loss) for the three months ended September 30, 2007 and 2006 was $19,788 and $(4,373), respectively. The Manager’s interest in the LLC’s net income (loss) for the nine months ended September 30, 2007 and 2006 was $35,753 and $(18,589), respectively.

Fees and other expenses paid or accrued by the LLC to the Manager for the three and nine months ended September 30, 2007 and 2006, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	$500,527	$521,492	$1,552,791	$1,418,902
Management fees (1)	237,360	251,041	628,643	755,802
Administrative expense reimbursements (1)
	$737,887	$772,533	$2,181,434	$2,174,704

(1) Charged directly to operations.

The LLC had a receivable of $309,403 due from the Manager and affiliates at September 30, 2007. The receivable was primarily comprised of a receivable of $308,086 due from Fund Twelve related to the purchase of the Mayon Spirit. On October 31, 2007, the LLC was repaid $308,086 from Fund Twelve. The LLC had a payable of $162,360 due to the Manager relating to administrative expense reimbursements accrued and unpaid at September 30, 2007.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(11)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2007	2006	2007	2006	2006
Net income (loss)	$1,978,831	$(437,282)	$3,575,306	$(1,858,927)	$(1,971,947)

Other comprehensive income (loss):
Change in valuation of interest rate
swap contracts	(107,241)	(558,157)	(241,749)	(128,682)	(243,456)
Change in valuation of warrants held
by a joint venture	(45,929)	(96,234)	(535,852)	543,803	538,072
Foreign currency translation adjustment	138,473	707,343	406,290	1,966,911	3,319,299

Comprehensive income (loss)	$1,964,134	$(384,330)	$3,203,995	$523,105	$1,641,968

(12)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement.

(13)	Commitment and Contingencies and Off Balance Sheet Risk

On September 28, 2007, the LLC completed the acquisition of substantially all of the machining and metal working equipment of Texas Die, a wholly owned subsidiary of MWU. Simultaneously with the closing of the transaction with Texas Die, the Participating Funds completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary. Each subsidiary’s obligations under its respective leases (including those of Texas Die) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds proportionately, based on the amount of capital invested.  The term of the credit support agreement matches that of the lease agreements. No amounts were accrued at September 30, 2007 and management cannot reasonable estimate at this time the maximum potential amounts that may become payable under the credit support agreement.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, the Manager must continue to monitor the conditions that are subject to the guarantees and indemnifications, a required under existing GAAP, to identify if a loss has been incurred.  If the Manager determines that it is probable that a loss has been incurred, any such estimable loss would be recognized.

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

Overview

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily engage in the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. Growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Additional investments will continue to be made with the cash generated from our initial investments to the extent that the cash is not needed for expenses, reserves and distributions to members with a combination of cash and financing. The investment in additional equipment in this manner is called “reinvestment”. We anticipate purchasing equipment from time to time until approximately April 4, 2010, unless that date is extended for up to an additional three years, at our Manager’s sole discretion.

At September 30, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates, consists primarily of the following equipment subject to lease:

Shipping:

•
We have a 100% interest in three container vessels on bareboat charter to ZIM Israel Navigation Co. Ltd. (“ZIM”), the 1991 ZIM Korea (“ZIM Korea”), the 1990 ZIM Canada (“ZIM Canada”) and the 1991 ZIM Italia (“ZIM Italia”). The ZIM Korea and the ZIM Canada have bareboat charters that expire during June 2009 and the ZIM Italia has a bareboat charter that expires during December 2009.

•
On July 24, 2007, we acquired a 49% interest in the Mayon Spirit (“Mayon”), a product tanker, which is subject to a bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) that expires in July 2011. We paid approximately $7,548,000 for the 49% interest.

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

•
We have a 72.3% interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to Global Crossing and Global Crossing North American Networks, Inc. (“Global Crossing Group”). The lease expires on October 31, 2010.

Financing facility:

•
On August 13, 2007, we entered into an equipment financing facility with a consortium of other lenders and Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra. The equipment is comprised of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Included as part of the consideration in the acquisition are warrants to purchase 40,290 shares of Solyndra common stock at an exercise price of $4.96. The warrants expire on April 6, 2014.

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

•
On September 28 2007, we acquired a 100% interest of substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc (“Texas Die”).  We have a sixty month lease commencing on October 1, 2007.

Lease and Other Significant Transactions

Information Technology Equipment:

During 2007, GEICO returned equipment with a cost basis of approximately $5,322,000 and extended on a month-to-month basis equipment with a cost basis of approximately $531,000. Of the equipment that was returned, our Manager has sold equipment with a net book value of approximately $390,000. We realized proceeds of approximately $383,000 and recognized a loss of approximately $7,000 on the equipment sale. The remaining returned equipment has a net book value of approximately $380,000, is currently being remarketed by our Manager and was reclassified to equipment held for sale or lease, net.

Digital Audio/Visual Entertainment Systems:

We own a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”).  On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement.  Certain facts came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud.  Subsequently, ICON AeroTV executed a default judgment against the AeroTV director. ICON AeroTV is currently in the process of attempting to execute the judgment. At this time it is not possible to determine the ability to collect the judgment.

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $441,000, which was off-set by the recognition of the relinquished security deposit and deferred income of approximately $288,000, resulting in a loss of approximately $153,000. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining rent balance.  In April 2007, all unexpended amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to us and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), which amount together with accrued interest was approximately $5,215,000.

Shipping:

On July 24, 2007, we along with ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an affiliate of our Manager, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 49% and 51%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker, Mayon, from an affiliate of Teekay. The purchase price for the Mayon was approximately $40,250,000, comprised of (i) the cash payment of approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and (ii) borrowings of approximately $24,938,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp. Simultaneously with the closing of the purchase of Mayon, Mayon was bareboat chartered back to Teekay for a term of four years.  The charter commenced on July 24, 2007. The total capital contributions made to ICON Mayon as of September 30, 2007 were approximately $15,404,000, of which our share was approximately $7,548,000.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our Manager is currently evaluating the impact of this pronouncement.

Results of Operations for the Three Months Ended September 30, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

Revenue for the 2007 and 2006 Quarters are summarized as follows:

	Three Months Ended September 30,
	2007	2006	Change
Total revenue	$8,739,935	$7,465,508	$1,274,427

Rental income	6,953,185	6,292,705	660,480
Finance income	710,283	660,761	49,522
Income from investments in joint ventures	390,020	411,571	(21,551)
Net gain (loss) on sales of equipment	116,975	(26,668)	143,643
Net gain on foreign currency transactions	386,591	-	386,591
Interest and other income	182,881	127,139	55,742

Total revenue for the 2007 Quarter increased by $1,274,427, or 17.1%, as compared to the 2006 Quarter. This increase was primarily attributable to rental income from our leased equipment, net gain on foreign currency transactions related to changes in exchange rates in the United Kingdom and net gain on sales of equipment. During the 2006 Quarter, we purchased equipment on lease to Anchor and to the Global Crossing Group, which accounts for approximately $1,130,000 of additional rental income during the 2007 Quarter. The increase was partly offset by the expiration of our lease with GEICO in March 2007, which accounted for a decrease in rental income of approximately $458,000 during the 2007 Quarter. The increase in the net gain on foreign currency transactions was due to a change in foreign currency rates of approximately 2% on a cash balance that was transferred from our pound sterling bank account in the United Kingdom to our dollar bank account in the United States during July 2007. This cash was used for our investment in ICON Mayon. The increase in the net gain on sales of equipment was primarily due to an increased number of equipment sales from our investments in residuals with Summit Asset Management, Ltd. (“SAM”) and Key Financial Group, Ltd. (“Key Financial”). During the 2007 Quarter, we recognized approximately $128,000 of gains on sales of residual values as compared to a loss of $26,000 on the sale of residual values during 2006 Quarter. The decrease in income from investments in joint ventures relates to the early termination of the leases with AeroTV and EAM Assets Ltd. (“EAM") and the expiration of the lease of an aircraft that was on lease with Federal Express (“FedEx”), resulting in a decrease of approximately $205,000, offset by our investment in ICON Mayon, which resulted in an increase of approximately $184,000.

Expenses for the 2007 and 2006 Quarters are summarized as follows:

	Three Months Ended September 30,
	2007	2006	Change
Total expenses	$6,761,104	$7,902,790	$(1,141,686)

General and administrative	166,676	45,264	121,412
Depreciation and amortization	5,280,441	5,939,428	(658,987)
Impairment loss	-	440,928	(440,928)
Management fees - Manager	500,527	521,492	(20,965)
Administrative expense reimbursements - Manager	237,360	251,041	(13,681)
Interest	497,929	694,383	(196,454)
Minority interest	78,171	10,254	67,917

Total expenses for the 2007 Quarter decreased by $1,141,686, or 14.4%, as compared to the 2006 Quarter. The decrease was primarily due to lower depreciation and amortization expense, an impairment loss recorded during the 2006 Quarter and lower interest expense that was partly offset by an increase in general and administrative expenses. The decrease in depreciation and amortization expense was caused by the GEICO lease expiring during March 2007, an impairment that was charged to the leases with Rite Aid as of December 31, 2006, an increase in the SAM leases coming to term and the continued amortization of the prepaid formation fees that will be completely written off during March 2008, partially offset by our acquisitions during the 2006 Quarter of equipment on lease to the Global Crossing Group and Anchor. The decrease in interest expense was due to the continued reduction of our non-recourse debt on the three ZIM vessels, ZIM Canada and ZIM Korea were purchased in June 2004 and ZIM Italia in January 2005. The increase in general and administrative expenses was due to higher commissions on the increased number SAM leases coming to term for the 2007 Quarter as compared to the 2006 Quarter.

Net Income (Loss)

As a result of the foregoing factors, the net income for the 2007 Quarter was $1,978,831 as compared to the net loss for the 2006 Quarter of $437,282. The net income per weighted average number of additional members’ shares outstanding for the 2007 Quarter was $13.19 as compared to the net loss per weighted average number of additional members’ shares outstanding for the 2006 Quarter of $2.91.

Results of Operations for the Nine Months Ended September 30, 2007 (the “2007 Period”) and 2006 (the “2006 Period”)

Revenue for the 2007 and 2006 Periods are summarized as follows:

	Nine Months Ended September 30,
	2007	2006	Change
Total revenue	$25,655,735	$21,909,021	$3,746,714

Rental income	21,500,794	19,695,208	1,805,586
Finance income	2,068,428	660,761	1,407,667
Income from investments in joint ventures	766,811	1,113,756	(346,945)
Net gain (loss) on sales of equipment	267,854	(30,364)	298,218
Net gain on foreign currency transactions	714,819	26,713	688,106
Interest and other income	337,029	442,947	(105,918)

Total revenue for the 2007 Period increased by $3,746,714, or 17.1%, as compared to the 2006 Period. This increase was primarily attributable to increases in rental and finance income from our leased equipment. We purchased equipment on lease to Anchor and the Global Crossing Group during the 2006 Period, which account for approximately $3,574,000 of additional rental income during the 2007 Period. The increase was partially offset by the reclassification of the Premier Telecom lease from an operating to a direct finance lease in July 2006. The reclassification represented 98% of our finance income for the 2007 Period and accounting for approximately $975,000 of the offsetting decrease in rental income. In addition, the expiration of our lease with GEICO in March 2007 accounted for a decrease in rental income of approximately $825,000 during the 2007 Period. The increase in the net gain on foreign currency transactions was due to the impact of the change in foreign currency rates on the conversion of approximately $13,569,000 of distributions made from Premier LLC, ICON AeroTV and ICON EAM LLC (“ICON EAM”) joint ventures, as well as a change in foreign currency rates of approximately 2% on a cash balance that was transferred from our pound sterling bank account in the United Kingdom to our dollar bank account in the United States during July 2007. This cash was used for our investment in ICON Mayon. The decrease in income from investments in joint ventures relates to the early termination of the leases with AeroTV and EAM and the expiration of the lease of an aircraft that was on lease with FedEx, resulting in a decrease of approximately $562,000, offset by our investment in ICON Mayon, which resulted in approximately $184,000 of additional income from investments in joint ventures.

Expenses for the 2007 and 2006 Periods are summarized as follows:

	Nine Months Ended September 30,
	2007	2006	Change
Total expenses	$22,080,429	$23,767,948	$(1,687,519)

General and administrative	807,660	325,342	482,318
Depreciation and amortization	17,236,992	18,532,736	(1,295,744)
Impairment loss	-	440,928	(440,928)
Management fees - Manager	1,552,791	1,418,902	133,889
Administrative expense reimbursements - Manager	628,643	755,802	(127,159)
Interest	1,619,146	2,262,348	(643,202)
Minority interest	235,197	31,890	203,307

Total expenses for the 2007 Period decreased by $1,687,519, or 7.1%, as compared to the 2006 Period. The decrease was primarily due to lower depreciation and amortization and interest expense as well as an impairment loss recorded during the 2006 Period, that was partially offset by an increase in general and administrative expenses. The decrease in depreciation and amortization expense was due to the reclassification of the Premier Telecom lease in July 2006 from an operating to a direct finance lease, the expiration of the GEICO lease during March 2007, an impairment on the assets on lease with Rite Aid as of December 31, 2006, an increase in the SAM leases coming to term, the continued amortization of the prepaid formation fees that will be completely written off during the March 2008 and the sale of portion of the equipment on lease with PW Supermarkets during June 2006. The lower depreciation and amortization expense were partially offset by our acquisitions during the 2006 Period of equipment on lease to the Global Crossing Group and Anchor. The decrease in interest expense was due to the continued reduction of our non-recourse debt on the three ZIM vessels, ZIM Canada and ZIM Korea of which were purchased in June 2004 and ZIM Italia in January 2005. The increase in general and administrative expenses was due to increased professional fees, state taxes, printing charges and commissions from increased investment in leased assets and fees to an unrelated third party for financing costs.

Net Income (Loss)

As a result of the foregoing factors, the net income for the 2007 Period was $3,575,306 as compared to the net loss for 2006 Period of $1,858,927. The net income per weighted average number of additional members’ shares outstanding for the 2007 Period was $23.82 as compared to the net loss per weighted average number of additional members’ shares outstanding for the 2006 Period of $12.36.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2007 and 2006, we had cash and cash equivalents of $6,182,218 and $7,017,086, respectively. For the 2007 and 2006 Periods, our main source of cash has been from operating activities, which we expect to continue throughout the entire operating period. For the 2007 Period, our main use of cash was from financing activities. For the 2006 Period, our main uses of cash were from investing and financing activities. We anticipate that financing activities will continue to be our main use of cash during the remainder of the operating period.

Operating Activities

 Sources of cash

Our main source of cash from operating activities for the 2007 and 2006 Periods was the collection of finance receivables from operating and finance leases of approximately $10,951,000 (primarily relating to the Premier Telecom, Global Crossing Group, Rite Aid, CompUSA, Anchor, SAM, PW Supermarkets and GEICO leases) and $6,937,000 (primarily relating to the Premier Telecom, GEICO, CompUSA, PW Supermarkets, SAM and Rite Aid leases), respectively. These transactions provided us with $11,654,560 and $5,406,266, respectively, of net cash from operating activities.

Investing Activities

       Sources of cash

Our sources of cash from investing activities during the 2007 Period consisted of proceeds from the sales of equipment of $1,272,665 (which primarily consisted of the proceeds received from the sale of residual value interests and the sale of information technology equipment) and $11,752,505 in distributions from joint ventures (which we received from our ICON Global Crossing, ICON EAM, ICON AeroTV and ICON Aircraft 46837 LLC joint ventures). The distributions received from ICON EAM and ICON AeroTV were from the return of capital not invested.

Our sources of cash from investing activities during the 2006 Period consisted of proceeds from the sales of equipment of $2,580,117 (which consisted of the proceeds received from the sale of Air Atlanta aircraft rotables, sale of a portion of refrigeration equipment on lease to PW Supermarkets and the sale of residual value interests), $1,324,900 in distributions from our ICON Global Crossing joint venture, $733,792 from cash transfers from restricted cash relating to the closing of the Premier LLC escrow account.

Uses of cash

Our primary uses of cash from investing activities during 2007 Period were $2,000,665 relating to the acquisition of equipment on lease to Texas Die, $3,325,507 for notes receivable on a financing facility, and $7,933,833 for an investment in joint ventures primarily relating to our investment in ICON Mayon.

Our primary uses of cash from investing activities during the 2006 Period were $17,894,411 relating to the acquisition of the equipment on lease to Anchor, Global Crossing Group, Premier Telecom and Saturn Corporation, $782,177 for an investment in unguaranteed residual values relating to the Key Finance Portfolio.

Financing Activities

Uses of cash

Our source of cash from financing activities during the 2006 Period was the contribution of minority holders in joint ventures (which were contributed for an investment in ICON Global Crossing II).

Our uses of cash from financing activities during the 2007 Period was cash distributions paid to our members of $9,684,125 and $1,004,506 for the distributions to minority interest holders in joint ventures (which were paid from ICON Global Crossing II and ICON GeicJV).

Our uses of cash from financing activities during the 2006 Period were cash distributions paid to our members of $9,704,613, $354,010 for the distributions to minority interest holders in joint ventures (which were paid from ICON Global Crossing II and ICON GeicJV) and $376,417 for redemption of additional member shares.

Financings and Borrowings

Revolving Line of Credit-Recourse

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC and Fund Eleven (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at September 30, 2007 was 7.75%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit Fund Twelve as a permitted borrower. Fund Twelve, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at September 30, 2007.  We currently have no borrowings under the Facility. Subsequent to September 30, 2007, Fund Twelve repaid $5,000,000 of borrowings under the Facility. The remaining balance of $1,255,000 relates to borrowings by Fund Eight B.

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

Distributions

We pay monthly distributions to our members beginning with the first month after the members’ admission through the termination of the operating period, which we currently anticipate will be on April 4, 2010. We paid distributions to our additional members totaling $9,587,283 and $9,607,567 for the 2007 Period and 2006 Period, respectively. Additionally, we paid distributions to our Manager of $96,842, and $97,046 for the 2007 Period and 2006 Period, respectively.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At September 30, 2007, we have non-recourse debt obligations. The lenders have security interest in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2007, our outstanding balance indebtedness was $34,213,824.

On September 28, 2007, we completed the acquisition of substantially all of the machining and metal working equipment of Texas Die, a wholly owned subsidiary of MW Universal, Inc. (“MWU”). Simultaneously with the closing of the transaction with Texas Die, Fund Eleven and Twelve, two entities managed by our Manager (together, the “Participating Funds”) completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary. Each subsidiary’s obligations under its respective leases (including those of Texas Die) are cross-collateralized, cross-defaulted, and the subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds have also entered into a credit support agreement with us, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds proportionately, based on the amount of capital invested.  The term of the credit support agreement matches that of the lease agreements. No amounts were accrued at September 30, 2007 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote.  For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, our Manager must continue to monitor the conditions that are subject to the guarantees and indemnifications, a required under existing GAAP, to identify if a loss has been incurred.  If our Manager determines that it is probable that a loss has been incurred, any such estimable loss would be recognized.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2007, as well as the condensed consolidated financial statements and Quarterly Reports on Form 10-Q for the period ended September 30, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 279 additional member shares during the 2007 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement.  Redeemed additional member shares have no voting rights and do not share in distributions.  The LLC agreement limits the number of additional member shares which can be redeemed in any one year and redeemed additional member shares may not be reissued. The following table details our additional member redemptions:

	Total Number of
	Additional Member	Price Paid Per Additional
	Shares Redeemed	Member Shares
January 1, 2007 through January 31, 2007	40	$851.84
February 1, 2007 through February 28, 2007	23	$822.51
March 1, 2007 through March 31, 2007	8	$827.51
April 1, 2007 through April 30, 2007	-	$-
May 1, 2007 through May 31, 2007	31	$894.95
June 1, 2007 through June 30, 2007	25	$832.93
July 1, 2007 through July 31, 2007	42	$825.63
August 1, 2007 through August 31, 2007	40	$834.54
September 1, 2007 through September 30, 2007	70	$839.68

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

Dated: November 14, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

Dated: November 14, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Ten, LLC

27