Form 10-K
period 2007-12-31
ICON INCOME FUND TEN LLC
filed 2008-04-15
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                 Yes ☑    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer       Accelerated filer          Non-accelerated filer  ☑      smaller reporting company  

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

Number of outstanding limited liability company shares of the Registrant on February 29, 2008 is 148,379.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Income Fund Ten, LLC (the “LLC”) was formed on January 2, 2003 as a Delaware limited liability company.  The LLC will continue until December 31, 2023, unless terminated sooner.  When used in this report, the terms “we,” “us” and “our” refer to the LLC (and its consolidated subsidiaries).

Our manager is ICON Capital Corp. (our “Manager”), which was originally a Connecticut corporation. Effective June 1, 2007, our Manager was re-incorporated as a Delaware corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our limited liability company agreement (our “LLC Agreement”).

We are currently in our operating period. Our offering period began in June 2003 and ended in April 2005. Our initial capitalization was $1,000, which was contributed by our Manager. We offered member shares with the intent to raise up to $150,000,000 of capital and the offering was declared effective by the Securities and Exchange Commission (the “SEC”) on June 2, 2003. Our initial closing was on August 22, 2003 (Commencement of Operations) when we admitted 5,066 member shares, representing $5,065,736 of capital contributions. Through the end of our offering period we sold 144,928 member shares, representing $144,928,766 of capital contributions, bringing the total capital contributions and member shares to $149,994,502 and 149,994, respectively. Through December 31, 2007, we redeemed 1,615 member shares, bringing the total number of outstanding member shares to 148,379 outstanding as of such date.

Our Business

We operate as an equipment leasing program in which the capital our members invest is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third party end users and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of member shares in items of equipment subject to a lease.

(2) Operating Period: After the close of the offering period, we reinvested and continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to members. We anticipate that the operating period will extend until five years from the end of our offering period. However, our Manager may, at its sole discretion, extend the operating period for up to an additional three years.

(3) Liquidation Period: After the operating period, we will sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from our investments in additional investments during the liquidation period, we may do so but our Manager will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years from the end of the operating period, but it may take longer to do so.

At December 31, 2007 and 2006, we had total assets of $122,908,748 and $145,455,658, respectively. For the year ended December 31, 2007, our total rental and finance income was $31,467,931, which included two lessees that accounted for approximately 69% of our total rental and finance income. We had a net income for the year ended December 31, 2007 of $4,887,060. For the year ended December 31, 2006, our rental and finance income was $28,393,337, which included two lessees which accounted for approximately 72% of our rental and finance income.  We had a net loss for the year ended December 31, 2006 of $1,971,947. For the year ended December 31, 2005, our rental income was $24,480,481, which included two lessees which accounted for approximately 82% of our rental income. We had a net loss for the year ended December 31, 2005, of $4,944,700.

At December 31, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates, consists primarily of the following equipment subject to lease:

Shipping:

•
We own three container vessels on bareboat charter to ZIM Israel Navigation Co. Ltd. ("ZIM") the 1991 ZIM Korea (“ZIM Korea”), the 1990 ZIM Canada (“ZIM Canada”) and the 1991 ZIM Italia (“ZIM Italia”). The ZIM Korea and the ZIM Canada have bareboat charters that expire during June 2009 and the ZIM Italia has a bareboat charter that expires during December 2009. [subsequent sale of ZIM Italia]

•
We have a 49% interest in ICON Mayon, LLC, which purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of the Teekay Corporation. The Mayon Spirit has a bareboat charter which expires on July 23, 2011.

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

•
We own 101 Noritsu QSS-3011 digital mini-labs on lease to the Rite Aid Corporation (“Rite Aid”). The leases expire at various times from November 2007 to September 2008. As of December 31, 2007, the lease that expired in November 2007 was extended on a month-to-month basis. Subsequent to December 31, 2007, Rite Aid notified our Manager of its intent to return to the LLC all the digital mini-labs that were subject to lease with Rite Aid.

•
We have a 30.6% interest in ICON Global Crossing, LLC, which purchased telecommunications equipment from various vendors and which was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on March 31, 2010.

•
We have a 72.3% interest in ICON Global Crossing II, which purchased telecommunications equipment from various vendors and was then leased to Global Crossing and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”). The lease expires on October 31, 2010.

•
We have a 45% interest in ICON Global Crossing V, LLC, which purchased telecommunications equipment from various vendors that was then leased to Global Crossing. The lease expires on December 31, 2010.

Financing Facility:

•
We, along with a consortium of other lenders, have a 100% interest in an equipment financing facility with Solyndra, Inc., a privately held manufacturer of solar panels for the construction of a new production facility. The financing facility matures on June 30, 2013.

Manufacturing Equipment:

•	We own automotive steering column production and assembly equipment on lease to Anchor Tool & Die Co. (“Anchor”). The equipment is subject to a three year lease which expires on September 30, 2009.

•
We own substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”) and MW Monroe Plastics, Inc. (“Monroe”), both of which are wholly owned subsidiaries of MW Universal, Inc. The Texas Die and Monroe leases expire on December 31, 2012.

Other Equipment:

•
We own refrigeration equipment on lease to P.W. Supermarkets, Inc. The equipment is subject to a three year lease that expired during July 2007. During July 2007, PW Supermarkets extended the lease until July 31, 2008.

•
We have a 100% interest in ICON Premier LLC, which purchased hospital bedside entertainment and communication terminals on lease with Premier Telecom Contracts Limited (“Premier Telecom”). The equipment was installed in various hospitals located throughout the United Kingdom. The lease expires on December 31, 2012.

For a discussion of our lease and other significant transactions for the years ended December 31, 2007, 2006 and 2005, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of leasing and financing equipment to companies that we generally believe to be creditworthy.

Competition

The equipment leasing and financing industry is highly competitive.  When seeking leasing and financing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies.  Many competitors are larger than us and have greater financial resources than we do. For additional information about our competition and other risks relating to our operations, please see “Risk Factors” in Item 1A.

Employees

We have no direct employees.  Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s website at http://www.iconcapital.com, as soon as reasonably practicable and after such reports are electronically filed with or furnished to the SEC. The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our Reports are also available on the SEC’s website, at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include operating leases and revenues in geographic areas outside of the United States. For additional information, see Note 16 to our consolidated financial statements.

Item 1A. Risk Factors

Our operations are subject to a number of risks.  You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we may face. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

Uncertainties associated with the equipment leasing and financing business may affect our business, operating results and financial condition.

We are subject to a number of uncertainties associated with the equipment leasing and financing business that may affect our business, operating results and financial condition. These include, but are not limited to:

•	changes in economic conditions, including fluctuations in demand for equipment and interest rates;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees or borrower;
•	the existence of leverage increases the risk of foreclosure; and
•	increases in our expenses, including taxes and insurance expenses.

Our Manager’s decisions are subject to conflicts of interest with us.

Our Manager’s decisions could be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our Manager sponsors and currently manages five other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include, but are not limited to:

•	Our Manager will receive more fees for making investments if we incur indebtedness to fund these acquisitions than it would if we did not incur such indebtedness;
•	Our LLC Agreement does not prohibit our Manager from competing with us for equipment acquisitions and engaging in other types of business;
•	Our Manager will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our Manager may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our Manager and lack of arm’s-length transactions could affect negotiations regarding compensation payable to our Manager;
•
Our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in the best interest of our members given a member’s individual tax situation; and

•	Our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

Because we borrowed, and may in the future borrow, funds to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred.

Although we have acquired, and may in the future acquire, some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt that we may incur when purchasing equipment. While we believe the use of leverage results in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio offsets the heightened risk of loss in an individual lease transaction using leverage. With respect to our non-recourse borrowings, a lessee default could force us to make the debt service payments that would otherwise be paid by the lessee so as to protect our investment in equipment and prevent the equipment owned by us from being subject to repossession.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), are party to a revolving line of credit agreement with California Bank & Trust.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The risks and uncertainties associated with the industries of our lessees may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees. We primarily acquire equipment subject to lease, purchase equipment and lease it to third party end users or finance equipment for third party end users, and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration in a variety of industries with a number of lessees. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’ businesses and operations.  If such risks or uncertainties were to affect our lessees, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

If the value of our equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of some of the equipment that we purchase is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we calculate a residual value for the equipment at the end of the lease based on available information including, depending on the equipment, historical residual value rates. The expected residual value, when combined with lease payments, is expected to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations, depends to a significant extent upon many factors, including the following, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon the sale or re-lease when the lease expires;
•	the technological and economic obsolescence of equipment;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy at the time the lease expires; and
•	the condition of the equipment when the lease expires.

We cannot assure you that our assumptions with respect to value are accurate or that the equipment will not lose value more rapidly than we anticipate.  If our residual value estimates are incorrect, the total proceeds of the lease plus the proceeds received from realizing the residual value may be insufficient to achieve our anticipated rate of return, or even in growth leases to recover the principal invested.  This would reduce our profitability and would negatively affect our liquidity and cash flows, including the amount of capital available for reinvestment during our operating period.

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

We would have rights against the seller of the equipment for any losses arising from a breach of representations made to us, and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third-parties.

If a lessee defaults on its lease, we could incur losses.

We may lease equipment to lessees that have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating. Lessees with such lower credit ratings may default on lease payments more frequently than lessees with higher credit ratings. If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. If that were to happen, we would lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee files for bankruptcy, we may have difficulty enforcing the terms of the lease and may incur losses.

If a lessee files for protection under the bankruptcy laws, the remaining term of the lease could be shortened or the lease could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket the equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease. These costs and lost revenues could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

We may invest in options that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase equipment, usually for a fixed price at a future date, which is typically at the end of a lease term. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid, which could negatively affect our profitability.

Leasing or financing equipment in foreign countries may be riskier than domestic leasing and may result in losses.

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

We may be subject to greater income tax obligations than originally anticipated.

We may acquire equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the depreciation period for most of the equipment that our Manager’s prior equipment leasing funds purchased.  Similarly, some of the equipment that we may purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code or we may enter into financings that do not provide any tax shelter. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

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

We invest in joint ventures with other businesses that our Manager sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we may have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which could negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Leased equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of leased equipment. While our leases generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a loss occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which could negatively affect our liquidity and cash flows.

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

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing programs, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and financing industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to meet our investment objectives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our Manager’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our shares are not publicly traded and there is currently no public market for our shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of February 29, 2008
Manager (as a member)	1
Additional members	4,393

We pay monthly distributions to each of our members beginning the first month after each member is admitted through the termination of the operating period, which we currently anticipate will be on April 4, 2010. We paid distributions to our additional members totaling $12,778,769, $12,805,418 and $11,998,617 for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, our Manager was paid distributions of $129,078, $129,348, and $121,233 for the years ended December 31, 2007, 2006 and 2005, respectively. The terms of our loan agreement with California Bank & Trust could restrict us from paying cash distributions on our members’ shares if such payment would cause us to not be in compliance with our financial covenants. For additional information on our distributions and the terms of our loan agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of member shares (the “Shares”) pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2810(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our Manager must prepare annual statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares is deemed to be $711.54 per Share at December 31, 2007.

This estimate was based on the amount of remaining undiscounted lease payments on our existing leases discounted at the December 31, 2007 interest rate for our revolving line of credit with California Bank & Trust, the booked estimated residual values of the equipment held by us upon the termination of those leases, the net book value of equipment held for sale, the value of stock warrants currently being held by us and our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding. To the extent that this abstract yields a value in excess of the offering price per share, the offering price per share is used for these purposes. This valuation was based solely on our Manager’s perception of market conditions and the types and amounts of our assets. No independent valuation was sought.  However, as set forth below, there is no significant public trading market for our Shares at this time, and there can be no assurance that additional members could receive $711.54 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. The foregoing valuation was performed solely for the ERISA and FINRA purposes described above. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our Shares are not publicly traded and there is currently no public market for our Shares. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8. “Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

					Period From
					August 22, 2003
					(Commencement
					of Operations)
					Through
	Years Ended December 31,				December 31,
	2007	2006	2005	2004	2003
Total revenues (a)	$33,482,349	$30,209,531	$25,003,105	$10,320,406	$370,684
Net income (loss) (b)	$4,887,060	$(1,971,947)	$(4,944,700)	$(3,183,857)	$(133,271)
Net income (loss) allocable to additional members	$4,838,189	$(1,952,228)	$(4,895,253)	$(3,152,018)	$(131,938)
Net income (loss) allocable to the Manager	$48,871	$(19,719)	$(49,447)	$(31,839)	$(1,333)

Weighted average number of additional
members shares outstanding	148,575	148,880	143,378	61,190	13,050
Net income (loss) per weighted average
additional members share outstanding	$32.56	$(13.11)	$(34.14)	$(51.51)	$(10.11)

Distributions to additional members	$12,778,769	$12,805,418	$11,998,617	$4,662,642	$273,126
Distributions per weighted average
additional member share outstanding	$86.01	$86.01	$83.69	$76.20	$20.93
Distributions to the Manager	$129,078	$129,348	$121,233	$47,159	$2,759

	December 31,
	2007	2006	2005	2004	2003
Total assets	$122,908,748	$145,455,658	$169,186,094	$137,518,353	$20,651,972
Notes payable	$35,295,089	$45,769,691	$60,474,288	$47,795,602	$-
Members' equity	$84,105,073	$93,771,043	$105,449,404	$86,604,433	$20,165,289

(a)
In 2007, we had approximately $1,611,000 of additional rental income and approximately $1,464,000 of additional finance income, totaling approximately $3,075,000. The increase in rental income is primarily attributable to a full year’s activity for leased equipment acquired in 2006, partly offset by the expiration of our lease with GEICO during 2007. The increase in finance income is primarily attributable to a full year’s activity from the Premier Telecom lease that was reclassified from an operating to a finance lease during 2006. In 2006, we had approximately $2,589,000 of additional rental income, approximately $1,324,000 of new finance income and approximately $1,530,000 of additional joint venture income, totaling approximately $5,443,000. The increase in rental and joint venture income is primarily attributable to a full year’s activity for leased equipment acquired in 2005 and additional equipment purchased during 2006. In 2005, we had approximately $14,187,000 of additional rental income. The increase in rental income is attributable to our operating period beginning in April 2005 and the related acquisition of lease equipment. In 2004, we had approximately $9,926,000 of additional rental income. The increase in rental income is attributable to the commencement of operations in August 2003 and the related acquisition of leased equipment.

(b)
In 2007, we had net income of $4,887,060 or $32.56 per weighted average additional member share outstanding, as compared to a net loss in 2006 of $1,971,947 or $13.11 per weighted average additional member share outstanding. This is primarily attributable to the increase in rental and finance income of approximately $3,075,000 and a decrease in the amortization of prepaid service fees of approximately $2,234,000, an impairment loss of approximately $675,000 recorded in 2006, a decrease in interest expense of approximately $704,000 and a decrease in administrative expenses reimbursements for our Manager of approximately $101,000. The decrease in net loss of 2006 as compared to 2005 is a direct result of the increase in revenue. Between 2005 and 2004, the net loss increased approximately $1,800,000. This movement represents an increase in the interest expense of approximately $2,100,000, which was partially offset by a decrease in administrative expenses from our Manager of approximately $300,000.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily engage in the business of purchasing equipment and leasing it to third-party end users, or financing equipment for third parties, and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

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

Our Manager is ICON Capital Corp. (our “Manager”), which was originally a Connecticut corporation. Effective June 1, 2007, our Manager was re-incorporated as a Delaware corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

Current Business Environment and Outlook

We believe that domestic equipment leasing and financing volume is correlated to overall business investments in equipment. According to information published by the Equipment Leasing and Finance Association, domestic business investment in equipment in 2008 is forecasted to be an estimated $1,159 billion as compared to a low of $868 billion in 2002 and estimated investment of $1,106 billion in 2007, while the corresponding forecast for equipment finance volume in 2008 is estimated to be $657 billion as compared to a low of $476 billion in 2003 and estimated value of $625 billion in 2007. In addition, we believe that a similar correlation exists in the international markets in which we operate. Increased capital spending may increase the number of available leases thereby creating more opportunities in the leasing market. While lower interest rates will remain a key obstacle for the equipment leasing and financing industry because of the increased likelihood of customers choosing to purchase rather than lease business investments in equipment, we believe the leasing and financing industry's outlook for the foreseeable future is encouraging.

Other factors that may negatively affect the leasing and financing industry are (i) the proposed legal and regulatory changes that may affect tax benefits of leasing and (ii) the continued misperception by potential lessees, stemming from published issues at Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as overall business investment in equipment increases, and as companies tend to preserve cash and lease (rather than purchase) equipment in pre-recessionary and recessionary economies, we are optimistic that more equipment leasing volume will increase as more lessees return to the marketplace.

Lease and Other Significant Transactions

We entered into the following leases and other significant transactions:

1979 McDonnell Douglas DC-10-30F Aircraft

On March 31, 2004, we, along with ICON Income Fund Eight A L.P. (“Fund Eight A”), an entity also managed by our Manager, formed a joint venture, ICON Aircraft 46837 LLC (“Aircraft 46837”), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation (“FedEx”) which expired on March 31, 2007. We initially acquired a 71.4% original interest in this joint venture for cash and the assumption of non-recourse debt. Fund Eight A had an option to acquire an additional 61.4% interest in Aircraft 46837 from us. On July 1, 2004, Fund Eight A exercised this option giving us a 10% interest in Aircraft 46837. The non-recourse debt accrued interest at 4.0% per year and matured in March 2007. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx.

On March 30, 2007, Aircraft 46837 sold the aircraft on lease to FedEx for $4,260,000, of which our share was $426,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations. Aircraft 46837 realized a loss of approximately $920,000 as a result of the sale of the aircraft, of which our share was approximately $92,000.

Digital Audio/Visual Entertainment Systems

On December 22, 2005, we, along with ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Manager, formed ICON AeroTV LLC (“ICON AeroTV”) and each contributed approximately $2,776,000 for a 50% interest. During February and March 2006, ICON AeroTV purchased approximately $986,000 of equipment that was leased to AeroTV Ltd. (“AeroTV”) with lease terms that expire between December 31, 2007 and June 30, 2008.  AeroTV is a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom.  On August 3, 2006, ICON AeroTV agreed to purchase approximately $844,000 of additional equipment on lease to AeroTV with a lease term due to expire on June 30, 2008. On August 17, 2006, ICON AeroTV paid approximately $371,000 of the agreed upon purchase price of $844,000 and agreed to pay the remaining $473,000 conditioned upon AeroTV installing the leased equipment.

 On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement. Shortly thereafter, certain facts came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside. ICON AeroTV is currently in the process of attempting to have the judgment reinstated. At this time, it is not possible to determine the ability to collect the judgment if it is reinstated.

The lease was recorded at ICON AeroTV as a finance lease. At December 31, 2006, there were approximately $882,000 of minimum rents receivable over the remaining life of the lease. As a result of being notified by AeroTV’s customer of the termination of its service agreement with AeroTV and AeroTV’s filing for insolvency protection in the United Kingdom, we recorded a reserve for the remaining minimum rents receivable balance of approximately $664,000, which our Manager deemed uncollectible at December 31, 2006. On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $438,000, which was off-set by the recognition of the relinquished security deposit and deferred income of approximately $286,000, resulting in a net loss of approximately $152,000, which our share was approximately $76,000. During March 2007, ICON AeroTV collected approximately $215,000 of the remaining rent balance. In May 2007, all unexpended amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to us and Fund Eleven, which amount together with accrued interest was approximately $5,560,000, of which our share was approximately $2,780,000.

Telecommunications Systems

During December 2004, we acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to a lease with CompUSA, Inc. (“CompUSA”). The lease term expires in December 2008. The purchase price was approximately $2,990,000 in cash, inclusive of initial direct costs.

During March 2005, we acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to a lease with CompUSA. The lease term expires in December 2009.  The purchase price was approximately $1,174,000 in cash, inclusive of initial direct costs.

On December 31, 2007, we sold all the phone systems on lease with CompUSA with a net book value of approximately $1,887,000 for approximately $1,076,000 in cash, resulting in a loss on the sale of equipment of approximately $811,000.

On November 17, 2005, we, along with Fund Eleven and Fund Eight A, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with original interests of 44%, 44% and 12%, respectively, to purchase  telecommunications equipment from various vendors. On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed our interests and the interests of Fund Eleven and Fund Eight A to approximately 30.6%, 61.4% and 8.0%, respectively. The total capital contributions made to ICON Global Crossing as of December 31, 2007 were approximately $25,131,000, of which our share was approximately $7,695,000.

During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) and during April 2006 purchased approximately $3,165,000 of additional equipment that is subject to a lease with Global Crossing (including initial direct costs of approximately $157,000). The term of the lease is 48 months and the lease commenced on April 1, 2006. Global Crossing is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers.

On September 28, 2006, we along with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by our Manager, formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II as of December 31, 2006 were approximately $12,044,000, of which our share was approximately $10,044,000.

On September 28, 2006, ICON Global Crossing II purchased telecommunications equipment for approximately $12,044,000. We collected interim rent until the commencement of the lease term.  This equipment is subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

On October 31, 2006, Fund Eleven made a capital contribution of approximately $1,841,000 to ICON Global Crossing II. The contribution changed our interests in Global Crossing II and the interests of Fund Nine and Fund Eleven at October 31, 2006 to approximately 72.3%, 14.4% and 13.3%, respectively. The additional contribution was used to purchase telecommunications equipment subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

On December 20, 2007, we, along with Fund Eleven, formed ICON Global Crossing V, LLC (“ICON Global Crossing V”), with interests of 45% and 55%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000 in cash. This equipment is subject to a lease with Global Crossing. The term of the lease is 36 months and the lease commenced on January 1, 2008. The total capital contributions made to ICON Global Crossing V as of December 31, 2007 were approximately $12,982,000, of which our share was approximately $5,842,000.

Industrial Gas Meters

On November 9, 2005, we, along with Fund Eleven, formed ICON EAM LLC (“ICON EAM”) and each contributed approximately $5,620,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to our obligations to perform under the Master Lease. Our Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on our Manager’s further due diligence, our Manager determined it was not in our best interest to enter into a work-out situation with EAM at that time. All amounts funded to ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. In May 2007, ICON EAM's initial investment and accrued interest of approximately $13,833,000 was returned to us and Fund Eleven. Our share of the returned investment and accrued interest was approximately $6,917,000.

On March 9, 2006, pursuant to the Master Lease, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of and issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock. On March 9, 2006, our Manager had estimated the value of the warrants to be zero in part because Energy Asset Management plc was privately held with no market for its shares. Later in March 2006, Energy Asset Management plc completed a reverse-merger with a United Kingdom public company.  The warrants are exercisable for five years after issuance and have a strike price of 1.50p.  At December 31, 2007, our Manager has determined, based upon the Black-Scholes option pricing model, that the fair value of these warrants is approximately $7,000, which our share is approximately $3,500.

Bedside Entertainment and Communication Terminals

On June 30, 2005, ICON Premier, LLC (“ICON Premier”) executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom Contracts Limited (“Premier Telecom”) in connection with our purchase of approximately 5,000 bedside entertainment and communication terminals.  On March 8, 2006, an amendment to the Lease was entered into to increase the maximum aggregate equipment purchase to approximately $15,825,000 (£8,077,685), inclusive of initial direct costs.  The equipment is installed in several National Health Service hospitals in the United Kingdom.  Premier Telecom is one of four companies in the United Kingdom to receive the rights to install and operate the equipment in the hospitals, and it has the exclusive right to install and operate the equipment in thirteen hospitals. The base term of the Lease, which commenced January 1, 2006, is seven years.  At December 31, 2005, we had purchased approximately $9,845,000 (£5,721,000) of equipment, inclusive of initial direct costs.

On January 3, 2006, ICON Premier purchased approximately $1,600,000 (£928,000) of bedside entertainment and communication terminals on lease with Premier Telecom. The equipment was installed in various hospitals located throughout the United Kingdom. The term of the lease, which commenced July 1, 2006, is 78 months.

On April 4, 2006, ICON Premier purchased approximately $2,499,600 (£1,442,000) of additional bedside entertainment and communication terminals on lease with Premier Telecom. The term of the lease, which commenced on July 1, 2006, is 78 months.

United Kingdom Information Technology Equipment Portfolio

Summit Asset Management Limited

On February 28, 2005, we entered into a participation agreement with Summit Asset Management, Ltd. (“SAM”), an unrelated third party, and acquired a 75% interest in the unguaranteed residual value of a portfolio of equipment on lease with various United Kingdom lessees. These leases expire at various dates through August 30, 2009. The portfolio is primarily comprised of information technology equipment, including laptops, desktops and printers. The purchase price was approximately $2,843,000 in cash, inclusive of initial direct costs.

During the year ended December 31, 2006, we remarketed certain of our investments in unguaranteed residual values, with a cost basis of approximately $881,000. Of this amount, we realized proceeds of approximately $440,000 on sales of our interests in unguaranteed residual values with a cost basis of approximately $480,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $401,000 to leased equipment at cost.

During the year ended December 31, 2007, we remarketed certain of our investments in unguaranteed residual values, with a cost basis of approximately $1,188,000. Of this amount, we realized proceeds of approximately $867,000 on sales of our interests in unguaranteed residual values with a cost basis of approximately $652,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $536,000 to leased equipment at cost.

Key Finance Group, Limited

During July 2006, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Key Finance Group, Ltd. (“Key Finance”) (a United Kingdom based company), acquiring an interest in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom for approximately $782,000 (£422,000).  These leases have various expiration dates through March 2015.

During the year ended December 31, 2007, we remarketed certain of our investments in unguaranteed residual values, with a cost basis of approximately $150,000. We realized proceeds of approximately $175,000 on these sales of our interests in unguaranteed residual values, which resulted in a gain on sale of equipment of approximately $25,000.

Under the terms of the Purchase Agreement, we and Key Finance will receive residual proceeds up to the “bottom residual value,” as defined in the remarketing agreement. We will then receive residual proceeds up to certain thresholds established in the Purchase Agreement.  Under the terms of the Purchase Agreement, once the portfolio’s return to us has exceeded the expected residual, as established in the Purchase Agreement, any additional residual proceeds will be split equally between us and Key Finance. As of December 31, 2007 and 2006, there was no residual sharing.

Digital Mini-Labs

During December 2004, we acquired 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation (“Rite Aid”). The leases expire at various times from November 2007 to September 2008. The purchase price of this equipment was approximately $9,100,000 in cash, inclusive of initial direct costs. At December 31, 2006, our Manager recorded an impairment of approximately $234,000 to more closely approximate the adjusted book value to the current fair value of the equipment. As of December 31, 2007, the lease that expired in November 2007 was extended on a month-to-month basis. Subsequent to December 31, 2007, Rite Aid notified our Manager of its intent to return all the digital mini-labs that were subject to lease with Rite Aid.

Shipping

On June 24, 2004, we acquired, through two wholly-owned subsidiaries ICON Containership I, LLC and ICON Containership II, LLC, a 100% interest in two container vessels, the 1991 ZIM Korea (“ZIM Korea”) and the 1990 ZIM Canada (“ZIM Canada”) from ZIM Israel Navigation Co., Ltd. (“ZIM”) and simultaneously entered into bareboat charters with ZIM for ZIM Korea and ZIM Canada. The charters are for a five year period ending in June 2009 with a charterer option for two one-year extension periods. The aggregate purchase price for ZIM Korea and ZIM Canada was approximately $70,700,000, comprised of (i) approximately $18,400,000 in cash and (ii) approximately $52,300,000 of non-recourse debt. In addition, bank fees, legal fees and other direct expenses of approximately $810,000 were also paid and capitalized as part of the acquisition cost of ZIM Korea and ZIM Canada. The non-recourse debt is cross collateralized, has a five-year term and bears interest at LIBOR plus 1.50% per year.  In connection with the closing of this transaction we entered into an interest rate swap with Fortis Bank NV/SA, New York Branch in which the variable interest rate was swapped for a fixed interest rate of 3.87% plus 1.50% per year. The lender has a security interest in ZIM Korea and ZIM Canada and an assignment of the charter hire.

On January 13, 2005, we acquired, through a wholly-owned subsidiary, ICON Containership III, LLC, a 100% interest in a container vessel, the 1991 ZIM Italia (“ZIM Italia”) from ZIM and simultaneously entered into a bareboat charter with ZIM for ZIM Italia. The bareboat charter is for a five year period ending in December 2009 with a charterer option for two one-year extension periods. The purchase price for ZIM Italia was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash and (ii) approximately $26,150,000 of non-recourse debt. Bank fees, legal fees and other direct expenses of approximately $360,000 were also paid and capitalized as part of the acquisition cost of ZIM Italia. The non-recourse debt has a five year term and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year. In connection with the closing of this transaction we entered into an interest rate swap with Fortis Bank NV/SA, New York Branch, in which the variable interest rate was swapped for a fixed interest rate of 3.85% plus 1.50% per year. The lender has a security interest in ZIM Italia and an assignment of the charter hire.

On March 31, 2008, we sold our rights, title and interest in ICON Containership III to an unrelated third party for approximately $16,930,000. The purchase price for ICON Containership III was comprised of (i) a cash payment for ZIM Italia of approximately $27,500,000, (ii) cash value of restricted cash held by the lender of approximately $336,000, offset by (iii) the assumption of approximately $10,906,000 of non-recourse indebtedness, secured by an interest in ZIM Italia. The obligations under the Fortis Loan Agreement were satisfied with the assumption of the non-recourse debt. The LLC realized a gain of approximately $6,666,000 as result of this sale.

On July 24, 2007, we along with ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Manager, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 49% and 51%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit (“Mayon”), from an affiliate of Teekay Corporation. The purchase price for the Mayon was approximately $40,250,000, comprised of (i) the cash payment of approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and (ii) borrowings of approximately $24,938,000 of non-recourse debt provided under a secured loan agreement with Fortis Capital Corp. Simultaneously with the closing of the purchase of Mayon, Mayon was bareboat chartered back to Teekay for a term of four years. The bareboat charter commenced on July 24, 2007. The total capital contributions made to ICON Mayon as of December 31, 2007 were approximately $16,020,000, of which our share was approximately $7,548,000.

Refrigeration Equipment

During July 2004, we purchased Hussman refrigeration equipment which was on lease to PW Supermarkets, Inc. (“PW Supermarkets”). The purchase price of this equipment was approximately $1,310,000 in cash. The lease term is two years, with respect to a portion of the equipment, and is three years with respect to the rest of the equipment, commencing August 1, 2004, with an option to extend the lease for one additional year.

On June 29, 2006, we sold a portion of the refrigeration equipment with a net book value of approximately $225,000 that was on lease with PW Supermarkets for approximately $283,000 in cash. The lease was scheduled to expire with respect to this equipment during July 2006. We paid an unrelated third party approximately $82,000 as a remarketing fee, which was included in the determination of the net loss on the sale of this asset, which was approximately $24,000.

During July 2007, PW Supermarkets extended an expiring lease with us for an additional 12 month period. Our Manager is required to perform a new lease classification test for any lease term that is extended to determine whether the lease should be classified as either a finance lease or an operating lease. The lease classification test resulted in the lease being classified as a finance lease, since the title to the equipment will be transferred to PW Supermarkets at the end of the lease. As a result of the lease being classified as a finance lease, the net book value of approximately $96,000 was transferred from leased equipment at cost to net investments in finance leases on August 1, 2007 in accordance with U.S. generally accepted accounting principles (“US GAAP”).

Information technology equipment

On March 31, 2004, we and Fund Nine formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a three year lease with Government Employees Insurance Company (“GEICO”). We along with Fund Nine have interests of 74% and 26%, respectively, in ICON GeicJV.  On April 30, 2004, ICON GeicJV acquired the technology equipment subject to lease for a total cost of approximately $5,853,000 in cash. Our portion of purchase price was approximately $4,331,000 in cash.

During 2007, GEICO returned equipment with a cost basis of approximately $5,798,000 and extended on a month-to-month basis equipment with a cost basis of approximately $55,000. Of the equipment that was returned, our Manager has sold equipment with a net book value of approximately $781,000. We realized proceeds of approximately $775,000 and recognized a loss of approximately $6,000 on the sale of equipment. The remaining returned equipment has a net book value of approximately $58,000, is currently being remarketed by our Manager and was reclassified to equipment held for sale or lease, net.

Boeing 767 Aircraft Rotables

During September 2003, we acquired Boeing 767 aircraft rotables and accessories, of which approximately 80% were on lease to Flugfelagid Atlanta hf, which is conducting business as Air Atlanta Icelandic ("Air Atlanta").  This lease expired on November 30, 2004; however, the lessee paid additional rent through mid 2005.  The remaining 20% was on lease with Air Atlanta, but is now held for sale or lease.  At December 31, 2005, we recorded an impairment loss of approximately $97,900 on these aircraft rotables due to a third party sale during March 2006, which indicated that the fair market value of these aircraft rotables is less than the net book value.

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

On December 28, 2007, we sold the remainder of our Boeing 767 aircraft rotables with a net book value of approximately $18,000 for approximately $16,000 in cash.

Manufacturing Equipment

On December 31, 2004, we entered into an agreement with Varilease Finance Group, Inc. (“Varilease”) for the purchase of four Double Box Girder Cranes (collectively, the “Cranes”) on lease to WPS, Inc. (“WPS”). The purchase price for the Cranes was approximately $894,000 in cash. The lease commenced on April 1, 2005 and has a lease term of 48 months.

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

On July 28, 2006, we were assigned and assumed the rights to a lease from Varilease for approximately $2,817,000. Varilease was party to a lease with Anchor for steering column production and assembly equipment. The equipment is currently installed and operating at Anchor’s production facility. The lease term expires on September 30, 2009.

On September 28, 2007, we completed the acquisition and simultaneously leased back of substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”), a wholly owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $2,000,000. The lease term, with MWU commenced on October 1, 2007, and continues for a period of 60 months.

Simultaneously with the closing of the transaction with Texas Die, Fund Eleven and Fund Twelve, (together, the “Participating Funds”) completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary. Each subsidiary’s obligations under its respective leases (including those of Texas Die) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds has also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

On December 10, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Monroe, Inc. (“Monroe”), a wholly owned subsidiary of MWU, for a purchase price of $2,000,000. The lease term, with MWU commenced on January 1, 2008, and continues for a period of 60 months.

Simultaneously with the closing of the transaction with Monroe, the Participating Funds completed similar acquisitions with three other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary. Each subsidiary’s obligations under its respective leases (including those of Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds have also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

On December 10, 2007, we, along with the Participating Funds, amended the original leases that closed on September 28, 2007 with Texas Die and the four other MWU subsidiaries to have lease terms with MWU commencing on January 1, 2008 and continue for a period of 60 months.  The period from September 28, 2007 to December 31, 2007 was treated as an interim period under the leases.

Financing Facility

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, a privately held manufacturer of solar panels for the construction of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra. The equipment consists of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  We will receive principal payments starting in October 2008. In the interim period, interest will be paid on a quarterly basis using a range of rates from 8.36% to 9.01%.  In connection with the transaction, we received warrants to purchase up to 40,290 shares of Solyndra common stock.

The financing facility is for a maximum amount of $93,500,000, of which we have committed to invest up to $5,000,000. At December 31, 2007, we have loaned approximately $4,202,000. In 2008, we loaned additional amounts of up to $165,000.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement (“SFAS 157”)”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS 157-1, which amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined whether SFAS 157 will have a material impact on our financial condition, results of operations, or cash flow. However, our Manager believes we will likely be required to provide additional disclosures as part of our future financial statements, beginning with first quarter 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“SFAS 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected as reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition,
•	Asset impairments,
•	Depreciation,
•	Notes receivable,
•	Initial direct costs,
•	Acquisition fees,
•	Warrants,
•	Derivative financial instruments

Lease Classification and Revenue Recognition

Each lease with regard to the equipment we lease to third parties will be classified either as a finance or an operating lease, which will be determined based upon the terms of each lease. For a finance lease, the initial direct costs are capitalized and amortized over the term of the lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

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

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in rents receivable.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Our Manager has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

For notes receivable, we use the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Notes Receivable

Notes receivable are reported at their outstanding principal balances net of any unamortized deferred fees and premiums or discounts on purchased loans. Costs on originated loans are reported as other non-current assets. Unearned income, discounts and premiums are amortized to income using the interest method.  Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

Initial direct costs

We capitalize initial direct costs (“IDC”) associated with the origination and funding of lease assets and investment in financing facility in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Costs related to leases or notes receivable that are not consummated are expensed as an acquisition expense.

Prepaid Service Fees

We paid our Manager a service fee calculated at 6.5% of the gross proceeds from the sale of additional member shares.  In exchange for these fees, our Manager provides services related to the selection and acquisition of equipment and interests in equipment with the offering proceeds.  Since these costs relate to the acquisition of equipment on lease, they have been capitalized on our balance sheet and are being amortized to operations over the estimated period our Manager performs the services, which has been estimated to be 30 months.

Warrants

Warrants held by us are revalued on a quarterly basis. The revaluation of the warrants is computed using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk free rate and the volatility percentage. The change in fair value of warrants is recognized in the consolidated statement of operations.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS No.133”), which established accounting and reporting standards for derivative instruments.

SFAS No. 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

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

Results of Operations for the Years Ended December 31, 2007 (“2007”) and 2006 (“2006”)

We are currently in our operating period, which is anticipated to last until April 2010, but may be extended for an additional three years, at our Manager’s discretion.  During our operating period, we will continue to acquire both income leases and growth leases.  As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment. We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense.  We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Revenue for 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006	Change
Rental income	$28,679,620	$27,069,091	$1,610,529
Finance income	2,788,311	1,324,246	1,464,065
Income from investments in joint ventures	1,235,015	1,257,324	(22,309)
Net (loss) gain on sales of equipment	(384,310)	46,613	(430,923)
Net gain on foreign currency transactions	699,788	31,327	668,461
Interest and other income	463,925	480,930	(17,005)

Total revenue	$33,482,349	$30,209,531	$3,272,818

Total revenue for 2007 increased by $3,272,818, or 10.8%, as compared to 2006. This increase was primarily attributable to increases in rental and finance income from our leased equipment. We purchased equipment on lease to Anchor and the Global Crossing Group during 2006, which accounted for approximately $3,672,000 of additional rental income during 2007. The increase was partially offset by the expiration of our lease with GEICO in March 2007 which accounted for a decrease in rental income of approximately $1,317,000 during 2007 and the reclassification of the Premier Telecom lease from an operating lease to a direct finance lease in July 2006. The reclassification of the Premier Telecom lease represented 97% of our finance income for 2007 and accounted for approximately $991,000 of the offsetting decrease in rental income. The increase in the net gain on foreign currency transactions was primarily due to (a) the impact of the change in foreign currency rates on the conversion of approximately $14,550,000 of distributions made from ICON Premier, ICON AeroTV and ICON EAM joint ventures, and (b) a change in foreign currency rates of approximately 1% on a cash balance that were transferred from our pound sterling bank account in the United Kingdom to our dollar bank account in the United States during July 2007. This cash was used for our investment in ICON Mayon. The increase in net loss on sales of equipment primarily relates to sale of the CompUSA leases during December 2007 representing a loss of approximately $811,000, offset primarily by an increased number of equipment sales from our investments in residuals with SAM and Key Financial. During 2007, we recognized approximately $433,000 of gains on sales of residual values as compared to gains of approximately $69,000 on the sale of residual values during 2006. The decrease in income from investments in joint ventures primarily relates to the early termination of the leases with AeroTV and EAM and the expiration of the lease of an aircraft that was on lease with FedEx, resulting in a decrease of approximately $515,000, offset by our investments in ICON Mayon and ICON Global Crossing V, which resulted in approximately $462,000 of additional income from investments in joint ventures.

Expenses for 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006	Change
Management fees - Manager	$2,054,110	$1,954,137	$99,973
Administrative expense reimbursements - Manager	876,287	977,228	(100,941)
General and administrative	795,042	612,308	182,734
Interest	2,204,773	2,908,938	(704,165)
Loss on hedging instruments	13,012	-	13,012
Other financial loss	25,024	-	25,024
Depreciation and amortization	22,318,404	24,968,628	(2,650,224)
Impairment loss	-	675,212	(675,212)

Total expenses	$28,286,652	$32,096,451	$(3,809,799)

Total expenses for 2007 decreased by $3,809,799, or 11.9%, as compared to 2006. The decrease was primarily due to lower depreciation and amortization and interest expense and an impairment loss recorded during 2006, that was partially offset by an increase in minority interest expense. The decrease in depreciation and amortization expense was due to the reclassification of the Premier Telecom lease in July 2006 from an operating lease to a finance lease, the expiration of the GEICO lease in March 2007, an impairment on the assets on lease with Rite Aid as of December 31, 2006, an increase in the SAM leases coming to term, the continued amortization of the prepaid service fees that were completely amortized in 2007 and the sale of a portion of the equipment on lease with PW Supermarkets in June 2006. This decrease in depreciation and amortization expense was partially offset by a full year’s depreciation from our acquisitions in 2006 of equipment on lease to the Global Crossing Group and Anchor. The decrease in interest expense was due to the continued reduction of our non-recourse debt on ZIM Korea and ZIM Canada acquired in June 2004 and ZIM Italia acquired in January 2005. The decrease in impairment loss was due to our Manager’s decision during 2006 to record an impairment charge on our aircraft rotables and our digital mini-labs to reduce the book value to the fair market value of those respective assets. The increase in general and administrative expense primarily relates to fees to an unrelated third party for financing costs. As our leased equipment portfolio has increased, the services provided by our Manager have increased and the management fees paid to our Manager also increased. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. The overall decrease in administrative expense reimbursements is a result of less time required by our Manager to administer our affairs.

Minority Interest

The increase in minority interest primarily relates to a full year’s activity in ICON Global Crossing II, which was purchased on September 28, 2006.

Net Income(Loss)

As a result of the foregoing factors, the net income for 2007 was $4,887,060 as compared to the net loss for 2006 of $1,971,947. The net income per weighted average number of additional members’ shares outstanding for 2007 was $32.56 as compared to the net loss per weighted average number of additional members’ shares outstanding for 2006 of $13.11.

Results of Operations for the Years Ended December 31, 2006 (“2006”) and 2005 (“2005”)

Revenue for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Rental income	$27,069,091	$24,480,481	$2,588,610
Finance income	1,324,246	-	1,324,246
Income (loss) from investments in joint ventures	1,257,324	(272,797)	1,530,121
Net gain on sales of equipment	46,613	113,845	(67,232)
Net gain on foreign currency transactions	31,327	-	31,327
Interest and other income	480,930	681,576	(200,646)

Total revenue	$30,209,531	$25,003,105	$5,206,426

Total revenue for 2006 increased by $5,206,426, or 20.8%, as compared to 2005. This increase was primarily attributable to a full year’s rental income from our leased equipment purchased during 2005, additional equipment purchased during 2006 and income related to our investments in joint ventures. During 2005, we purchased various items of leased equipment, such as ZIM Italia, phone systems on lease with CompUSA, digital mini-labs on lease with Rite Aid, overhead cranes on lease with WPS and bedside entertainment terminals on lease with Premier Telecom. During 2006, we purchased additional bedside entertainment terminals on lease with Premier Telecom. In July 2006, the lease with Premier Telecom was reclassified to a direct finance lease, accounting for all our finance income for 2006. During 2006, we also acquired, manufacturing equipment on lease with Anchor and Saturn Corporation (“Saturn”), telecommunications equipment on lease with Global Crossing Group as well as a full year’s worth of renewal income with SAM portfolio. These leases accounted for approximately $14,405,000 and $10,130,000 of rental and finance income for the years ended December 31, 2006 and 2005, respectively. Additionally, we generated approximately $1,257,000 of income from investments in joint ventures for the year ended December 31, 2006, which consists of income of approximately $1,372,000 relating to our investments in Aircraft 46837, ICON EAM, and ICON Global Crossing, offset by a loss of approximately $115,000 relating to the reserving of the uncollectible receivable balance in ICON AeroTV.

Expenses for 2006 and 2005 are summarized as follows:

	2006	2005	Change
Management fees - Manager	$1,954,137	$1,624,238	$329,899
Administrative expense reimbursements - Manager	977,228	906,570	70,658
General and administrative	612,308	405,819	206,489
Interest	2,908,938	3,610,562	(701,624)
Depreciation and amortization	24,968,628	23,258,339	1,710,289
Impairment loss	675,212	97,900	577,312

Total expenses	$32,096,451	$29,903,428	$2,193,023

Total expenses for 2006 increased by $2,193,023, or 7.3%, as compared to 2005, primarily due to the increased lease activity as discussed above. The increase in depreciation and amortization expense was directly caused by the increased lease activity, which was offset by the decrease in the amortization of prepaid services fees, since we closed our offering period in April 2005. The increase in impairment loss is due to our Manager’s decision to record an impairment charge on our aircraft rotables and our digital mini-labs to reduce the book value to the fair market value of those respective assets. The decrease in interest expense was due to the continued reduction of our non-recourse debt on ZIM Korea, ZIM Canada and ZIM Italia, two of which were purchased in July 2004 and the third of which was purchased in January 2005. As our leased equipment portfolio has increased, the services provided by our Manager have increased and the management fees paid to our Manager also increased. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. The overall increase in administrative expense reimbursements is a result of more time required by our Manager to administer our affairs due to additional leases purchased.

Net Loss

As a result of the foregoing factors, the net loss for 2006 was $1,971,947 as compared to the net loss for 2005 of $4,944,700. The net loss per weighted average number of additional members’ shares outstanding for 2006 was $13.11 as compared to the net loss per weighted average number of additional members’ shares outstanding for 2005 of $34.14.

Financial Condition

This section discusses the major balance sheet variances from 2006 compared to 2007.

Total Assets

Total assets decreased $22,546,910 from $145,455,658 to $122,908,748. The decrease primarily relates to approximately $21,284,000 of depreciation expense recognized during 2007, the collection of VAT tax receivable of approximately $2,734,000, a decrease in equipment at cost (mainly due to approximately $2,018,000 of sales of equipment on lease to CompUSA and Geico), a lower cash position of approximately $1,187,000 (primarily relating to an increased level of investment, offset by the collection of finance receivables from operating and finance leases), the continued amortization of the prepaid formation fees that were completely amortized in 2007 of approximately $1,024,000 and a decrease in the fair value of interest rate swap contracts of approximately $715,000, offset by the 2007 acquisition of equipment on lease to Texas Die and Monroe for approximately $4,005,000 and approximately $4,202,000 for notes receivable on a financing facility.

Current Assets

 Current assets decreased $6,268,605 from $13,118,783 to $6,850,178. The decrease was due to the collection of VAT tax receivable of approximately $2,734,000, the continued amortization of the prepaid formation fees that were completely amortized in 2007 of approximately $1,024,000, a lower cash position of approximately $1,187,000 (primarily relating to an increased level of investment, offset by the collection of finance receivables from operating and finance leases) and a decrease in the fair value of interest rate swap contracts of approximately $715,000.

Total Liabilities

 Total liabilities decreased $11,811,945 from $47,645,420 to $35,833,475. The decrease primarily relates to the continued reduction of our non-recourse debt of approximately $15,475,000 on ZIM Korea and ZIM Canada acquired in June 2004 and ZIM Italia acquired in January 2005, partly offset by $5,000,000 of loan proceeds from a revolving line of credit used to finance our investment in Global Crossing V.

Current Liabilities

 Current liabilities increased $4,515,735 from $17,350,331 to $21,866,066, primarily from the $5,000,000 draw down on a revolving line of credit for our investment in Global Crossing V.

Members’ Equity

Members’ Equity decreased $9,665,970 from $93,771,043 to $84,105,073. The decrease was primarily from distributions to our members of approximately $12,908,000, approximately $491,000 in unrealized losses on stock warrants relating to our transaction with EAM and a decrease in valuation of our interest rate swap relating to our non-recourse debt on ZIM Korea, ZIM Canada and ZIM Italia discussed above. The decreases were partly offset by our current year net income of approximately $4,887,060 and foreign currency translation adjustments of approximately $253,000.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2007 and 2006, we had cash and cash equivalents of $4,448,826 and $5,635,489, respectively. During our offering period, our main source of cash was from financing activities and during our operating period, our main source of cash has been from operating and investing activities, which we expect to continue through the entire operating period. We expect that our sources of cash flows from operating and investing activities will adequately generate sufficient cash flows primarily from the collection of operating revenues discussed below to meet our short and long term liquidity requirements, primarily from distributions to our members, management fees and administrative expense reimbursements - manager.

The majority of our investments will be the outright purchase of equipment that will be subject to lease.  From this type of investment, we will be entitled to receive rental payments from leasing the equipment and, as owner of the equipment, we may sell or re-lease it at lease expiration.  We will purchase equipment subject to lease either directly or through subsidiary entities.  We may, in some cases, jointly purchase equipment with other businesses our Manager sponsors and manages or with unaffiliated third parties.  In such cases, we may co-own a joint venture with other parties.

We will seek to acquire a portfolio of equipment leases that is comprised of both (a) transactions that provide current cash flow in the form of rental payments made directly to us, and (b) transactions where the cash flow in the form of rental payments has been pledged or assigned, in whole or in part, to a lender. We refer to current cash flow leases which we acquire for cash as “income leases”.  We call leases where a substantial portion of the cash flow (and perhaps a portion of the expected residual value of the equipment) has been pledged or assigned to a lender as “growth leases” (also known within the equipment leasing industry as leveraged leases). We expect that most of the indebtedness that we incur to pay a portion of the purchase price for growth leases will be non-recourse to our other assets, meaning that in the event the lender is not paid, our other assets would not be at risk as a source of payment; only the particular item or items of financed equipment would be at risk.

Unanticipated or greater than anticipated operating costs or losses (including a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital reserves may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities.  In addition, we may use a portion of cash on hand to re-establish working capital reserves. Our Manager has no intent or requirements to fund any cash flow deficit of ours or provide other financial assistance to us.

Operating Activities

      Sources of cash

Sources of cash from operating activities increased $8,585,674 from $6,505,514 in 2006 to $15,091,188 in 2007. The increase primarily relates to approximately $3,617,000 of additional finance receivables collected from our operating and finance leases (mainly due to acquisition in 2006 of equipment on lease with Global Crossing Group, Anchor and Premier Telecom, which was offset by the expiration of our lease with GEICO in 2007) and the collection of VAT tax receivable of approximately $2,734,000.

Our main source of cash from operating activities in 2006 and 2005 was the collection of finance receivables from operating and finance leases of approximately $11,078,000 (primarily relating to the ICON Premier, SAM, ICON Global Crossing II, Rite Aid, CompUSA and ICON GeicJV leases) and $7,175,000 (primarily relating to the Rite Aid, CompUSA and ICON GeicJV leases), respectively, which provided us with approximately $6,505,000 and $3,690,000, respectively, of net cash from operating activities.

Investing Activities

      Sources of cash

Sources of cash from investing activities increased $9,039,142 from $5,667,198 in 2006 to $14,706,340 in 2007. The increase primarily relates to approximately $9,333,000 of additional distributions collected from joint ventures (mainly due to the return of our investment in EAM and AeroTV, proceeds from sale of investment in Aircraft 46837 and our investment in Global Crossing generating a full year of activity for 2007 as compared to nine months of activity in 2006).

Our sources of cash from investing activities in 2006 consisted of proceeds from the sales of equipment and unguaranteed residual values of approximately $2,778,000 (which consisted of the proceeds received from the sale of Air Atlanta aircraft rotables, sale of a portion of the PW Supermarkets lease and sale of short-term portfolio leased assets coming to term), approximately $2,156,000 in distributions from joint ventures (which we received from our ICON Global Crossing and ICON AeroTV joint ventures), and approximately $734,000 from cash transfers from escrow deposits (we received from the closing of the Premier LLC escrow account).

Uses of cash

Our uses of cash from investing activities increased $1,128,135 from $20,585,188 in 2006 to $21,713,323 in 2007. The increase primarily relates to approximately $13,498,000 of investments in joint ventures (primarily relating to our investments in ICON Mayon and ICON Global Crossing V), approximately $4,202,000 for notes receivable on a financing facility and approximately $4,005,000 relating to the purchase of equipment on lease to Texas Die and Monroe. This was primarily offset by approximately $19,795,000 of equipment purchased in 2006 and approximately $782,000 for an investment in a portfolio of unguaranteed residual values.

Our primary uses of cash from investing activities in 2006 were for the purchase of leased equipment of approximately $19,795,000 relating to the acquisition of the ICON Global Crossing II, Anchor, Saturn and ICON Premier leases.

Our primary uses of cash from investing activities in 2005 were for the purchase of leased equipment of approximately $6,371,000 (primarily relating to the acquisition of the ICON Premier, CompUSA, ZIM Italia and WPS leases), approximately $16,085,000 (primarily relating to the acquisition of ICON EAM, ICON AeroTV and ICON Global Crossing joint ventures) for investments in joint ventures, approximately $2,666,000 for prepaid service fees (these fees represent a prepayment in full of service fees to our Manager) and approximately $2,282,000 in cash transfers to restricted cash (we transferred cash into an escrow account that will fund equipment purchases with regard to our Premier LLC lease).

Financing Activities

Sources of cash

Our sources of cash from financing activities increased $1,159,124 from $3,840,876 in 2006 to $5,000,000 in 2007. The increase relates to the proceeds from a revolving line of credit of $5,000,000. These proceeds were used to finance our investment in Global Crossing V. The increase was partly offset by approximately $3,841,000 in contributions by minority holders in a joint venture (which we received from Fund Nine and Fund Eleven’s investment in Global Crossing II).

 Our main source of cash from financing activities in 2006 was from contributions by minority holders in a joint venture (which we received from Fund Nine and Fund Eleven’s investment in Global Crossing II) of approximately $3,841,000.

Our main source of cash from financing activities in 2005 was the issuance of additional member shares, net of sales and offering expenses of approximately $36,304,000.

Uses of cash

Our primary uses of cash from financing activities increased $303,635 from $13,967,659 in 2006 to $14,271,294 in 2007. The increase primarily relates to approximately $422,000 of additional distributions paid to minority holders in joint ventures (which were paid from ICON Global Crossing II and ICON GeicJV).

Our primary uses of cash from financing activities in 2006 were cash distributions paid to our members of approximately $12,935,000, distributions to minority holders in joint ventures (which were paid from ICON Global Crossing II and ICON GeicJV) of approximately $647,000 and the redemption of additional member shares of approximately $386,000.

Our uses of cash from financing activities in 2005 were cash distributions paid to our members of approximately $12,120,000, distributions to minority holders in joint ventures (which were paid from ICON GeicJV) of approximately $360,000 and the redemption of additional member shares of approximately $676,000.

Financings and Borrowings

Non-Recourse Long-Term Debt

We have three non-recourse debt instruments which are being paid directly to the lenders by the lessees, two of which have a stated interest rate of LIBOR plus 1.50% per year (for ZIM Korea and ZIM Canada) and the third of which has a stated interest rate of LIBOR plus 1.50% per year (for ZIM Italia). The outstanding balance of our non-recourse debt instruments at December 31, 2007 and 2006 was $30,295,089 and $45,769,691, respectively.

On June 24, 2004, we acquired ZIM Korea and ZIM Canada and the non-recourse debt related thereto matures in July 2009. On January 13, 2005, we acquired ZIM Italia and the non-recourse debt related to it matures in January 2010. The lender has a security interest in the three vessels (ZIM Canada, ZIM Korea and ZIM Italia), and an assignment of the charter hire with ZIM.

Simultaneously with the acquisitions of the three vessels (ZIM Canada, ZIM Korea and ZIM Italia), we entered into interest rate swap contracts with Fortis Bank NV/SA, New York Branch, in order to fix the variable interest rate on the non-recourse debt and minimize our risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 3.87% plus 1.50% per year (for ZIM Korea and ZIM Canada’s debt) and 3.85% plus 1.50% per year (for the ZIM Italia’s debt). We account for our swap contracts in accordance with SFAS No. 133, as amended, recorded the swap contracts at their estimated fair value at December 31, 2007 and recognized the periodic change in their fair value as other comprehensive income.

As of December 31, 2007 and 2006, we had deferred financing costs of $302,951 and $457,655, respectively. For the year ended December 31, 2007 and 2006, we recognized amortization expense of $154,704 and $146,581, respectively.

Revolving Line of Credit, Recourse

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), Fund Eight B, Fund Nine and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement.

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

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility to the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIEM Rate”) plus 2.75% per year to the LIEM Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2007 was 7.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit Fund Twelve as a permitted borrower. Fund Twelve, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

The Borrowers are in compliance with the covenants at December 31, 2007. The Borrowers are also in compliance with the Contribution Agreement at December 31, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at December 31, 2007. We had $5,000,000 in borrowings outstanding under the Facility as of such date. The remaining $1,255,000 relates to borrowings by Fund Eight B. Subsequent to December 31, 2007, we have made repayments on various dates totaling $5,000,000.

Our Manager believes that with the cash we have currently available and with the cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future. We also have the ability to borrow funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control.  See “Item 1A.  Risk Factors.”

Distributions

We pay monthly distributions to each of our members beginning the first month after each member is admitted through the termination of our operating period, which we currently anticipate will be on April 4, 2010, unless extended by our Manager, at its discretion, for up to an additional three years. We paid distributions to our Additional Members totaling $12,778,769, $12,805,418 and $11,998,617 for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, we paid our Manager distributions of $129,078, $129,348, and $121,233 for the years ended December 31, 2007, 2006 and 2005, respectively.

Contractual Obligations and Commitments and Off-Balance Sheet Transactions

At December 31, 2007, we had non-recourse debt obligations. The lenders have security interests in equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2007, our outstanding non-recourse indebtedness was $30,295,089. ZIM Canada and ZIM Korea have balloon payments of approximately $673,000 and $673,000, respectively, which are due on June 24, 2009. ZIM Italia has a balloon payment of approximately $792,000, which is due on January 13, 2010. We are a party to the Facility as discussed in the financing and borrowings section above. At December 31, 2007, we had $5,000,000 under the Facility, $5,000,000 of which we subsequently repaid.

On September 28, 2007 and December 10, 2007, we completed the acquisition of substantially all of the machining and metal working equipment of Texas Die and Monroe, two wholly owned subsidiaries of MWU. Simultaneously with the closing of the transaction with Texas Die and Monroe, the Participating Funds completed similar acquisitions with four and three other subsidiaries, respectively, of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of the credit support agreement matches that of the lease agreements.  No amounts were accrued at December 31, 2007 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

Principal maturities of our non-recourse debt and related interest and Facility consisted of the following at December 31, 2007:

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5	More Than 5
	Total	Year	Years	Years	Years
Non-recourse debt	$30,295,089	$16,327,680	$13,967,409	$-	$-
Non-recourse interest	1,616,437	1,247,586	368,851	-	-
Revolving line of credit	5,000,000	5,000,000	-	-	-

	$36,911,526	$22,575,266	$14,336,260	$-	$-

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. However, if the general economy experiences significant rates of inflation, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing.  Leases already in place would not generally be affected by changes in interest rates.

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

Foreign Currency Exchange Risk.

We lease equipment for use by domestic and foreign lessees outside of the United States. Although certain of our transactions are denominated in the European euro, the pound sterling and Canadian dollar, substantially all of our transactions are denominated in the U.S. dollar, therefore reducing our risk to currency translation exposures. To date, our exposure to exchange rate volatility has not been significant. There can be no assurance that currency translation exposures will not have a material impact on our financial position, results of operations or cash flow in the future.

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

To hedge our variable interest rate risk, we may enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings. However, we will be exposed to and will manage credit risk associated with our counterparties to our swap agreements by dealing only with institutions our Manager considers financially sound.

On June 24, 2004, we entered into two interest rate swap contracts with Fortis Bank in order to fix the variable interest rate on our non-recourse debt with regard to ZIM Korea and ZIM Canada and minimize our risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 3.87% plus 1.50% per year for ZIM Korea and ZIM Canada’s debt. On January 13, 2005, we entered into an interest rate swap contract with Fortis Bank in order to fix the variable interest rate on our non-recourse debt with regards to ZIM Italia and minimize our risk for interest rate fluctuations. The interest rate swap contract for ZIM Italia’s debt was fixed at 3.85% plus 1.50% per year.

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment are in and maximizing remarketing proceeds through the re-lease or sale of our equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Income Fund Ten, LLC

We have audited the accompanying consolidated balance sheet of ICON Income Fund Ten, LLC and subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Ten, LLC and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

April 12, 2008
New York, New York

The Members
ICON Income Fund Ten, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of ICON Income Fund Ten, LLC. (a Delaware limited liability company) and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Ten, LLC and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

March 29, 2007
New York, New York

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
December 31,

Assets

	2007	2006
Current assets
Cash and cash equivalents	$4,448,826	$5,635,489
Current portion of net investment in finance leases	1,491,424	1,348,277
Other receivables	6,973	2,734,166
Prepaid services fees,net	-	1,024,155
Restricted cash	600,802	1,464,000
Interest rate swap contracts	39,703	754,521
Other current assets	262,450	158,175

Total current assets	6,850,178	13,118,783

Non-current assets
Net investment in finance leases, less current portion	12,085,323	13,070,004
Leased equipment at cost, (less accumulated depreciation of $58,125,917 and $45,418,818)	79,660,369	99,795,532
Equipment held for sale or lease, net	57,688	17,500
Note receivable on financing facility, net	4,087,568	-
Investments in joint ventures	18,691,374	17,024,799
Investments in unguaranteed residual values	1,071,031	2,409,009
Other non-current assets, net	405,217	20,031

Total non-current assets	116,058,570	132,336,875

Total Assets	$122,908,748	$145,455,658

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$16,327,680	$15,474,602
Revolving line of credit, recourse	5,000,000	-
Due to Manager, net	171,268	60,271
Accrued expenses and other liabilities	334,133	459,746
Deferred revenue	32,985	1,355,712

Total current liabilities	21,866,066	17,350,331

Non-current liabilities
Non-recourse long-term debt, net of current portion	13,967,409	30,295,089

Total Liabilities	35,833,475	47,645,420

Minority Interest	2,970,200	4,039,195

Commitments and contingencies (note 19)

Members' Equity
Manager	(482,044)	(401,837)
Additional Members	82,346,128	90,581,159
Accumulated other comprehensive income	2,240,989	3,591,721

Total Members' Equity	84,105,073	93,771,043

Total Liabilities and Members' Equity	$122,908,748	$145,455,658

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
Years Ended December 31,

	2007	2006	2005
Revenue:
Rental income	$28,679,620	$27,069,091	$24,480,481
Finance income	2,788,311	1,324,246	-
Income (loss) from investments in joint ventures	1,235,015	1,257,324	(272,797)
Net (loss) gain on sales of equipment	(384,310)	46,613	113,845
Net gain on foreign currency transactions	699,788	31,327	-
Interest and other income	463,925	480,930	681,576

Total revenue	33,482,349	30,209,531	25,003,105

Expenses:
Management fees - Manager	2,054,110	1,954,137	1,624,238
Administrative expense reimbursements - Manager	876,287	977,228	906,570
General and administrative	795,042	612,308	405,819
Interest	2,204,773	2,908,938	3,610,562
Loss on hedging instruments	13,012	-	-
Other financial loss	25,024	-	-
Depreciation and amortization	22,318,404	24,968,628	23,258,339
Impairment loss	-	675,212	97,900

Total expenses	28,286,652	32,096,451	29,903,428

Income (loss) before minority interest	5,195,697	(1,886,920)	(4,900,323)

Minority interest	308,637	85,027	44,377

Net income (loss)	$4,887,060	$(1,971,947)	$(4,944,700)

Net income (loss) allocable to:
Additional Members	$4,838,189	$(1,952,228)	$(4,895,253)
Manager	48,871	(19,719)	(49,447)

	$4,887,060	$(1,971,947)	$(4,944,700)

Weighted average number of additional
member shares outstanding	148,575	148,880	143,378

Net income (loss) per weighted average
additional member share outstanding	$32.56	$(13.11)	$(34.14)

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2005, 2006, and 2007

				Accumulated
				Other	Total
	Additional	Additional	Managing	Comprehensive	Members'
	Member Shares	Members	Member	Income (Loss)	Equity
Opening balance, January 1, 2005	108,861	$86,990,142	$(82,090)	$(303,619)	$86,604,433

Net loss		(4,895,253)	(49,447)		(4,944,700)
Change in valuation of interest
rate swap contracts				1,301,596	1,301,596
Foreign exchange translation adjustments
in investee				(1,020,171)	(1,020,171)
Comprehensive loss					(4,663,275)
Proceeds from issuance of
additional members shares	41,017	41,017,258			41,017,258
Sales and offering expenses	-	(4,713,545)			(4,713,545)
Additional member shares redeemed	(704)	(675,617)			(675,617)
Cash distributions to members	-	(11,998,617)	(121,233)	-	(12,119,850)

Year ended, December 31, 2005	149,174	105,724,368	(252,770)	(22,194)	105,449,404

Net loss		(1,952,228)	(19,719)		(1,971,947)
Unrealized gain on stock
warrants				538,072	538,072
Change in valuation of interest
rate swap contracts				(243,456)	(243,456)
Foreign exchange translation adjustments				3,319,299	3,319,299
Comprehensive income					1,641,968
Additional member shares redeemed	(444)	(385,563)			(385,563)
Cash distributions to members	-	(12,805,418)	(129,348)	-	(12,934,766)

Year ended, December 31, 2006	148,730	90,581,159	(401,837)	3,591,721	93,771,043

Net income		4,838,189	48,871		4,887,060
Unrealized loss on stock
warrants				(538,072)	(538,072)
Change in valuation of interest
rate swap contracts				(1,066,151)	(1,066,151)
Foreign exchange translation adjustments				253,491	253,491
Comprehensive loss					3,536,328
Additional member shares redeemed	(351)	(294,451)			(294,451)
Cash distributions to members	-	(12,778,769)	(129,078)	-	(12,907,847)

Year ended, December 31, 2007	148,379	$82,346,128	$(482,044)	$2,240,989	$84,105,073

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$4,887,060	$(1,971,947)	$(4,944,700)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(17,662,094)	(17,568,000)	(17,356,534)
Finance income	(2,788,311)	(1,324,246)	-
(Income) loss from investments in joint ventures	(1,235,015)	(1,257,324)	272,797
Net loss (gain) on sales of equipment and unguaranteed residual values	384,310	(46,613)	(113,845)
Depreciation and amortization	22,318,404	24,968,628	23,258,339
Impairment loss	-	675,212	97,900
Interest expense on non-recourse financing paid directly
to lenders by lessees	2,197,621	2,863,403	3,608,687
Minority interest	308,637	85,027	44,377
Distributions to/from minority interest holders and joint ventures	519,322	-	-
Changes in operating assets and liabilities:
Collection of minimum rents receivable	3,966,041	1,521,176	-
Interest rate swap contracts	13,012	-	-
Other assets, net	2,233,996	(837,228)	(1,804,695)
Due to Manager, net	110,997	72,290	(100,024)
Accrued expenses and other liabilities	125,613	(731,066)	887,762
Deferred revenue	(288,405)	56,202	(160,123)

Net cash provided by operating activities	15,091,188	6,505,514	3,689,941

Cash flows from investing activities:
Purchase of equipment	(4,004,904)	(19,795,159)	(6,370,643)
Investment in financing facility	(4,202,233)	-	-
Investment in unguaranteed residual values	-	(782,177)	-
Investments in joint ventures	(13,506,186)	(7,852)	(16,084,959)
Proceeds from sales of equipment and unguaranteed residual values	3,218,093	2,777,812	256,260
Distributions received from joint ventures, in excess of profits	11,488,247	2,155,594	-
Due from affiliates	-	-	574,725
Restricted cash provided (used)	-	733,792	(2,281,884)
Prepaid service fees paid	-	-	(2,666,122)

Net cash used in investing activities	(7,006,983)	(14,917,990)	(26,572,623)

Cash flows from financing activities:
Issuance of additional member shares, net of sales and offering expenses paid	-	-	36,303,713
Proceeds from revolving line of credit	5,000,000	-	-
Due to Manager and affiliates, net	-	-	(41,826)
Cash distributions to members	(12,907,847)	(12,934,766)	(12,119,850)
Additional member shares redeemed	(294,451)	(385,563)	(675,617)
Minority interest contribution in joint venture	-	3,840,876	-
Distributions to minority interest holders in joint ventures	(1,068,996)	(647,330)	(359,655)
Financing fees paid	-	-	(31,250)

Net cash (used in) provided by financing activities	(9,271,294)	(10,126,783)	23,075,515

Effects of exchange rates on cash and cash equivalents	426	(4,104)	(1,020,171)

Net decrease in cash and cash equivalents	(1,186,663)	(18,543,363)	(827,338)
Cash and cash equivalents, beginning of the year	5,635,489	24,178,852	25,006,190

Cash and cash equivalents, end of the year	$4,448,826	$5,635,489	$24,178,852

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2007	2006	2005
Supplemental disclosure of non-cash investing and financing activities:
Non-cash portion of equipment purchased with non-recourse debt	$-	$-	$26,150,000
Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$17,576,318	$17,568,000	$17,356,533
Transfer of leased equipment at cost to equipment held for
sale or lease, net	$708,505	$-	$2,059,827
Transfer from restricted cash to leased equipment at cost	$-	$1,599,797	$18,025,619
Transfer from investments in unguaranteed residual values to
leased equipment at cost	$536,160	$400,388	$-
Transfer from leased equipment at cost to net investments in
finance leases	$95,542	$13,695,359	$-

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1)  Organization

ICON Income Fund Ten, LLC (the “LLC”) was formed on January 2, 2003 as a Delaware limited liability company.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2023, unless terminated sooner.

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) acquires a diversified portfolio of leases and financing transactions; (ii) makes monthly cash distributions at the discretion of its manager to its members commencing with each member's admission to the LLC, continuing through the operating period, which period will end no later than April 4, 2010, but may be extended for up to an additional three years at the discretion of its manager; (iii) re-invests substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from sales of such investments to its members after the end of the operating period, which is the liquidation period.

The manager of the LLC is ICON Capital Corp. (the “Manager”), which was originally a Connecticut corporation.  Effective June 1, 2007, the Manager was re-incorporated as a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the limited liability company agreement (the “LLC Agreement”). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The initial capitalization of the LLC was $1,000 contributed by the Manager. The LLC offered membership interests with the intention of raising up to $150,000,000 of capital from additional members. The LLC commenced business operations on its initial closing date, August 22, 2003, when it admitted 5,066 member interests, representing $5,065,736 of capital contributions. Between August 23, 2003 and April 5, 2005, the final closing date, the LLC admitted 144,928 additional member interests representing $144,928,766 of capital contributions, bringing the total member interests to 149,994 representing $149,994,502 of capital contributions. Through December 31, 2007, the LLC redeemed 1,615 additional member interests, leaving 148,379 additional member shares outstanding as of such date.

The LLC invested most of the net proceeds from its offering in equipment subject to leases, equipment financing transactions and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments are made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." The LLC currently anticipates purchasing equipment from time to time until approximately April 4, 2010, unless that date is extended for up to an additional three years, at the Manager’s sole discretion. After the reinvestment period, the LLC will sell its assets in the ordinary course of business during a time frame called the "liquidation period."

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The consolidated financial statements include the accounts of the LLC and all subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and distributions are recorded as revenue. All of the LLC's investments in joint ventures are subject to its impairment review policies.

In joint ventures where the LLC’s interest is majority owned the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner’s proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner’s share of the earnings, losses and distributions of the joint venture.

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Restricted cash consists primarily of time deposits held by the lender for the difference in the monthly rental payments and the related debt service of the LLC’s non-recourse long term debt.

The LLC's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with its customers, lease payments are dependent upon the financial stability of the industry segments in which they operate.  See Note 14 for concentrations of risk.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to change in interest rate spreads or other market factors. The LLC believes that the carrying value of its investments and derivative obligations are reasonable taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Debt Financing Costs

Expenses associated with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Lease equipment is depreciated on a straight line basis over the lease terms which range from 3 to 5 years to the asset’s residual value.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

Equipment Held for Sale or Lease, Net

Equipment held for sale or lease is recorded at the lower of cost or estimated fair value, less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the LLC following lease expiration.

Equipment held for sale is not depreciated and related deferred costs are not amortized. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment; however, any such adjustment would not exceed the original carrying value of the equipment held for sale.

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

Unguaranteed Residual Values

The LLC carries its investments in unguaranteed residual values at cost. The net book value is equal to or less than fair value at each reporting period and is subject to the LLC's policy relating to impairment review.

Revenue Recognition

The LLC leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in accounts receivable. Accounts receivable are stated at their estimated net realizable value. Deferred revenue is the difference between the timing of the cash payments and the rental income recognized on a straight line basis.

The Manager has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of the Manager’s process, it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s policy relating to impairment review.

For notes receivable, the LLC uses the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance was deemed necessary at December 31, 2007 and 2006.

Notes Receivable

Notes receivable are reported at their outstanding principal balances net of any unamortized deferred fees and premiums or discounts on purchased loans. Costs on originated loans are reported as other non-current assets. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

Initial direct costs

The LLC capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in financing facilities in accordance with  Statement of Financial Accounting Standards (“SFAS”) SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Costs related to leases or notes receivable that are not consummated are expensed as an acquisition expense.

Income Taxes

The LLC is taxed as a partnership for federal and state income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the members rather than the LLC. The LLC's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

Per Share Data

Net income per share is based upon the weighted average number of Additional Member shares outstanding during the period.

Share Redemption

The LLC may, at its discretion, redeem shares from a limited number of its additional members, as provided for in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as provided in the LLC Agreement.  Additional Members are required to hold their shares for at least one year before redemptions will be permitted.

Comprehensive Income/Loss

Comprehensive income/loss is reported in the accompanying Consolidated Statements of Changes in Members’ Equity and Accumulated other Comprehensive Income/Loss and consists of net income and other gains and losses affecting members’ equity that are excluded from net income.

Derivative Financial Instruments

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, which established accounting and reporting standards for derivative instruments.

SFAS No. 133, as amended, requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

The LLC designates derivative financial instruments as either hedge or derivative instruments. For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, the LLC evaluates the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established, the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members' equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in the consolidated statement of operations.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into earnings in the period in which the changes occur or when such instruments are settled.

Warrants

Warrants held by the LLC are revalued on a quarterly basis.  The revaluation of the warrants is computed using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk free interest rate and the volatility percentage. The change in fair value of warrants is recognized in the consolidated statement of operations.  The impact on the statement of operations was not material for any year presented.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

Foreign Currency Translation

Assets and liabilities having non-United States dollar functional currencies are translated at month-end rates of exchange. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues and expenses and cashflow items are translated at weighted average rates of exchange for the period. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurement (“SFAS 157”)”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS 157-1, which amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Manager has not yet determined whether SFAS 157 will have a material impact on its financial condition, results of operations, or cash flow. However, the Manager believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“SFAS 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected is reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Manager is currently evaluating the impact of adopting SFAS 159 on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS 160 on the consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current year’s presentation.

(3)  Net Investments in Finance Leases

Net investments in finance leases consisted of the following at December 31:

	2007	2006
Minimum rents receivable	$19,718,864	$22,975,426
Estimated residual values	2,202,744	2,160,615
Initial direct costs, net	140,650	182,049
Unearned income	(8,485,511)	(10,899,809)

	$13,576,747	$14,418,281

Less: Current portion of net investment in finance leases	(1,491,424)	(1,348,277)

Net investments in finance leases, less current portion	$12,085,323	$13,070,004

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years and thereafter were as follows at December 31, 2007:

Year Ending
December 31,
2008	$3,996,296
2009	3,850,425
2010	3,850,425
2011	3,850,425
2012	3,850,425
Thereafter	320,868
$19,718,864

Refrigeration Equipment

During July 2004, the LLC purchased refrigeration equipment which was on lease to PW Supermarkets, Inc. (“PW Supermarkets”). The purchase price of this equipment was approximately $1,310,000 in cash. The lease was for a two year period, with respect to a portion of the equipment, and is for a three year period with respect to the rest of the equipment, commencing August 1, 2004, with an option to extend the lease for one additional year.

On June 29, 2006, the LLC sold a portion of the refrigeration equipment with a net book value of approximately $225,000 that was on lease with PW Supermarkets for approximately $283,000 in cash. The lease was scheduled to expire with respect to this equipment during July 2006. The LLC paid an unrelated third party approximately $82,000 as a remarketing fee, which was included in the determination of the net loss on the sale of this asset, which was approximately $24,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(3)  Net Investments in Finance Leases - continued

During July 2007, PW Supermarkets extended an expiring lease with the LLC for an additional 12 months. Based on the Manager’s lease classification test, the lease has been classified as a finance lease, since the title to the equipment will be transferred to PW Supermarkets at the end of the lease. As a result of the lease being classified as a finance lease, the net book value of approximately $96,000 was transferred from leased equipment at cost to net investments in finance leases on August 1, 2007.

Bedside Entertainment and Communication Terminals

On June 30, 2005, ICON Premier LLC (“ICON Premier”), a wholly owned subsidiary of the LLC, executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom Contracts Limited (“Premier Telecom”) in connection with the LLC’s purchase of approximately 5,000 bedside entertainment and communication terminals. On March 8, 2006, an amendment to the Lease was entered into to increase the maximum aggregate equipment purchase to approximately $15,825,000 (£8,077,685), inclusive of IDC. The equipment is installed in several National Health Service hospitals in the United Kingdom. Premier Telecom is one of four companies in the United Kingdom to receive the rights to install and operate the equipment in the hospitals, and it has the exclusive right to install and operate the equipment in thirteen hospitals. The base term of the lease, which commenced January 1, 2006, is for seven years. At December 31, 2005, the LLC had purchased approximately $9,845,000 (£5,721,000) of equipment, inclusive of IDC.

On January 3, 2006, ICON Premier purchased approximately $1,600,000 (£928,000) of bedside entertainment and communication terminals on lease with Premier Telecom, which is based in the United Kingdom. The equipment was installed in various hospitals located throughout the United Kingdom. The term of the lease, which commenced January 1, 2006, is for 78 months.

On April 4, 2006, ICON Premier purchased approximately $2,499,600 (£1,442,000) of additional bedside entertainment and communication terminals on lease with Premier Telecom. The term of the lease, which commenced on July 1, 2006, is for 78 months.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)  Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31:

	2007	2006
Container vessels	$106,435,208	$107,219,708
Digital mini-labs	8,863,740	8,863,740
Information technology equipment	324,147	6,027,658
Telecommunications systems	13,884,669	18,077,855
Refrigeration equipment	-	720,473
Manufacturing equipment	8,278,522	4,304,916

	137,786,286	145,214,350
Less: accumulated depreciation	(58,125,917)	(45,418,818)

	$79,660,369	$99,795,532

Containership Vessels

On June 24, 2004, the LLC acquired, through two wholly-owned subsidiaries, ICON Containership I, LLC and ICON Containership II, LLC, a 100% interest in two container vessels, the 1991 ZIM Korea (“ZIM Korea”) and the 1990 ZIM Canada (“ZIM Canada”) from ZIM Israel Navigation Co. Ltd. (“ZIM”). The LLC simultaneously entered into bareboat charters with ZIM for ZIM Korea and ZIM Canada. The charters are for a five year period ending in June 2009 with a charterer option for two one-year extension periods. The purchase price of ZIM Korea and ZIM Canada was approximately $70,700,000 in the aggregate, comprised of (i) approximately $18,400,000 in cash and (ii) approximately $52,300,000 of non-recourse debt. In addition, bank fees, legal fees and other direct expenses of approximately $810,000 were also paid and capitalized as part of the acquisition cost of ZIM Korea and ZIM Canada. The non-recourse debt is cross collateralized, has a five year term and bears interest at the LIBOR plus 1.50% per year. In connection with the closing of this transaction, the LLC entered into an interest rate swap with Fortis Bank NV/SA, New York Branch, in which the variable interest rate was swapped for a fixed interest rate of 3.87% plus 1.50% per year. The lender has a security interest in ZIM Korea and ZIM Canada and an assignment of the charter hire.

On January 13, 2005, the LLC acquired, through a wholly-owned subsidiary, ICON Containership III, LLC, a 100% interest in a container vessel, the 1991 ZIM Italia (“ZIM Italia”) from ZIM and simultaneously entered into a bareboat charter with ZIM for ZIM Italia. The charter is for a five year period ending in December 2009 with a charterer option for two one-year extension periods. The purchase price for ZIM Italia was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash and (ii) approximately $26,150,000 of non-recourse debt. In addition, bank fees, legal fees and other direct expenses of approximately $360,000 were also paid and capitalized as part of the acquisition cost of ZIM Italia. The non-recourse debt has a five year term and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year. In connection with the closing of this transaction, the LLC entered into an interest rate swap with Fortis Bank NV/SA, New York Branch, in which the variable interest rate was swapped for a fixed interest rate of 3.85% plus 1.50% per year. The lender has a security interest in ZIM Italia and an assignment of the charter hire.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)  Leased equipment at cost - continued

Digital Mini-labs

During December 2004, the LLC acquired 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation (“Rite Aid”). The leases expire at various times from November 2007 to September 2008. The purchase price of this equipment was approximately $9,100,000 in cash, inclusive of IDC. At December 31, 2006, the Manager recorded an impairment of approximately $234,000 to more closely approximate the adjusted book value to the current fair value of the equipment. As of December 31, 2007, the lease that expired in November 2007 was extended on a month-to-month basis. Subsequent to December 31, 2007, Rite Aid notified the Manager of its intent to return to the LLC all the digital mini-labs that were subject to lease with Rite Aid.

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

During 2007, GEICO returned equipment with a cost basis of approximately $5,798,000 and extended on a month–to-month basis equipment with a cost basis of approximately $55,000. Of the equipment that was returned, the Manager has sold equipment with a net book value of approximately $781,000. ICON GeicJV realized proceeds of approximately $775,000 and recognized a loss of approximately $6,000 on the sale of equipment. The remaining returned equipment has a net book value of approximately $58,000, is currently being remarketed by the Manager and was reclassified to equipment held for sale or lease, net.

Telecommunications Systems

During March 2005, the LLC acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to a lease with CompUSA, Inc. (“CompUSA”). The lease term expires during December 2009. The purchase price was approximately $1,174,000 in cash, inclusive of IDC. During December 2004, the LLC acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to a lease with CompUSA. The lease term expires during December 2008. The purchase price was approximately $2,990,000 in cash, inclusive of IDC.

On December 31, 2007, the LLC sold all the phone systems on lease with CompUSA with a net book value of approximately $1,887,000 for approximately $1,076,000 in cash, resulting in a loss on the sale of equipment of approximately $811,000.

On September 28, 2006, the LLC along with Fund Nine, formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000 of which the LLC’s share was approximately $10,044,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)  Leased equipment at cost - continued

On September 28, 2006, ICON Global Crossing II purchased telecommunications equipment for approximately $12,044,000. Crossing North American Networks, Inc. (collectively, “Global Crossing Group”) that commenced on November 1, 2006. The LLC collected interim rent until the commencement of the lease term. This equipment is subject to a 48 month lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, “Global Crossing Group”) that commenced on November 1, 2006.

On October 31, 2006, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by the Manager, made a capital contribution of approximately $1,841,000 to ICON Global Crossing II. The contribution changed the interests of ICON Global Crossing II for the LLC, Fund Nine and Fund Eleven at October 31, 2006 to approximately 72.3%, 14.4% and 13.3%, respectively. The additional capital contribution was used to purchase telecommunications equipment subject to a 48 month lease with Global Crossing Group that commenced on November 1, 2006.

Manufacturing equipment

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

On September 28, 2007, the LLC completed the acquisition of substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”), a wholly owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $2,000,000. The lease term commenced on October 1, 2007, and continues for a period of 60 months.

Simultaneously with the closing of the transaction with Texas Die, Fund Eleven and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), another entity also managed by the Manager (together, the “Participating Funds”) completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary. Each subsidiary’s obligations under its respective leases (including those of Texas Die) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds has also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

On December 10, 2007, the LLC completed the acquisition and simultaneously leased back substantially all of the machining and metal working equipment of MW Monroe, Inc. (“Monroe”), a wholly owned subsidiary of MWU, for a purchase price of $2,000,000. The lease term commenced on January 1, 2008, and continues for a period of 60 months.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)  Leased equipment at cost - continued

Simultaneously with the closing of the transaction with Monroe, the Participating Funds completed similar acquisitions with three other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.

Each subsidiary’s obligations under its respective leases (including those of Texas Die) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

On December 10, 2007, the LLC, along with the Participating Funds, amended the original leases that closed on September 28, 2007 with Texas Die and the four other MWU subsidiaries to have lease terms commencing on January 1, 2008 and continue for a period of 60 months. The period from September 28, 2007 to December 31, 2007 was treated as an interim period under the leases.

Depreciation and amortization expense related to leased equipment approximated $21,284,000, $21,701,000 and $19,440,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Aggregate minimum future rentals receivable from each of the LLC’s non-cancelable leases over the next five years as discussed above, consisted of the following at December 31, 2007:

Year Ending
December 31,
2008	$24,740,203
2009	17,232,674
2010	4,558,136
2011	1,038,580
2012	955,146
$48,524,739

(5)  Notes Receivable on Financing Facility

On August 13, 2007, the LLC, along with a consortium of other lenders entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the construction of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment consists of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels. The LLC will receive principal payments starting in October 2008. In the interim period, interest will be paid on a quarterly basis using a range of rates from 8.36% to 9.01%.  In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock. The fair value of these warrants, approximately $115,000 on the transaction date, has been reflected as a discount on the face amount of the notes receivables. For the year ended December 31, 2007, the LLC recognized a loss of $25,024 in other financial loss from the decline in the fair value of the warrants.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)  Notes Receivable on Financing Facility - continued

At December 31, 2007, the Manager has determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $89,641.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $2.23, expiration date of April 6, 2014, a volatility of 250%, and the risk free interest rate of 3.98%. The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and attributing a percentage based on the performance of the share price of this sampling.

The financing facility is for a maximum amount of $93,500,000, of which the LLC has committed to invest up to $5,000,000.  At December 31, 2007, the LLC had loaned approximately $4,202,000. In 2008, the LLC loaned an additional $165,000.

(6)  Joint Ventures

The LLC and certain of its affiliates, (entities also managed and controlled by the Manager), formed six joint ventures, discussed below, for the purpose of acquiring and managing various assets.

The LLC and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  The LLC and the other joint venture participants have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the equipment or joint venture.

The six joint ventures described below are minority owned and accounted for under the equity method.

ICON Global Crossing, LLC

On November 17, 2005, the LLC along with Fund Eleven and ICON Income Fund Eight A L.P.  (“Fund Eight A”), an entity also managed by the Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with original interests of 44%, 44% and 12%, respectively, to purchase telecommunications equipment from various vendors. Global Crossing Telecommunications, Inc. (“Global Crossing”) is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers. On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed the interests for the LLC, Fund Eleven and Fund Eight A to approximately 30.6%, 61.4% and 8.0%, respectively. The total capital contributions made to ICON Global Crossing as of December 31, 2007 were approximately $25,131,000, of which the LLC’s share was approximately $7,695,000.

During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing and during April 2006 it purchased approximately $3,165,000 of additional equipment that is subject to a lease with Global Crossing (including initial direct costs of approximately $157,000). The term of the lease is 48 months and the lease commenced on April 1, 2006. The LLC’s net carrying value of ICON Global Crossing was approximately $5,173,000 at December 31, 2007.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(6)  Joint Ventures - continued

Information as to the financial position and results of operations of ICON Global Crossing at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and the  period from November 9, 2005 (commencement of operations) through December 31, 2005 are summarized below:

		December 31,
		2007	2006
Current Assets		$51,505	$26,593
Non-current Assets		$16,849,748	$21,476,722
Current Liabilities		$40,026	$4,758
Non-current Liabilities		$-	$-
Members' Equity		$16,861,227	$21,498,557
LLC's share of equity		$5,172,844	$6,592,795

			Period From November 17, 2005 (Commmencement of Operations) through December 31, 2005
	Years Ended December 31,
	2007	2006

Revenue	$7,385,748	$6,257,559	$-
Expenses	4,681,768	3,817,590	-
Net income	$2,703,980	$2,439,969	$-
LLC's share of net income	$827,959	$797,809	$-

ICON EAM, LLC

On November 9, 2005, the LLC, along with Fund Eleven, formed ICON EAM, LLC (“ICON EAM") and each contributed approximately $5,620,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the Master Lease. The Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on the Manager’s further due diligence, the Manager determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at that time. All amounts funded by ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. In April 2007, ICON EAM’s initial investment and all accrued interest were returned to the LLC and Fund Eleven of approximately $13,833,000, of which the LLC’s share was approximately $6,917,000. The LLC’s net carrying value of ICON EAM is approximately $3,500 at December 31, 2007.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(6)  Joint Ventures - continued

On March 9, 2006, pursuant to the Master Lease, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of and issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock. On March 9, 2006, the Manager had estimated the value of the warrants to be zero in part because Energy Asset Management plc was privately held with no current market for its shares. Energy Asset Management plc later in March 2006 completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of 1.50p.  At December 31, 2007, the Manager has determined, based upon the Black-Scholes option pricing model, that the fair value of these warrants is approximately $7,000; the LLC’s share was approximately $3,500.

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

 In February 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the master lease agreement. Shortly thereafter certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside. ICON AeroTV is currently in the process of attempting to have the judgment reinstated. At this time, it is not possible to determine the ability to collect the judgment if it is reinstated.

In March 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $438,000, which was off-set by the recognition of the relinquished security deposit and deferred income of approximately $286,000, resulting in a loss of approximately $152,000, the LLC’s share was approximately $76,000. Also in March 2007, ICON AeroTV collected approximately $215,000 of the remaining rent balance. In May 2007, all unexpended amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to the LLC and Fund Eleven, which amount together with accrued interest was approximately $5,560,000, of which the LLC’s share was approximately $2,780,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(6)  Joint Ventures - continued

ICON Aircraft 46837, LLC

On March 31, 2004, the LLC, along with Fund Eight A, formed a joint venture, ICON Aircraft 46837 LLC ("Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx"), which lease expired on March 31, 2007. The LLC initially acquired a 71.4% interest in this joint venture for a total cash contribution of approximately $2,466,000. Fund Eight A had an option to acquire an additional 61.4% interest in Aircraft 46837 from the LLC. The cost of the option was $10,000. During the third quarter of 2004, the option was exercised and the LLC sold a 61.4% interest in Aircraft 46837 to Fund Eight A, giving the LLC a 10% interest. The LLC received approximately $2,297,000 for the 61.4% interest.

In March 2007, Aircraft 46837 sold the aircraft to FedEx for $4,260,000; the LLC’s share was $426,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations. Aircraft 46837 realized a loss of approximately $920,000 as a result of the sale of the aircraft, of which the LLC’s share was approximately $92,000.

ICON Mayon, LLC

On July 24, 2007, the LLC and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 49% and 51%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, comprised of (i) the cash payment of approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and (ii) borrowings of approximately $24,938,000 of non-recourse debt provided under a secured loan agreement with Fortis Capital Corp. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of four years.  The charter commenced on July 24, 2007. The total capital contributions made to ICON Mayon as of December 31, 2007 were approximately $15,404,000, of which the LLC’s share was approximately $7,548,000. The LLC’s net carrying value of ICON Mayon was approximately $7,648,000 at December 31, 2007.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(6)  Joint Ventures - continued

Information as to the financial position and results of operations of ICON Mayon at December 31, 2007 and the period from July 24, 2007 (commencement of operations) through December 31, 2007 are summarized below:

December 31, 2007
Current Assets	$-
Non-current Assets	$39,870,895
Current Liabilities	$6,141,507
Non-current Liabilities	$17,566,769
Members' Equity	$16,157,675
LLC's share of equity	$7,648,385

Period From July 24, 2007 (Commmencement of Operations) through December 31, 2007
Revenue	$2,722,170
Expenses	1,898,440
Net income	$823,730
LLC's share of net income	$436,506

ICON Global Crossing V, LLC

ON December 20, 2007, the LLC, along with Fund Eleven, formed ICON Global Crossing V, LLC (“ICON Global Crossing V”) with interests of 45% and 55%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000 in cash. This equipment is subject to a lease with Global Crossing. The term of the lease is 36 months and the lease commenced on January 1, 2008. The total capital contributions made to ICON Global Crossing V as of December 31, 2007 were approximately $12,982,000, of which the LLC’s share was approximately $5,842,000. The LLC’s net carrying value of ICON Global Crossing V was approximately $5,867,000 at December 31, 2007.

(7)  Investment in Unguaranteed Residual Values

Summit Asset Management Limited

On February 28, 2005, the LLC entered into a participation agreement with Summit Asset Management Limited (“SAM”), an unrelated third party, and acquired a 75% interest in the unguaranteed residual values of a portfolio of equipment on lease with various United Kingdom lessees. These leases expire at various dates through August 30, 2009. The portfolio is primarily comprised of information technology equipment, including laptops, desktops and printers. The purchase price was approximately $2,843,000 in cash, inclusive of IDC.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(7)  Investment in Unguaranteed Residual Values - continued

SAM receives commissions on transaction and realization proceeds, as defined in the participation agreement. For the years ended December 31, 2007 and 2006, the LLC paid SAM approximately $57,000 and $46,000, respectively, in commissions and realization proceeds, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

During the year ended December 31, 2007, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $1,188,000. Of this amount, the LLC realized proceeds of approximately $867,000 on sales of its interests in unguaranteed residual values with a cost basis of approximately $652,000, resulting in a gain on the sale of equipment of approximately $215,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $536,000 to leased equipment at cost.

During the year ended December 31, 2007, the LLC sold certain of its investments in unguaranteed residual values that were previously transferred to equipment at cost for approximately $355,000 with a net book value of approximately $162,000, resulting in a gain on the sale of equipment of approximately $193,000.

During the year ended December 31, 2006, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $881,000. Of this amount, the LLC realized proceeds of approximately $440,000 on sales of its interests in unguaranteed residual values with a cost basis of approximately $480,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $401,000 to leased equipment at cost.

Key Finance Group Limited

During July 2006, the LLC entered into a purchase and sale agreement (the “Purchase Agreement”) with Key Finance Group, Ltd. (“Key Finance”) (a United Kingdom based company) to acquire an interest in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom for approximately $782,000 (£422,000) in cash.  These leases have expiration dates ranging from December 2007 through March 2015.

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

As of December 31, 2006, there were no sales of these assets.  During the year ended December 31, 2007, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $150,000. The LLC realized proceeds of approximately $175,000, on these sales of its interests in unguaranteed residual values, which resulted in a gain on sale of equipment of approximately $25,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(8)  Equipment Held for Sale or Lease, Net

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

On December 28, 2007, the LLC sold the remainder of its Boeing 767 aircraft rotables with a net book value of approximately $18,000 for approximately $16,000 in cash.

(9)  Non-Recourse Long-Term Debt

Notes payable are comprised solely of the non-recourse debt incurred in connection with the acquisition of the three containership vessels purchased from ZIM. ZIM Korea and ZIM Canada were acquired during 2004 and the non-recourse debt related to it matures in July 2009.  ZIM Italia was acquired during January 2005 and the non-recourse debt related to it matures in January 2010.  All of the non-recourse debt accrues interest at the LIBOR plus 1.50% per year. The lender has a security interest in the three vessels and an assignment of the charter hire with ZIM. The outstanding balances of the notes payable at December 31, 2007 and 2006 was approximately $30,258,000 and $45,770,000, respectively.

Simultaneously with the acquisitions of the three Vessels, the LLC entered into interest rate swap contracts with Fortis Bank NV/SA, New York Branch, in order to fix the variable interest rate on the non-recourse debt and minimize the LLC’s risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 3.87% plus 1.50% per year for ZIM Korea and ZIM Canada’s debt and 3.85% plus 1.50% per year for ZIM Italia’s debt. The LLC accounts for its swap contracts in accordance with SFAS 133, as amended, recorded the swap contracts at their estimated fair value at December 31, 2007 and recognized the periodic change in their fair value as other comprehensive income. At December 31, 2007 and 2006, the fair value of the interest rate swap contracts was an asset of $39,703 and $754,521, respectively.

As of December 31, 2007 and 2006, the LLC had deferred financing costs of $302,951 and $457,655, respectively. For the year ended December 31, 2007 and 2006 the LLC recognized amortization expense of $154,704 and $146,581, respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(9)  Non-Recourse Long-Term Debt - continued

The aggregate maturities of notes payable – non recourse over the next five years consist of the following at December 31, 2007:

Year Ending
December 31,
2008	$16,327,680
2009	12,693,436
2010	1,273,973
2011	-
2012	-
$30,295,089

(10)  Revolving Line of Credit – Recourse

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement.

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

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIEM Rate”) plus 2.75% per year to the LIEM Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2007 was 7.25%.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(10)  Revolving Line of Credit – Recourse - continued

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit Fund Twelve as a permitted borrower.

The Borrowers are in compliance with the covenants at December 31, 2007. The Borrowers are also in compliance with the Contribution Agreement at December 31, 2007 and no amounts are due to or payable by the LLC under the Contribution Agreement.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at December 31, 2007. The LLC had $5,000,000 in borrowings outstanding under the Facility as of such date. The remaining $1,255,000 relates to borrowings by Fund Eight B. Subsequent to December 31, 2007, the LLC made repayments on various dates totaling $5,000,000.

(11)  Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, (ii) prepaid service fees of 6.5% based upon the gross proceeds from the sale of shares to additional members, and (iii) organization and offering expenses, ranging from 1.5% to 3.5%, from the gross proceeds from the sale of shares to additional members, as defined in the LLC Agreement. In addition, the Manager is reimbursed for certain administrative expenses incurred in connection with the LLC’s operations.

The total compensation that the Manager and ICON Securities Corp. may earn, not including management fees and administrative expense reimbursements, was limited to 12% of gross offering proceeds up to the first $37,500,000 raised, 11% of gross offering proceeds from $37,500,001 to $75,000,000 and 10% of gross offering proceeds from $75,000,001 to $150,000,000.

The Manager performs certain services relating to the management of the LLC’s equipment leasing and financing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the Manager and necessary to the LLC’s operations.  These costs include the Manager’s legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(11)  Transactions with Related Parties - continued

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $129,078, $129,348 and $121,233 for the years ended December 31, 2007, 2006 and 2005, respectively.  Additionally, the Manager’s interest in the LLC’s net income (loss) was $48,471, $(19,719) and $(49,447) for the years ended December 31, 2007, 2006 and 2005, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2007, 2006 and 2005, respectively, were as follows:

	2007	2006	2005
Prepaid service fees (a)	$-	$-	$2,666,122
Organization and offering fees (b)	-	-	615,259
Underwriting commissions (b)	-	-	820,345
Management fees (c)	2,054,110	1,954,137	1,624,238
Administrative expense reimbursements (c)	876,287	977,228	906,570

Total fees paid or accrued to the Manager or its affiliates	$2,930,397	$2,931,365	$6,632,534

(a) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(b) Charged directly to members' equity.
(c) Charged directly to operations.

The LLC had a net payable of $171,268 due to the Manager at December 31, 2007 for administrative expense reimbursements accrued and unpaid at December 31, 2007. The LLC repaid the Manager during January 2008.

The LLC had a net payable of $60,271 due to the Manager at December 31, 2006 for management fees and administrative expense reimbursements accrued and unpaid at December 31, 2006. The LLC repaid the Manager during March 2007.

(12)  Interest Rate Swap Contracts

The LLC is exposed to interest rate risk on the floating-rate non-recourse notes payable and uses floating-to-fixed interest rate swaps to hedge this exposure. As of December 31, 2007 the LLC had three floating-to-fixed interest rate swaps that were designated as cash flow hedges with an aggregate notional amount of $30,295,089.  As of December 31, 2006 the LLC had three floating-to-fixed interest rate swaps designated as a cash flow hedge with notional amounts of $46,610,294.

The hedging strategy of the LLC is to match the projected future business cash flows with the underlying debt service. When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive income/(loss) and recognized contemporaneously with the earnings effects of the hedged item. The fair value of the interest rate swaps was determined using market prices and pricing models at December 31, 2007 and 2006.

At December 31, 2007, the LLC had three floating-to-fixed interest rate swaps related to ICON Containership I, II, and III and an interest in one floating-to-fixed interest rate swap through the ICON Mayon joint venture. The total unrealized loss recorded to accumulated other comprehensive income/(loss) relating to the change in fair value of these interest rate swaps was $312,260.

At December 31, 2006, the LLC had three floating-to-fixed interest rate swaps related to ICON Containership I, II, and III. The total unrealized gain recorded to accumulated other comprehensive income/(loss) relating to the change in fair value of these interest rate swaps was $754,522.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(12)  Interest Rate Swap Contracts - continued

For the year ended December 31, 2007 and 2006, gains or losses recorded in earnings representing the amount of the hedges’ ineffectiveness were insignificant.  The LLC expects to transfer approximately $144,000 from accumulated other comprehensive income/(loss) to earnings in the next 12 months, as the derivative financial instruments and their underlying hedged items are paid down, along with the earnings effects of the related forecasted transactions in the next 12 months.

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments.  Since it is the LLC’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

It is the LLC’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contact. Under the ISDA Master Agreement, the LLC agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any counterparty should that counterparty default. As of December 31, 2007, the LLC does not have an economic exposure to loss due to credit risk on derivative financial instruments if the bank counterparty was to default.

(13)  Fair Value of Financial Instruments

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

(14)  Concentrations

For the year ended December 31, 2007, the LLC had two lessees that accounted for approximately 69% of rental and finance income.  ZIM accounted for approximately 56% of the total.  For the year ended December 31, 2006, the LLC had two lessees that accounted for approximately 72% of rental income. ZIM accounted for approximately 62% of the total. For the year ended December 31, 2005, the LLC had two lessees that accounted for approximately 82% of rental income. ZIM accounted for approximately 71% of the total.

For the year ended December 31, 2007, the LLC had two lessees that accounted for approximately 61% of total assets and one lender accounted for approximately 85% of the total liabilities. ZIM accounted for approximately 50% of the total assets and Fortis NV/SA, New York Branch, accounted for approximately 85% of total liabilities. For the year ended December 31, 2006, the LLC had three lessees that accounted for approximately 93% of total assets and one lender that accounted for approximately 89% of the total liabilities. ZIM accounted for approximately 74% of the total assets and Fortis NV/SA, New York Branch, accounted for approximately 89% of total liabilities. For the year ended December 31, 2005, ZIM accounted for approximately 63% of the total assets and 95% of total liabilities of the LLC.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(15)  Share Redemptions

The Manager consented to the LLC redeeming 351, 444 and 704 member shares for the years ended December 31, 2007, 2006 and 2005, respectively. The redemption amounts are calculated according to a specified redemption formula pursuant to the LLC Agreement.  Redeemed shares have no voting rights and do not share in distributions.  The LLC Agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. Redeemed member shares are accounted for as a reduction of members' equity.

(16)  Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes finance leases, operating leases, net of accumulated depreciation, investments in joint ventures and investments in unguaranteed residual values at December 31, 2007 and 2006 and for the years then ended is as follows:

	Year Ended December 31, 2007
	United	United
	States	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$10,299,480	$718,046	$17,662,094	$28,679,620
Finance income	90,119	2,698,192	-	2,788,311
Income (loss) from investments in joint ventures	861,270	(62,761)	436,506	1,235,015

	At December 31, 2007
	United	United
	States	Kingdom	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases:
Current portion of net investment in finance leases	$81,468	$1,409,956	$-	$1,491,424
Net investment in finance leases, less current portion	-	12,085,323	-	12,085,323

	$81,468	$13,495,279	$-	$13,576,747

Leased equipment at cost, (less accumulated depreciation)	$19,317,008	$50,630	$60,292,731	$79,660,369
Investments in joint ventures	$11,040,227	$2,762	$7,648,385	$18,691,374
Investments in unguaranteed residual values	$-	$1,071,031	$-	$1,071,031

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(16)  Geographic Information - continued

	Year Ended December 31, 2006
	United	United
	States	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$7,802,135	$1,698,956	$17,568,000	$27,069,091
Finance income	-	1,324,246	-	1,324,246
Income (loss) from investments in joint ventures	1,106,369	150,955	-	1,257,324

	At December 31, 2006
	United	United
	States	Kingdom	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases:
Current portion of net investment in finance leases	$-	$1,348,277	$-	$1,348,277
Net investment in finance leases, less current portion	-	13,070,004	-	13,070,004

	$-	$14,418,281	$-	$14,418,281

Leased equipment at cost, (less accumulated depreciation)	$25,204,772	$36,894	$74,553,866	$99,795,532
Investments in joint ventures	$7,011,036	$10,013,763	$-	$17,024,799
Investments in unguaranteed residual values	$-	$2,409,009	$-	$2,409,009

 (a)   All of the LLC's vessels are chartered to ZIM, an Israel based company. When the LLC charters a vessel to a Charterer, the Charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impractical.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(17)  Selected Quarterly Financial Data (Unaudited)

The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2007 and 2006:

	Quarters Ended in 2007				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2007
Total Revenue	$8,553,866	$8,361,934	$8,739,935	$7,826,614	$33,482,349
Net (loss) income allocable to additional members	$273,504	$1,307,006	$1,959,043	$1,298,636	$4,838,189
Net (loss) income per weighted average
additional members share	$1.84	$8.79	$13.19	$8.74	$32.56

	Quarters Ended in 2006				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2006
Total Revenue	$7,018,181	$7,425,332	$7,465,508	$8,300,510	$30,209,531
Net loss allocable to additional members	$(1,029,506)	$(377,923)	$(432,909)	$(111,890)	$(1,952,228)
Net loss per weighted average
additional members share	$(6.91)	$(2.54)	$(2.91)	$(0.75)	$(13.11)

(18)  Commitments and Contingencies and Off-Balance Sheet Transactions

The LLC has entered into remarketing and residual sharing agreements with various third parties.  In connection with these agreements remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

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

At the time the LLC acquires or divests of its interest in an equipment lease or other leasing transaction, the LLC may, under very limited circumstances agree to indemnify the seller or buyer for specific contingent liabilities. The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

On September 28, 2007 and December 10, 2007, the LLC completed the acquisition of substantially all of the machining and metal working equipment of Texas Die and Monroe, respectively, two wholly owned subsidiaries of MWU. Simultaneously with the closing of the transaction with Texas Die and Monroe, the Participating Funds completed similar acquisitions with four and three other subsidiaries, respectively, of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of the credit support agreement matches that of the lease agreements.  No amounts were accrued at December 31, 2007 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(19)  Subsequent Event

On March 31, 2008, The LLC sold its rights, title and interest in ICON Containership III to an unrelated third party for approximately $16,930,000. The purchase price for ICON Containership III was comprised of (i) a cash payment for ZIM Italia of approximately $27,500,000, (ii) cash value of restricted cash held by the lender of approximately $336,000, offset by (iii) the assumption of approximately $10,906,000 of non-recourse indebtedness, secured by an interest in ZIM Italia. The obligations under the Fortis Loan Agreement were satisfied with the assumption of the non-recourse debt. The LLC realized a gain of approximately $6,666,000 as result of this sale.

(20)  Income Tax Reconciliation (Unaudited)

At December 31, 2007 and 2006, the members’ equity included in the consolidated financial statements totaled $84,148,965 and $93,771,043, respectively. The members’ capital for Federal income tax purposes at December 31, 2007 and 2006 totaled $127,966,874 and $132,679,048, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the Additional Member’s capital accounts for financial reporting purposes but not for Federal income tax reporting purposes and the differences in gain (loss) on sale of equipment, depreciation and amortization between financial reporting purposes and Federal income tax purposes.

The following table reconciles net loss for financial statement reporting purposes to the net income for Federal income tax purposes for the years ended December 31, 2007, 2006 and 2005 as follows:

	2007	2006	2005
Net income (loss) per consolidated financial statements	$4,887,060	$(1,971,947)	$(4,944,700)

Depreciation and amortization	5,403,224	9,220,469	9,856,652
Impairment loss	-	538,828	-
Deferred revenue	284,685	(279,763)	501,510
Gain (Loss) on sale of equipment	1,111,788	(875,577)	(21,459)
Other items	(3,338,630)	532,647	(36,920)

Net income for Federal income tax purposes	$8,348,127	$7,164,657	$5,355,083

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 26, 2007, ICON Income Fund Ten, LLC (the “Registrant”) terminated the services of Hays & Company LLP (“Hays”) as its independent registered public accounting firm for the fiscal year ending December 31, 2007.  The decision to dismiss Hays was recommended and approved by the board of directors of ICON Capital Corp., the manager of the Registrant (“Board of Directors”).

The audit reports of Hays on the consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Registrant’s two most recent fiscal years and through November 26, 2007, (i) there was no “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hays on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Hays, would have caused Hays to make reference to the subject matter of the disagreement in connection with its report and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions), except the following with regard to the internal controls of the Registrant’s manager:

While evaluating the manager’s disclosure controls and procedures during 2006, Hays advised the manager and the manager recognized that greater internal controls were needed to aid in a more efficient closing of the Registrant’s financial statements, thereby requiring the manager to hire additional skilled accounting staff.  In response, the manager hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10, and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting.

The Registrant has provided Hays with a copy of this disclosure and requested that Hays furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements.  A copy of such letter dated November 30, 2007, is attached hereto as Exhibit 16.1 to this Form 8-K.

On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  During the Registrant’s two most recent fiscal years and through November 26, 2007, neither the Registrant nor any one acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements and neither a written report was provided to the Registrant or oral advice was provided that Ernst & Young concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue, (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or (iii) a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions).

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2007, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our Manager is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2007, its internal control over financial reporting is effective.

This annual report does not include an attestation report of the LLC’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permits the LLC to only provide management’s report in this annual report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., as a Connecticut corporation which was reincorporated as a Delaware corporation effective June 1, 2007, was formed in 1985.  Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our acquisition and disposition of equipment, our Manager provides services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Name	Age	Title
Thomas W. Martin	53	Chairman and Director
Michael A. Reisner	37	Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director
Mark Gatto	35	Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director
Joel S. Kress	35	Executive Vice President — Business and Legal Affairs
H. Daniel Kramer	56	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	35	Senior Vice President — Business and Legal Affairs
Anthony J. Branca	39	Senior Vice President — Accounting and Finance
Craig A. Jackson	49	Vice President — Remarketing and Portfolio Management

Thomas W. Martin, Chairman, has been a Director since August 1996.  Prior to joining ICON, Mr. Martin was the Executive Vice President, Chief Financial Officer, and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996.  Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisner, Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director, joined ICON in 2001. Mr. Reisner was previously Executive Vice President, Chief Financial Officer, and Director.  In addition, Mr. Reisner was formerly General Counsel and he also formerly held the position of Executive Vice President – Acquisitions.  Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director, originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our Manager in April 2005.  Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with our Manager in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007, he was promoted to his current position.  Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined our Manager in 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance leading a direct sales origination team, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division, and President of Kramer, Clark & Company for 12 years providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Anthony J. Branca has been Senior Vice President – Accounting and Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005.  Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

Craig A. Jackson was Vice President – Remarketing and Portfolio Management since February 2006. He became a Senior Vice President in March 2008. Previously, from October 2001 to 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and, Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2007, 2006 and 2005.

Entity	Capacity	Description	2007	2006	2005
ICON Capital Corp.	Manager	Organization and
		offering expenses	$-	$-	$615,259
ICON Securities Corp.	Managing broker-dealer	Underwriting fees	$-	$-	$820,345
ICON Capital Corp.	Manager	Prepaid service fees	$-	$-	$2,666,122
ICON Capital Corp.	Manager	Management fees	$2,054,110	$1,954,137	$1,624,238
ICON Capital Corp.	Manager	Administrative fees	$876,287	$977,228	$906,570

We paid distributions to our Manager of $129,078, $129,348 and $121,233, respectively, for the years ended December 31, 2007, 2006 and 2005. Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  Our Manager’s interest in our net income (loss) was $48,871, $(19,719), and $(49,447), respectively, for the years ended December 31, 2007, 2006 and 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

(b)	As of February 29, 2008, Directors and Officers of our Manager do not own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 for a discussion of our related party transactions.  See Notes 6 and 11 to our financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2007 and 2006, our auditors provided audit services relating to our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

Hays & Company LLP (“Hays”) was our independent registered public accounting firm in 2006 and 2007.  On November 26, 2007, the board of directors of our Manager terminated the services of Hays as our independent registered public accounting firm.  As a result of Hays’ termination, Hays did not complete the audit of our financial statements for the year ended December 31, 2007.   On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The following table presents the fees for both audit and non – audit services rendered for the years ended December 31, 2007 and 2006.

Principal Audit Firm - Ernst & Young LLP
	2007	2006
Audit fees	$205,000	$-
Tax fees	-	-

	$205,000	$-

Predecessor Audit Firm - Hays & Company LLP
	2007	2006
Audit fees	$73,838	$156,200
Tax fees	5,834	67,958

	$79,672	$224,158

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1    Certificate of Limited Liability Company of Registrant (Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on February 28, 2003 (File No. 333-103503)).

4.1    Amended and Restated Operating Agreement of Registrant (Incorporated by reference to Exhibit A to post-effective Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on June 2, 2003 (File No. 333-103503)).

10.1   Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2   Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

31.1 Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a). Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

000−50654 File No.  ICON Income Fund Ten, LLC (Registrant) by its Manager, ICON Capital Corp.

Date: April 14, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Chief Acquisitions Officer
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Date: April 14, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

Date: April 14, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Chief Acquisitions Officer
(Co-Principal Executive Officer)

Date: April 14, 2008

/s/ Thomas W. Martin
Thomas W. Martin
Chairman and Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

77