Form 10-Q
period 2008-03-31
ICON INCOME FUND TEN LLC
filed 2008-05-19
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2008

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes       [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘‘large accelerated filer’’, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]    Accelerated filer [  ]   Non-accelerated filer [x] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes       [x] No

Number of outstanding limited liability company shares of the registrant on April 30, 2008 is 148,276.

 PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets

	March 31,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$19,041,527	$4,448,826
Current portion of net investment in finance leases	1,540,199	1,491,424
Restricted cash	246,184	600,802
Interest rate swap contracts	-	39,703
Other current assets	382,885	269,423

Total current assets	21,210,795	6,850,178

Non-current assets
Net investment in finance leases, less current portion	11,664,282	12,085,323
Leased equipment at cost, (less accumulated depreciation of
$48,653,814 and $58,125,917)	53,536,363	79,660,369
Equipment held for sale or lease, net	13,348	57,688
Note receivable on financing facility, net	4,252,390	4,087,568
Investments in joint ventures	18,015,385	18,691,374
Investments in unguaranteed residual values	942,006	1,071,031
Other non-current assets, net	247,991	405,217

Total non-current assets	88,671,765	116,058,570

Total Assets	$109,882,560	$122,908,748

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$11,158,632	$16,327,680
Revolving line of credit, recourse	3,000,000	5,000,000
Interest rate swap contracts	192,190	-
Due to Manager and affiliates	243,354	171,268
Accrued expenses and other liabilities	476,901	334,133
Deferred revenue	30,025	32,985

Total current liabilities	15,101,102	21,866,066

Non-current liabilities
Non-recourse long-term debt, net of current portion	4,230,400	13,967,409

Total Liabilities	19,331,502	35,833,475

Minority Interest	2,755,639	2,970,200

Commitments and contingencies (Note 12)

Members' Equity
Manager	(439,483)	(482,044)
Additional Members	86,476,226	82,346,128
Accumulated other comprehensive income	1,758,676	2,240,989

Total Members' Equity	87,795,419	84,105,073

Total Liabilities and Members' Equity	$109,882,560	$122,908,748

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Rental income	$6,609,415	$7,438,286
Finance income	675,724	681,951
Income from investments in joint ventures	680,402	225,877
Net gain on sales of equipment and unguaranteed residual values	6,807,518	118,065
Interest and other income	99,682	89,687

Total revenue	14,872,741	8,553,866

Expenses:
Management fees - Manager	533,587	588,360
Administrative expense reimbursements - Manager	353,558	210,537
General and administrative	415,429	458,477
Interest	544,500	628,153
Depreciation and amortization	5,452,457	6,328,069

Total expenses	7,299,531	8,213,596

Income before minority interest	7,573,210	340,270

Minority interest	(94,470)	(64,003)

Net income	$7,478,740	$276,267

Net income allocable to:
Additional Members	$7,403,953	$273,504
Manager	74,787	2,763

	$7,478,740	$276,267

Weighted average number of additional
member shares outstanding	148,336	148,683

Net income per weighted average
additional member share outstanding	$49.91	$1.84

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity

				Accumulated
				Other	Total
	Additional	Additional		Comprehensive	Members'
	Member Shares	Members	Manager	Income	Equity
Balance, December 31, 2007	148,379	$82,346,128	$(482,044)	$2,240,989	$84,105,073
Net income		7,403,953	74,787		7,478,740
Change in valuation of interest
rate swap contracts				(462,780)	(462,780)
Foreign exchange translation adjustments				(19,533)	(19,533)
Comprehensive income					6,996,427
Additional member shares redeemed	(100)	(83,697)			(83,697)
Cash distributions to members	-	(3,190,158)	(32,226)	-	(3,222,384)

Period ended March 31, 2008 (unaudited)	148,279	$86,476,226	$(439,483)	$1,758,676	$87,795,419

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$7,478,740	$276,267
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(4,392,725)	(4,392,000)
Finance income	(675,724)	(681,951)
Income from investments in joint ventures	(680,402)	(225,877)
Net gain on sales of equipment and unguaranteed residual values	(6,807,518)	(118,065)
Depreciation and amortization	5,452,457	6,328,069
Interest expense on non-recourse financing paid directly
to lenders by lessees	464,101	628,153
Minority interest	94,470	64,003
Distributions to/from minority interest holders and joint ventures	298,881	151,008
Changes in operating assets and liabilities:
Collection of minimum rents receivable	1,021,719	945,915
Restricted cash	18,566	-
Other assets, net	(111,073)	1,266,475
Due to Manager and affiliates	72,086	266
Accrued expenses and other liabilities	145,235	(103,132)
Deferred revenue	(20,587)	(304,852)

Net cash provided by operating activities	2,358,226	3,834,279

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	17,190,436	547,470
Investment in financing facility	(164,822)	-
Distributions received from joint ventures, in excess of profits	729,503	771,628

Net cash provided by investing activities	17,755,117	1,319,098

Cash flows from financing activities:
Repayment of revolving line of credit	(2,000,000)	-
Cash distributions to members	(3,222,384)	(3,229,247)
Additional member shares redeemed	(83,697)	(59,612)
Distributions to minority interest holders in joint ventures	(214,561)	(336,615)

Net cash used in financing activities	(5,520,642)	(3,625,474)

Effects of exchange rates on cash and cash equivalents	-	(3,054)

Net increase in cash and cash equivalents	14,592,701	1,524,849
Cash and cash equivalents, beginning of the period	4,448,826	5,685,688

Cash and cash equivalents, end of the period	$19,041,527	$7,210,537

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$4,392,725	$4,392,000
Transfer of leased equipment at cost to equipment held for
sale or lease, net	$7,889	$646,112
Sales proceeds received by an affiliate for sale of investments in
unguaranteed residual values	$-	$34,003
Transfer from investments in unguaranteed residual values to
leased equipment at cost	$1,935	$99,887
Transfer on non-recourse debt in connection with sale of subsidiary	$10,906,321	$-

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Ten, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of ICON Capital Corp. (the “Manager”), all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2007. The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue. All of the LLC’s investments in joint ventures are subject to its impairment review policies.

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

The Manager was originally formed as a Connecticut corporation. Effective June 1, 2007, the Manager was re-incorporated as a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into under the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(2)	Organization – continued

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

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

Derivative Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157 (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the LLC’s financial statements beginning January 1, 2008. The LLC adopted the provisions of SFAS No. 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value.  Additionally for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the LLC has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009.  The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to the condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of then reporting date.
•	Level 3: Pricing inputs that are generally unobservable and may not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The LLC’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:

Warrants	$-	$89,819	$-	$89,819

Liabilities:

Derivative Liabilities	$-	$192,190	$-	$192,190

(1) - quoted prices in active markets for identical assets or liabilities
(2) - observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) - no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and is classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants is recorded in other non-current assets and the derivatives liabilities are recorded in interest rate swap contracts.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for the LLC’s financial statements beginning January 1, 2008. As the LLC did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the LLC’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for the LLC’s financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS No. 160 on the consolidated financial statements.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore the LLC will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(4)	Net Investments in Finance Leases

Net investments in finance leases consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,
	2008	December 31,
	(unaudited)	2007
Minimum rents receivable	$18,673,243	$19,718,864
Estimated residual values	2,200,317	2,202,744
Initial direct costs, net	129,888	140,650
Unearned income	(7,798,967)	(8,485,511)

	13,204,481	13,576,747

Less: Current portion of net investment in finance leases	(1,540,199)	(1,491,424)

Net investments in finance leases, less current portion	$11,664,282	$12,085,323

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,
	2008	December 31,
	(unaudited)	2007
Container vessels	$70,987,238	$106,435,208
Digital mini-labs	8,863,740	8,863,740
Information technology equipment	176,008	324,147
Telecommunications systems	13,884,669	13,884,669
Manufacturing equipment	8,278,522	8,278,522

	102,190,177	137,786,286
Less: Accumulated depreciation	(48,653,814)	(58,125,917)

	$53,536,363	$79,660,369

Depreciation expense was $5,436,876 and $5,706,296 for the three months ended March 31, 2008 and 2007, respectively.

On January 13, 2005, the LLC acquired, through a wholly-owned subsidiary, ICON Containership III, LLC (“ICON Containership III”), a 100% interest in a container vessel, the 1991 ZIM Italia (“ZIM Italia”) from ZIM Israel Navigation Co. Ltd. (“ZIM”) and simultaneously entered into a bareboat charter with ZIM for ZIM Italia. The charter was for a period of 60 months ending in December 2009 with a charterer option for two 12 month extension periods. The purchase price for ZIM Italia was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash and (ii) approximately $26,150,000 of non-recourse debt. In addition, bank fees, legal fees and other direct expenses of approximately $360,000 were also paid and capitalized as part of the acquisition cost of ZIM Italia. The non-recourse debt had a term of 60 months and bore interest at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 1.50% per year under the terms of the loan agreement. In connection with the closing of this transaction, the LLC entered into an interest rate swap with Fortis Bank NV/SA, New York Branch, in which the variable interest rate was swapped for a fixed interest rate of 3.85% plus 1.50% per year. The lender had a security interest in ZIM Italia and an assignment of the charter hire.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(5)	Leased Equipment at Cost – continued

On March 31, 2008, the LLC sold its subsidiary, ICON Containership III, LLC (“ICON Containership III”) to an unrelated third party (“Purchaser”) for approximately $16,930,000. The purchase price for ICON Containership III was comprised of (i) a cash payment for the container vessel, the 1991 ZIM Italia (“ZIM Italia”) of approximately $27,500,000, (ii) cash value of restricted cash held by the lender of approximately $336,000, offset by (iii) the transfer of approximately $10,906,000 of non-recourse indebtedness, secured by an interest in ZIM Italia. The LLC’s obligations under the loan agreement were satisfied with the transfer of the non-recourse debt. The LLC realized a gain of approximately $6,740,575 as result of this sale.

Aggregate minimum future rentals receivable from each of the LLC’s non-cancelable operating leases over the next five years consisted of the following at March 31, 2008:

Year Ending
December 31,
For April 1 to December 31, 2008	$14,084,828
2009	11,392,674
2010	4,350,136
2011	1,038,580
2012	955,146

(6)	Notes Receivable on Financing Facility

On August 13, 2007, the LLC, along with a consortium of other lenders entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment consists of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  The LLC will receive principal payments starting in October 2008.  In the interim period, interest will be paid on a quarterly basis using a range of rates from 6.60% to 8.36%.  In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock. The fair value of these warrants was approximately $115,000 on the transaction date and has been reflected as a discount on the face amount of the notes receivable.

At March 31, 2008, the Manager has determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants is $89,819.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $2.23, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 2.10%.  The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

The financing facility is for a maximum amount of $93,500,000, of which the LLC has committed to invest up to $5,000,000.  At March 31, 2008, the LLC had loaned approximately $4,367,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(7)	Investments in Joint Ventures

The joint ventures described below are not consolidated by the LLC.

ICON AEROTV, LLC

The LLC owns a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”). In February 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the master lease agreement. Shortly thereafter certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside. On April 17, 2008, the judgment was reinstated. At this time, it is not possible to determine ICON AeroTV's ability to collect the judgment.

ICON Mayon, LLC

On July 24, 2007, the LLC and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 49% and 51%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007. The total capital contributions made to ICON Mayon were approximately $15,404,000, of which the LLC’s share was approximately $7,548,000.

ICON Global Crossing V, LLC

On December 20, 2007, the LLC, along with ICON Leasing Fund Eleven, LLC (“Fund Eleven”), formed ICON Global Crossing V, LLC (“ICON Global Crossing V”) with interests of 45% and 55%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000 in cash. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. The term of the lease is 36 months and the lease commenced on January 1, 2008. The total capital contributions made to ICON Global Crossing V were approximately $12,982,000, of which the LLC’s share was approximately $5,842,000.

(8)	Investments in Unguaranteed Residual Values

Summit Asset Management Limited

On February 28, 2005, the LLC entered into a participation agreement with Summit Asset Management Limited (“SAM”), an unrelated third party, to acquire a 75% interest in the unguaranteed residual values of a portfolio of equipment on lease with various United Kingdom lessees. These leases expire at various dates through August 30, 2009. The LLC does not have an interest in the equipment until the expiration of the initial term of the leases. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. The purchase price was approximately $2,843,000, inclusive of initial direct costs.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(8)	Investments in Unguaranteed Residual Values - continued

SAM receives commissions on transaction and realization proceeds, as defined in the participation agreement. For the three months ended March 31, 2008 and 2007, the LLC paid SAM approximately $0 and $29,000, respectively, in commissions and realization proceeds, which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2007, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $395,000. Of this amount, the LLC realized proceeds of approximately $372,000 on sales of its interests in unguaranteed residual values with a cost basis of approximately $295,000, resulting in a gain on the sale of equipment and unguaranteed residual values of approximately $77,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $100,000 to leased equipment at cost.

During the three months ended March 31, 2007, the LLC sold certain of its investments in unguaranteed residual values that were previously transferred to equipment at cost for approximately $32,000 with a net book value of approximately $8,000, resulting in a gain on the sale of equipment and unguaranteed residual values of approximately $24,000.

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

During the three months ended March 31, 2008 and 2007, the LLC sold certain of its investments in unguaranteed residual values for $45,000 and $34,000, with a cost basis of approximately $74,000 and $30,000, which resulted in a (loss) gain on sale of equipment and unguaranteed residual values of approximately $(29,000) and $4,000, respectively.

(9)	Non-Recourse Long-Term Debt

Simultaneously with the acquisition of the ZIM Italia discussed in Note 5, the LLC entered into an interest rate swap contract with Fortis Bank NV/SA, New York Branch, in order to fix the variable interest rate on the non-recourse debt and minimize the LLC’s risk for interest rate fluctuations. The interest rate swap contract had a fixed interest rate of 3.85% plus 1.50% per year for ZIM Italia’s debt. The LLC accounts for its interest rate swap contracts in accordance with SFAS No. 133, as amended, and records the interest rate swap contracts at their estimated fair values, and recognizes the periodic change in their fair values in other comprehensive income. As of March 31, 2008, the LLC recorded through other comprehensive income a gain of $162,806 relating to this swap. As part of the sale of ICON Containership III, discussed in Note 5, the LLC transferred the interest swap contract to the Purchaser.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(9)	Non-Recourse Long Term Debt – continued

The aggregate maturities of non recourse debt over the next five years consisted of the following at March 31, 2008:

Year Ending
December 31,
For April 1 to December 31, 2008	$8,312,780
2009	7,076,252
$15,389,032

(10)	Revolving Line of Credit, Recourse

The LLC, along with ICON Income Fund Eight B, L.P., ICON Income Fund Nine, LLC, Fund Eleven and Fund Twelve (entities sponsored and organized by the Manager -  collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at LIBOR plus 2.5%. The interest rate at March 31, 2008 was 5.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at March 31, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $4,255,000 at March 31, 2008. The LLC had $3,000,000 in borrowings outstanding under the Facility as of such date. The remaining $1,255,000 relates to borrowings by Fund Eight B. Subsequent to March 31, 2008, the LLC repaid the outstanding $3,000,000 balance.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(11)	Transactions with Related Parties

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

The Manager also has a 1% interest in the LLC’s profits, losses and distributions. The LLC paid distributions to the Manager of $32,226 for the three months ended March 31, 2008. The Manager’s interest in the LLC’s net income for the three months ended March 31, 2008 and 2007 was $74,787 and $2,763, respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(11)	Transactions with Related Parties – continued

Fees and other expenses paid or accrued by the LLC to the Manager for the three months ended March 31, 2008 and 2007, were as follows:

	2008	2007
Management fees (a)	$533,587	$588,360
Administrative expense reimbursements (a)	353,558	210,537

Total fees paid or accrued to the Manager or its affiliates	$887,145	$798,897

(a) Charged directly to operations.

The LLC had a payable of $243,354 due to the Manager and affiliates at March 31, 2008. The payable was comprised of $228,558 due to the Manager relating to administrative expense reimbursements and $14,796 owed to an affiliate for sales proceeds. On April 29, 2008, the LLC repaid $228,558 to the Manager.

(12)	Commitments and Contingencies and Off Balance Sheet Risk

On September 28, 2007 and December 10, 2007, the LLC completed the acquisitions of and simultaneously leased back substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”) and MW Monroe, Inc. (“Monroe”), both wholly-owned subsidiaries of MW Universal, Inc. (“MWU”).  Simultaneously with the closing of the transactions with Texas Die and Monroe, Fund Eleven and Fund Twelve (the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at March 31, 2008 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, Part II, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Ten, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

At March 31, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates, consists primarily of the following equipment subject to lease:

Shipping

•
We own two container vessels on bareboat charter to ZIM Israel Navigation Co. Ltd. ("ZIM"), the 1991 ZIM Korea (“ZIM Korea”) and the 1990 ZIM Canada (“ZIM Canada”). The ZIM Korea and the ZIM Canada have bareboat charters that expire during June 2009.

•

We have a 49% interest in ICON Mayon, LLC (“ICON Mayon”), which purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of the Teekay Corporation. The Mayon Spirit has a bareboat charter which expires on July 23, 2011.

Information Technology Equipment and Phone Systems

•
We have a 74.6% interest in ICON GeicJV, which purchased information technology equipment, such as Sun servers, HP servers, Dell desktop computers and Panasonic laptop computers, subject to a three year lease with Government Employees Insurance Company (“GEICO”). As of March 31, 2007, the lease with GEICO expired and the equipment was returned.

•
We have a 75% interest in the unguaranteed residual values of a portfolio of leases currently in effect and performing with various lessees in the United Kingdom. The portfolio is mostly comprised of information technology equipment, including laptops, desktops and printers. All of the leases expire at various dates through August 30, 2009.

•
We own 101 Noritsu QSS-3011 digital mini-labs on lease to the Rite Aid Corporation (“Rite Aid”). The leases expire at various times from November 2007 to September 2008. As of March 31, 2008, the leases that expired in November and December 2007 were extended on a month-to-month basis. Our Manager anticipates all of the digital mini-labs that were subject to lease with Rite Aid, to be returned by December 2008.

•
We have a 30.6% interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased telecommunications equipment from various vendors, which was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on March 31, 2010.

•
We have a 72.3% interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), which purchased telecommunications equipment from various vendors, which was then leased to Global Crossing and Global Crossing North American Networks, Inc. (“Global Crossing Group”). The lease expires on October 31, 2010.

•
We have a 45% interest in ICON Global Crossing V, LLC, which purchased telecommunications equipment from various vendors that was then leased to Global Crossing. The lease expires on December 31, 2010.

Financing facility

•
On August 13, 2007, we completed a participation investment in an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment is comprised of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Included as part of the consideration in the acquisition are warrants to purchase 40,290 shares of Solyndra common stock at an exercise price of $4.96.  The warrants expire on April 6, 2014.

Manufacturing Equipment

•	We own automotive steering column production and assembly equipment on lease to Anchor Tool & Die Co. (“Anchor”). The equipment is subject to a 36 month lease which expires on September 30, 2009.

•
We own substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”) and MW Monroe Plastics, Inc. (“Monroe”), both of which are wholly owned subsidiaries of MW Universal, Inc. The Texas Die and Monroe leases expire on December 31, 2012.

Other Equipment

•
We have a 100% interest in refrigeration equipment on lease to P.W. Supermarkets, Inc (“PW Supermarkets”). The equipment is subject to a 36 month lease which was set to expire during July 2007. During July 2007, PW Supermarkets extended the lease until July 2008.

•
We have a 100% interest in ICON Premier LLC (“Premier LLC”), which purchased hospital bedside entertainment and communication terminals that are on lease with Premier Telecom Contracts Limited (“Premier Telecom”). The equipment was installed in various hospitals located throughout the United Kingdom. The lease expires on December 31, 2012.

Lease and Other Significant Transactions

Digital Audio/Visual Entertainment Systems

We own a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”).   On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement. Shortly thereafter, certain facts came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside. On April 17, 2008, the judgment was reinstated. At this time, it is not possible to determine ICON AeroTV’s ability to collect the judgment.

Shipping

On January 13, 2005, we acquired, through a wholly-owned subsidiary, ICON Containership III, LLC (“ICON Containership III”), a 100% interest in a container vessel, the 1991 ZIM Italia (“ZIM Italia”) from ZIM Israel Navigation Co. Ltd. (“ZIM”) and simultaneously entered into a bareboat charter with ZIM for ZIM Italia. The charter was for a 60 month period ending in December 2009 with a charterer option for two 12 month extension periods. The purchase price for ZIM Italia was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash and (ii) approximately $26,150,000 of non-recourse debt. In addition, bank fees, legal fees and other direct expenses of approximately $360,000 were also paid and capitalized as part of the acquisition cost of ZIM Italia. The non-recourse debt had a 60 month term and bore interest at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 1.50% per year under the terms of the loan agreement. In connection with the closing of this transaction, the LLC entered into an interest rate swap with Fortis Bank NV/SA, New York Branch, in which the variable interest rate was swapped for a fixed interest rate of 3.85% plus 1.50% per year. The lender had a security interest in ZIM Italia and an assignment of the charter hire.

On March 31, 2008, we sold our subsidiary, ICON Containership III to an unrelated third party for approximately $16,930,000. The purchase price for ICON Containership III was comprised of (i) a cash payment for ZIM Italia of approximately $27,500,000, (ii) cash value of restricted cash held by the lender of approximately $336,000, offset by (iii) the transfer of approximately $10,906,000 of non-recourse indebtedness, secured by an interest in ZIM Italia. The obligations under the loan agreement were satisfied with the transfer of the non-recourse debt. We realized a gain of approximately $6,740,575 as result of this sale.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for our financial statements beginning January 1, 2008. As we did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for our financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our Manager is currently evaluating the impact of SFAS No. 160 on the consolidated financial statements.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore we will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

Results of Operations for the Three Months Ended March 31, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 and 2007 Quarters are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Change
Rental income	$6,609,415	$7,438,286	$(828,871)
Finance income	675,724	681,951	(6,227)
Income from investments in joint ventures	680,402	225,877	454,525
Net gain on sales of equipment and unguaranteed residual values	6,807,518	118,065	6,689,453
Interest and other income	99,682	89,687	9,995

Total revenue	$14,872,741	$8,553,866	$6,318,875

Total revenue for the 2008 Quarter increased by $6,318,875, or 73.9%, as compared to the 2007 Quarter. This increase was primarily attributable to net gain on sales of equipment and unguaranteed residual values. During the 2008 Quarter, we sold our subsidiary, ICON Containership III that resulted in a gain on sale of $6,740,575. This increase was partly offset by a decreased number of equipment sales from our investments in residuals with Summit Asset Management, Ltd. and Key Finance Group, Ltd. During the 2008 Quarter, we recognized approximately $23,000 of gains on sales of residual values as compared to gains of approximately $106,000 on the sale of residual values during the 2007 Quarter. During July and December 2007, we made investments in ICON Mayon and ICON Global Crossing V, respectively, which accounted for an increase in income from investments in joint ventures of approximately $494,000. The decrease in rental income was primarily due to the expiration of our lease with GEICO in March 2007 and the sale of our lease with CompUSA, Inc. in December 2007, which accounted for a decrease in rental income of approximately $730,000 during the 2008 Quarter.

Expenses for the 2008 and 2007 Quarters are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Change
Management fees - Manager	$533,587	$588,360	$(54,773)
Administrative expense reimbursements - Manager	353,558	210,537	143,021
General and administrative	415,429	458,477	(43,048)
Interest	544,500	628,153	(83,653)
Depreciation and amortization	5,452,457	6,328,069	(875,612)

Total expenses	$7,299,531	$8,213,596	$(914,065)

Total expenses for the 2008 Quarter decreased by $914,065, or 11.1%, as compared to the 2007 Quarter. The decrease was primarily due to lower depreciation and amortization expense that was partly offset by an increase in administrative expense reimbursements - Manager. The decrease in depreciation and amortization expense was caused by the GEICO lease expiring during March 2007, the amortization of the prepaid service fees that were completely written off in December 2007, partially offset by our acquisitions of equipment on lease to Texas Die and Monroe during September and December 2007, respectively. The overall increase in administrative expense reimbursements-Manager relates to an increased number of leases being remarketed by our Manager during the 2008 Quarter as compared to the 2007 Quarter.

Minority Interest

The increase in minority interest primarily relates to financing expense in the 2007 Quarter by ICON Global Crossing II paid to an unrelated third party.

Net Income

As a result of the foregoing factors, the net income for the 2008 and 2007 Quarter was $7,478,740 and $276,267, respectively. The net income per weighted average number of additional members’ shares outstanding for the 2008 and 2007 Quarter was $49.91 and $1.84, respectively.

Financial Condition

This section discusses the major balance sheet variances from December 31, 2007 compared to March 31, 2008.

Total Assets

Total assets decreased $13,026,188 from $122,908,748 to $109,882,560. The decrease primarily relates to approximately $5,452,000 of depreciation and amortization expense recognized during the 2008 Quarter and the sale of ICON Containership III.

Current Assets

 Current assets increased $14,360,617 from $6,850,178 to $21,210,795. The increase was due to a higher cash position primarily from the sale of ICON Containership III.

Total Liabilities

 Total liabilities decreased $16,501,973 from $35,833,475 to $19,331,502. The decrease primarily relates to three months of repayments of our non-recourse debt of approximately $4,000,000. In addition, we transferred our remaining non-recourse debt at March 31, 2008 on ZIM Italia of approximately $10,906,000 as part of the sale of ICON Containership III.

Current Liabilities

 Current liabilities decreased $6,764,964 from $21,866,066 to $15,101,102, primarily from the $2,000,000 of repayment on a revolving line of credit as well as the continued repayment of our non-recourse debt discussed above.

Members’ Equity

Members’ Equity increased $3,690,346 from $84,105,073 to $87,795,419. The increase was primarily from the 2008 Quarter net income of $7,478,740, partly offset by distributions to our members of $3,222,384.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2008 and 2007, we had cash and cash equivalents of $19,041,527 and $7,210,537, respectively. During our offering period, our main source of cash was from financing activities and during our operating period, our main source of cash has been from operating and investing activities, which we expect to continue through the entire operating period. We expect that our operating and investing activities will generate sufficient cash flows to meet our short and long term liquidity requirements, including distributions to our members, management fees, and administrative expense reimbursements - manager.

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

Operating Activities

      Sources of cash

Sources of cash from operating activities decreased $1,476,053 from $3,834,279 in the 2007 Quarter to $2,358,226 in the 2008 Quarter. The decrease primarily relates to the expiration of our lease with GEICO in March 2007 and the sale of our lease with CompUSA in December 2007, which accounted for the decrease in operating sources of approximately $730,000.

Investing Activities

      Sources of cash

Sources of cash from investing activities increased $16,600,841 from $1,319,098 in the 2007 Quarter to $17,919,939 in the 2008 Quarter. The increase relates to approximately $16,643,000 of additional proceeds from the sales of equipment and unguaranteed residual values, primarily the sale of ICON Containership III.

Financing Activities

Uses of cash

Our uses of cash from financing activities increased $1,895,168 from $3,625,474 in the 2007 Quarter to $5,520,642 in the 2008 Quarter. The increase primarily relates to a repayment of a revolving line of credit.

Financings and Borrowings

Revolving Line of Credit, Recourse

We, along with ICON Income Fund Eight B, L.P., ICON Income Fund Nine, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (entities sponsored and organized by the Manager - collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at LIBOR plus 2.5%. The interest rate at March 31, 2008 was 5.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at March 31, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $4,255,000 at March 31, 2008. We had $3,000,000 in borrowings outstanding under the Facility as of such date. The remaining $1,255,000 relates to borrowings by Fund Eight B. Subsequent to March 31, 2008, we repaid the outstanding $3,000,000 balance.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

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

Distributions

We pay monthly distributions to each of our members beginning the first month after each member is admitted through the termination of our operating period, which we currently anticipate will be on April 4, 2010, unless extended by our Manager, at its discretion, for up to an additional three years. We paid distributions to our Additional Members totaling $3,190,158 for the three months ended March 31, 2008. Additionally, we paid our Manager distributions of $32,226 for the three months ended March 31, 2008.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

On September 28, 2007 and December 10, 2007, we completed the acquisition of substantially all of the machining and metal working equipment of Texas Die and Monroe, two wholly owned subsidiaries of MW Universal, Inc. (“MWU”). Simultaneously with the closing of the transaction with Texas Die and Monroe, Fund Eleven and Fund Twelve (the “Participating Funds”) completed similar acquisitions with four and three other subsidiaries, respectively, of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of the credit support agreement matches that of the lease agreements.  No amounts were accrued at December 31, 2007 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.  There were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 100 additional member shares during the 2008 Quarter. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement.  Redeemed additional member shares have no voting rights and do not share in distributions.  The LLC agreement limits the number of additional member shares which can be redeemed in any one year and redeemed additional member shares may not be reissued. The following table details our additional member redemptions:

	Total Number of
	Additional Member	Price Paid Per Additional
	Shares Redeemed	Member Shares
January 1, 2008 through January 31, 2008	-	$-
February 1, 2008 through February 28, 2008	80	$833.81
March 1, 2008 through March 31, 2008	20	$846.10

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2008 Quarter.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Limited Liability Company of ICON Income Fund Ten, LLC.  Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on February 28, 2003 (File No. 333-103503).

4.1
ICON Income Fund Ten, LLC Amended and Restated Operating Agreement.  Exhibit A to post-effective Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on June 2, 2003 (File No. 333-103503).

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

10.3
Loan Modification Agreement dated as of June 20, 2007 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 25, 2007).

10.4
Loan Modification Agreement  dated as of May 1, 2008 between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC.

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

File Number 000-50654
ICON Capital Corp.
Sole Manager of the Registrant

May 19, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 19, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 19, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Financial Officer)

28