Form 10-K/A
period 2007-12-31
ICON INCOME FUND TEN LLC
filed 2008-07-16
CIK 1220606

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

Number of outstanding limited liability company shares of the Registrant on February 29, 2007 is 148,379.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

ICON Income Fund Ten, LLC is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008 (the “Original Filing”) solely for the purposes of amending Item 15 – Exhibits, to include the financial statements of ICON Global Crossing, LLC, which were not able to be completed timely and included in the Original Filing. This Amendment contains the complete text of Item 15. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to the Original Filing.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1    Certificate of Limited Liability Company of ICON Income Fund Ten, LLC (Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the SEC on February 28, 2003 (File No. 333-103503)).

4.1    ICON Income Fund Ten, LLC Amended and Restated Operating Agreement (Incorporated by reference to Exhibit A to Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2003 (File No. 333-103503)).

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

10.3  Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 19, 2008).

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

(b)	Financial Statements of ICON Global Crossing, LLC

ICON Global Crossing LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Global Crossing LLC

We have audited the accompanying balance sheet of ICON Global Crossing LLC as of December 31, 2007, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Global Crossing LLC at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

July 11, 2008
New York, New York

The Members
ICON Global Crossing, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of ICON Global Crossing, LLC (a Delaware limited liability company) as of December 31, 2006 and the related statements of operations and changes in members’ equity and cash flows for the year ended December 31, 2006 and the period from November 17, 2005 (Commencement of Operations) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Global Crossing, LLC as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from November 17, 2005 (Commencement of Operations) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

August 20, 2007
New York, New York

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2007	2006
Current assets
Cash and cash equivalents	$34,232	$26,593
Other current assets	17,273	-

Total current assets	51,505	26,593

Non-current assets
Leased equipment at cost, (less accumulated depreciation of
$8,428,872 and $3,801,897)	16,849,747	21,476,722

Total Assets	$16,901,252	$21,503,315

Liabilities and Members' Equity

Current liabilities
Accrued expenses and other liabilities	$40,025	$4,758

Total Liabilities	40,025	4,758

Members' Equity	16,861,227	21,498,557

Total Liabilities and Members' Equity	$16,901,252	$21,503,315

See accompanying notes to financial statements

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Statements of Operations

			Period From November 17, 2005 (Commmencement of Operations) through December 31, 2005
	Years ended December 31,
	2007	2006
Revenue:
Rental income	$7,385,748	$6,208,844	$-
Interest and other income	-	48,715	-

Total revenue	7,385,748	6,257,559	-

Expenses:
Depreciation	4,626,975	3,801,897	-
General and administrative	54,793	15,693	-

Total expenses	4,681,768	3,817,590	-

Net income	$2,703,980	$2,439,969	$-

See accompanying notes to financial statements

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members' Equity

Members'
Equity
Opening balance, November 17, 2005	-

Net income	-
Investment from members	17,397,940
Cash distributions to members	-

Balance, December 31, 2005	17,397,940

Investment from members	7,733,176
Net income	2,439,969
Cash distributions to members	(6,072,528)

Balance, December 31, 2006	21,498,557

Net income	2,703,980
Cash distributions to members	(7,341,310)

Balance, December 31, 2007	$16,861,227

See accompanying notes to financial statements

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
			Period From November 17, 2005 (Commmencement of Operations) through December 31, 2005
	Years ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,703,980	$2,439,969	$-
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	4,626,975	3,801,897	-
Changes in operating assets and liabilities:
Other current assets	(17,273)	-	(57,940)
Accrued expenses and other liabilities	35,267	4,758	-

Net cash provided by (used in) operating activities	7,348,949	6,246,624	(57,940)

Cash flows from investing activities:
Purchase of equipment	-	(25,220,679)	-
Decrease (increase) in restricted cash	-	17,340,000	(17,340,000)

Net cash used in investing activities	-	(7,880,679)	(17,340,000)

Cash flows from financing activities:
Investment from members	-	7,733,176	17,397,940
Cash distributions to members	(7,341,310)	(6,072,528)	-

Net cash (used in) provided by financing activities	(7,341,310)	1,660,648	17,397,940

Net increase in cash and cash equivalents	7,639	26,593	-
Cash and cash equivalents, beginning of the year	26,593	-	-

Cash and cash equivalents, end of the year	$34,232	$26,593	$-

See accompanying notes to financial statements

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2007 and 2006

(1)	Organization

ICON Global Crossing, LLC (the “LLC”) was formed on November 17, 2005 as a Delaware limited liability company. The LLC is a joint venture between three affiliated entities, ICON Income Fund Eight A L.P. (“Fund Eight A”), ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively the “LLC’s Members”). Fund Eight A, Fund Ten and Fund Eleven originally had interests of 12%, 44% and 44%, respectively, in the LLC’s profits, losses and cash distributions. On March 31, 2006, Fund Eleven made an additional capital contribution to the LLC of approximately $7,734,000, which changed the interests and related sharing in profits, losses, and each distributions of Fund Eight A, Fund Ten and Fund Eleven to 8.0%, 30.6% and 61.4%, respectively. The total capital contributions made to the LLC as of December 31, 2007 were approximately $25,131,000.

The General Partner/Manager of the LLC’s Members is ICON Capital Corp. (the “Manager”), which was originally a Connecticut corporation. Effective June 1, 2007, the Manager was re-incorporated as a Delaware corporation. The Manager manages and controls the business affairs of the LLC's assets pursuant to the terms of the respective limited partnership and limited liability company agreements with Fund Eight A, Fund Ten and Fund Eleven.

(2)	Summary of Significant Accounting Policies

The accompanying financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight line basis over the lease term of four years to the asset’s residual value.

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

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2007 and 2006

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

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2007 and 2006

(2)	Summary of Significant Accounting Policies - continued

Initial direct costs

The LLC capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investment in financing facility in accordance with  Statement of Financial Accounting Standards (“SFAS”) SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.  The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of depreciation, impairments, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for the LLC’s financial statements beginning January 1, 2008. As the LLC did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the LLC’s financial statements.

(3)	Leased Equipment at cost

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

Depreciation expense related to the leased equipment was $4,626,975, $3,801,897 and $0 for the years ended December 31, 2007, 2006 and the period ended December 31, 2005, respectively.

Aggregate minimum future rentals receivable from all of the LLC’s non-cancelable leases consisted of the following at December 31, 2007:

Years Ending
December 31,
2008	$7,385,748
2009	$7,385,748
2010	$1,846,437

ICON Global Crossing, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2007 and 2006

(4)	Fair Value of Financial Instruments

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

(5)	Transactions with Related Parties

During the normal course of operations, the LLC’s Members’ will pay certain operating and general and administrative expenses on behalf of the LLC in proportion with their member interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(6)	Concentrations

For the years ended December 31, 2007, 2006, and the period ended December 31, 2005, the LLC had one lessee that accounted for 100% of total rental income.

(7)	Distributions

The LLC’s Members were paid distributions of $7,341,310 and $6,072,528 for the years ended December 31, 2007 and 2006, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Ten, LLC File No. 000-50654 (Registrant) by its Manager, ICON Capital Corp.

Dated: July 16, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Dated: July 16, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Director
(Co-Principal Executive Officer)

Dated: July 16, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Director
(Co-Principal Executive Officer)

Dated: July 16, 2008

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

11