Form 10-Q
period 2008-06-30
ICON INCOME FUND TEN LLC
filed 2008-08-08
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2008
or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer’’, ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [x]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [x]

Number of outstanding limited liability company shares of the registrant on July 31, 2008 is 148,261.

 PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets

	June 30,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$15,895,564	$4,448,826
Current portion of net investment in finance leases	1,462,924	1,491,424
Restricted cash	226,304	600,802
Interest rate swap contracts	-	39,703
Other current assets	89,012	269,423

Total current assets	17,673,804	6,850,178

Non-current assets
Net investment in finance leases, less current portion	11,670,117	12,085,323
Leased equipment at cost (less accumulated depreciation of
$52,431,603 and $58,125,917)	49,739,084	79,660,369
Equipment held for sale or lease, net	-	57,688
Note receivable on financing facility, net	4,252,390	4,087,568
Investments in joint ventures	17,795,741	18,691,374
Investments in unguaranteed residual values	780,547	1,071,031
Other non-current assets, net	238,132	405,217

Total non-current assets	84,476,011	116,058,570

Total Assets	$102,149,815	$122,908,748

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$12,655,070	$16,327,680
Revolving line of credit, recourse	-	5,000,000
Interest rate swap contracts	94,866	-
Due to Manager and affiliates	280,131	171,268
Accrued expenses and other current liabilities	166,595	334,133
Deferred revenue	16,642	32,985

Total current liabilities	13,213,304	21,866,066

Non-current liabilities
Non-recourse long-term debt, net of current portion	-	13,967,409

Total Liabilities	13,213,304	35,833,475

Minority Interest	2,550,119	2,970,200

Commitments and contingencies (Note 12)

Members' Equity
Manager	(444,566)	(482,044)
Additional Members	85,958,205	82,346,128
Accumulated other comprehensive income	872,753	2,240,989

Total Members' Equity	86,386,392	84,105,073

Total Liabilities and Members' Equity	$102,149,815	$122,908,748

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Rental income	$5,291,905	$7,109,323	$11,901,320	$14,547,609
Finance income	637,169	676,194	1,312,893	1,358,145
Income from investments in joint ventures	1,849,108	150,914	2,529,510	376,791
Net (loss) gain on sales of equipment and unguaranteed residual values	(26,001)	32,814	6,781,517	150,879
Net (loss) gain on foreign currency transactions	(7,431)	325,267	(8,889)	328,228
Interest and other income	147,966	67,422	249,106	154,148

Total revenue	7,892,716	8,361,934	22,765,457	16,915,800

Expenses:
Management fees - Manager	413,976	463,904	947,563	1,052,264
Administrative expense reimbursements - Manager	354,877	180,746	708,435	391,283
General and administrative	340,179	182,507	755,608	640,984
Interest	195,646	529,139	740,146	1,199,661
Depreciation and amortization	3,810,281	5,592,407	9,262,738	11,878,107

Total expenses	5,114,959	6,948,703	12,414,490	15,162,299

Income before minority interest	2,777,757	1,413,231	10,350,967	1,753,501

Minority interest	(65,811)	(93,023)	(160,281)	(157,026)

Net income	$2,711,946	$1,320,208	$10,190,686	$1,596,475

Net income allocable to:
Additional Members	$2,684,827	$1,307,006	$10,088,779	$1,580,510
Manager	27,119	13,202	101,907	15,965

	$2,711,946	$1,320,208	$10,190,686	$1,596,475

Weighted average number of additional
member shares outstanding	148,275	148,640	148,306	148,662

Net income per weighted average
additional member share outstanding	$18.11	$8.79	$68.03	$10.63

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Changes in Members' Equity

				Accumulated
				Other	Total
	Additional	Additional	Managing	Comprehensive	Members'
	Member Shares	Members	Member	Income (Loss)	Equity
Balance, December 31, 2007	148,379	$82,346,128	$(482,044)	$2,240,989	$84,105,073
Net income		7,403,953	74,787		7,478,740
Change in valuation of interest
rate swap contracts				(462,780)	(462,780)
Foreign exchange translation adjustments				(19,533)	(19,533)
Comprehensive income					6,996,427
Additional member shares redeemed	(100)	(83,697)			(83,697)
Cash distributions to members	-	(3,190,158)	(32,226)	-	(3,222,384)

Period ended, March 31, 2008 (unaudited)	148,279	$86,476,226	$(439,483)	$1,758,676	$87,795,419

Net income		2,684,827	27,119		2,711,946
Change in valuation of interest
rate swap contracts				345,608	345,608
Foreign exchange translation adjustments				(1,231,531)	(1,231,531)
Comprehensive income					1,826,023
Additional member shares redeemed	(18)	(14,826)			(14,826)
Cash distributions to members	-	(3,188,022)	(32,202)	-	(3,220,224)

Period ended, June 30, 2008 (unaudited)	148,261	$85,958,205	$(444,566)	$872,753	$86,386,392

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$10,190,686	$1,596,475
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(7,325,407)	(8,784,000)
Finance income	(1,312,893)	(1,358,145)
Income from investments in joint ventures	(2,529,510)	(376,791)
Net gain on sales of equipment and unguaranteed residual values	(6,781,517)	(150,879)
Depreciation and amortization	9,262,738	11,878,107
Interest expense on non-recourse financing paid directly
to lenders by lessees	697,897	1,199,661
Minority interest	160,281	157,026
Distributions to/from minority interest holders and joint ventures	608,400	259,676
Changes in operating assets and liabilities:
Collection of finance leases	1,721,640	1,903,147
Restricted cash	38,446	-
Other assets, net	159,445	2,643,362
Due to Manager and affiliates	108,863	(9,710)
Accrued expenses and other current liabilities	(188,801)	(233,501)
Deferred revenue	(33,970)	(247,566)

Net cash provided by operating activities	4,776,298	8,476,862

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	17,341,511	767,132
Investment in financing facility	(164,822)	-
Distributions received from joint ventures, in excess of profits	1,454,963	10,769,585

Net cash provided by investing activities	18,631,652	11,536,717

Cash flows from financing activities:
Repayment of revolving line of credit	(5,000,000)	-
Cash distributions to members	(6,442,608)	(6,457,488)
Additional member shares redeemed	(98,523)	(108,409)
Distributions to minority interest holders in joint ventures	(420,081)	(539,684)

Net cash used in financing activities	(11,961,212)	(7,105,581)

Effects of exchange rates on cash and cash equivalents	-	712

Net increase in cash and cash equivalents	11,446,738	12,908,710
Cash and cash equivalents, beginning of the period	4,448,826	5,685,688

Cash and cash equivalents, end of the period	$15,895,564	$18,594,398

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$7,325,407	$8,784,000
Transfer of leased equipment at cost to equipment held for
sale or lease, net	$-	$517,978

Transfer from investments in unguaranteed residual values to
leased equipment at cost	$1,935	$326,402

Transfer of non-recourse debt in connection with sale of subsidiary	$10,906,321	$-

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

The condensed consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The LLC was formed on January 2, 2003 as a Delaware limited liability company.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2023, unless terminated sooner.

The Manager of the LLC is a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

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
June 30, 2008
(unaudited)

(2)	Organization – continued

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

(3)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

Derivative Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the LLC’s financial statements beginning January 1, 2008.  The LLC adopted the provisions of SFAS No. 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

Additionally for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the LLC has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009. The Manager believes that the impact of partially adopting SFAS No. 157 effective January 1, 2008 is not material to the condensed consolidated financial statements.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and may not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The LLC’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:

Warrants	$-	$86,583	$-	$86,583

Liabilities:

Derivative Liabilities	$-	$94,866	$-	$94,866

(1) quoted prices in active markets for identical assets or liabilities
(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the derivatives liabilities were recorded in interest rate swap contracts.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The LLC has not elected to fair value any of its financial instruments under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS No. 160 on the LLC’s consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, the LLC will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(unaudited)	2007
Minimum rents receivable	$17,677,792	$19,718,864
Estimated residual values	2,200,649	2,202,744
Initial direct costs, net	119,582	140,650
Unearned income	(6,864,982)	(8,485,511)

Net investment in finance leases	13,133,041	13,576,747

Less: Current portion of net investment in finance leases	(1,462,924)	(1,491,424)

Net investment in finance leases, less current portion	$11,670,117	$12,085,323

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(unaudited)	2007
Container vessels	$70,987,238	$106,435,208
Digital mini-labs	8,863,740	8,863,740
Information technology equipment	156,518	324,147
Telecommunications systems	13,884,669	13,884,669
Manufacturing equipment	8,278,522	8,278,522

	102,170,687	137,786,286
Less: accumulated depreciation	(52,431,603)	(58,125,917)

	$49,739,084	$79,660,369

Depreciation expense was $9,231,887 and $11,064,332 for the six months ended June 30, 2008 and 2007, respectively. Depreciation expense was $3,795,011 and $5,318,811 for the three months ended June 30, 2008 and 2007, respectively.

On January 13, 2005, the LLC acquired, through a wholly-owned subsidiary, ICON Containership III, LLC (“ICON Containership III”), a 100% interest in a container vessel, the 1991 ZIM Italia (“ZIM Italia”) from ZIM Israel Navigation Co. Ltd. (“ZIM”) and simultaneously entered into a bareboat charter with ZIM for ZIM Italia. The charter was for a period of 60 months ending in December 2009 with a charterer option for two 12 month extension periods. The purchase price for ZIM Italia was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash and (ii) approximately $26,150,000 of non-recourse debt. In addition, bank fees, legal fees and other direct expenses of approximately $360,000 were also paid and capitalized as part of the acquisition cost of ZIM Italia. The non-recourse debt had a term of 60 months and bore interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year under the terms of the loan agreement. In connection with the closing of this transaction, the LLC entered into an interest rate swap with Fortis Bank NV/SA, New York Branch, in which the variable interest rate was swapped for a fixed interest rate of 3.85% plus 1.50% per year. The lender had a security interest in ZIM Italia and an assignment of the charter hire.

On March 31, 2008, the LLC sold its subsidiary, ICON Containership III, LLC (“ICON Containership III”) to an unrelated third party (“Purchaser”) for approximately $16,930,000. The purchase price for ICON Containership III was comprised of (i) a cash payment for ZIM Italia of approximately $27,500,000, (ii) cash value of restricted cash held by the lender of approximately $336,000, offset by (iii) the transfer of approximately $10,906,000 of non-recourse indebtedness, secured by an interest in ZIM Italia. The LLC’s obligations under the loan agreement were satisfied with the transfer of the non-recourse debt. The LLC realized a gain of approximately $6,741,000 as result of this sale.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(5)	Leased Equipment at cost – continued

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable operating leases, were as follows at June 30, 2008:

Year Ending
December 31,
For July 1 to December 31, 2008	$9,493,754
2009	11,392,676
2010	4,350,138
2011	1,038,582
2012	955,148

(6)	Investments in Joint Ventures

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(7)	Notes Receivable on Financing Facility

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility was to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The LLC was to receive principal payments starting in October 2008.  In the interim period, interest was paid on a quarterly basis using a range of rates from 6.20% to 6.74%.  In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock at an exercise price of $4.96. The fair value of these warrants was approximately $115,000 on the transaction date and has been reflected as a discount on the face amount of the notes receivable.

At June 30, 2008, the Manager determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $86,583.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $2.15, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 2.17%. The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

The financing facility is for a maximum amount of $93,500,000, of which the LLC has committed to invest up to $5,000,000.  At June 30, 2008, the LLC had loaned approximately $4,367,000.

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

For the six months ended June 30, 2007, the LLC remarketed certain of its investments in unguaranteed residual values with a cost basis of approximately $629,000. Of this amount, the LLC realized proceeds of approximately $381,000 on sales of its interest in unguaranteed residual values with a cost basis of approximately $303,000, resulting in a gain on sale of equipment and unguaranteed residual values of approximately $78,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $326,000, to equipment at cost, respectively. The lease terms expire at various dates through August 2009.

During the six months ended June 30, 2007, the LLC sold certain of its investments in unguaranteed residual values that were previously transferred to equipment at cost for approximately $75,000 with a net book value of approximately $23,000, resulting in a gain on the sale of equipment and unguaranteed residual values of approximately $52,000, respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(8)	Investments in Unguaranteed Residual Values – continued

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

Under the terms of the Purchase Agreement, Key Finance and the LLC will receive residual proceeds up to the “bottom residual value,” as defined in the remarketing agreement.  The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, once the portfolio’s return to the LLC has exceeded a certain threshold, any additional residual proceeds will be split equally between the LLC and Key Finance.

(9)	Non-Recourse Long-Term Debt

On June 24, 2004, ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), two wholly-owned subsidiaries, borrowed $52,300,000 in connection with the acquisition of the 1991 ZIM Korea (“ZIM Korea”) and the 1990 ZIM Canada (“ZIM Canada”). The non-recourse debt matures on June 24, 2009 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year. The non-recourse debt requires payments ranging from $372,000 to $483,000. The lender has a security interest in ZIM Korea and ZIM Canada and an assignment of the charter hire with ZIM. The LLC paid and capitalized approximately $523,000 in debt financing costs. At June 30, 2008 and December 31, 2007, the outstanding balance of the non-recourse debt obligations was $12,655,070 and $18,086,684, respectively.

Simultaneously with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into two interest rate swap contracts with Fortis Bank NV/SA, New York Branch, in order to fix the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk for interest rate fluctuation. The interest rate swap contracts, which were deemed effective as of June 24, 2004, fixed the interest rate at 5.37%. As of June 30, 2008, the LLC has recorded, through other comprehensive income, a cumulative increase in the fair value of the interest rate swaps of $79,446.

On January 13 2005, ICON Containership III borrowed $26,150,000 in connection with the acquisition of ZIM Italia. The non-recourse debt was set to mature on January 13, 2010 and accrued interest at LIBOR plus 1.50% per year. The non-recourse debt required payments ranging from $372,000 to $483,000. The lender had a security interest in ZIM Italia and an assignment of the charter hire with ZIM. The LLC paid and capitalized approximately $261,500 in debt financing costs. As part of the sale of ICON Containership III, discussed in Note 5, the LLC transferred the outstanding balance of the note payable at March 31, 2008 to the Purchaser.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into a interest rate swap contract with Fortis Bank NV/SA, New York Branch, in order to fix the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk for interest rate fluctuation. The interest rate swap contract, which was deemed effective as of January 13, 2005, fixed the interest rate at 5.35%. As of March 31, 2008, the LLC recorded through other comprehensive income a gain of $162,806 relating to this swap. As part of the sale of ICON Containership III, discussed in Note 5, the LLC transferred the interest swap contract to the Purchaser.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(9)	Non-recourse Long-Term Debt – continued

The aggregate maturities of non-recourse debt were as follows at June 30, 2008:

Year Ending
December 31,
For July 1 to December 31, 2008	$5,578,818
2009	7,076,252
$12,655,070

(10)	Revolving Line of Credit, Recourse

The LLC, along with ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Eleven and Fund Twelve (entities sponsored and organized by the Manager) (collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at June 30, 2008 was 5%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at June 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at June 30, 2008, all of which was borrowed by Fund Eight B.

(11)	Transactions with Related Parties

The Manager performs certain services relating to the management of the LLC’s equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(11)	Transactions with Related Parties - continued

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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.  The LLC paid distributions to the Manager of $64,428 for the six months ended June 30, 2008. The Manager’s interest in the LLC’s net income for the three months ended June 30, 2008 and 2007 was $27,119 and $13,202, respectively. The Manager’s interest in the LLC’s net income for the six months ended June 30, 2008 and 2007 was $101,907 and $15,965, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Management fees (a)	$413,976	$463,904	$947,563	$1,052,264
Administrative expense reimbursements (a)	354,877	180,746	708,435	391,283

Total fees paid or accrued to the Manager or its affiliates	$768,853	$644,650	$1,655,998	$1,443,547

(a) Charged directly to operations.

The LLC had a payable of $280,131 due to the Manager and affiliates at June 30, 2008. The payable was comprised of $254,567 due to the Manager relating to administrative expense reimbursements and $25,564 owed to an affiliate for sales proceeds.

(12)	Commitments and Contingencies and Off Balance Sheet Risk

On September 28, 2007 and December 10, 2007, the LLC completed the acquisitions of and simultaneously leased back substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”) and MW Monroe, Inc. (“Monroe”), both wholly-owned subsidiaries of MW Universal, Inc. (“MWU”).  Simultaneously with the closing of the transactions with Texas Die and Monroe, Fund Eleven and Fund Twelve (together with the LLC, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at June 30, 2008 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(13)	Subsequent Events

On July 27, 2008, Solyndra repaid in full the outstanding note receivable and the entire facility was terminated. The LLC received approximately $4,437,000 in connection with the repayment, which consisted of principal and interest receivable as of such date. As a result of the repayment, the LLC will record an insignificant gain in the third quarter of 2008. The repayment does not affect the warrants held by the LLC, and the LLC retains its rights thereunder.

On July 1, 2008, the LLC, through ICON Containerships I and ICON Containership II, extended the bareboat charter for ZIM Korea and ZIM Canada. The bareboat charter for ZIM Korea and ZIM Canada were set to expire in June 2009, but will now expire on June 30, 2014.

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

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily engage in the business of purchasing equipment and leasing it to third-party end users, or equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

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

At June 30, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates, consisted primarily of the following equipment subject to lease:

Shipping:

•
We own two container vessels on bareboat charter to ZIM Israel Navigation Co. Ltd. ("ZIM") the 1991 ZIM Korea (“ZIM Korea”) and the 1990 ZIM Canada (“ZIM Canada”). The ZIM Korea and the ZIM Canada have bareboat charters that originally expired during June 2009. On July 1, 2008, we extended the bareboat charters for ZIM Canada and ZIM Korea until June 30, 2014.

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

•
We own 101 Noritsu QSS-3011 digital mini-labs on lease to the Rite Aid Corporation (“Rite Aid”). The leases expire at various times from November 2007 to September 2008. As of June 30, 2008, the leases with base terms that expired in November and December 2007 continue to be extended on a month-to-month basis. Our Manager anticipates all of the digital mini-labs subject to lease with Rite Aid, will be returned by December 2008.

•
We have a 30.6% interest in ICON Global Crossing, LLC, which purchased telecommunications equipment from various vendors, which was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on March 31, 2010.

•
We have a 72.3% interest in ICON Global Crossing II, LLC, which purchased telecommunications equipment from various vendors, which was then leased to Global Crossing and Global Crossing North American Networks, Inc. (“Global Crossing Group”). The lease expires on October 31, 2010.

•
We have a 45% interest in ICON Global Crossing V, LLC (“ICON Global Crossing V”), which purchased telecommunications equipment from various vendors, which was then leased to Global Crossing. The lease expires on December 31, 2010.

Financing facility:

•
On August 13, 2007, we completed a participation investment in an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels for the building of a new production facility.  The financing facility was to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two-fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Included as part of the consideration in the acquisition were warrants to purchase 40,290 shares of Solyndra common stock at an exercise price of $4.96.  The warrants are set to expire on April 6, 2014. On July 27, 2008, Solyndra repaid in full the outstanding note receivable and the entire facility was terminated. We received approximately $4,437,000 in connection with the repayment, which consisted of principal and interest receivable as of such date. As a result of the repayment, we will record an insignificant gain in the third quarter of 2008. The repayment does not affect the warrants held by us, and we retained its rights thereunder.

Manufacturing Equipment:

•	We own automotive steering column production and assembly equipment on lease to Anchor Tool & Die Co. The equipment is subject to a 36 month lease which expires on September 30, 2009.

•
We own substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”) and MW Monroe Plastics, Inc. (“Monroe”), both of which are wholly-owned subsidiaries of MW Universal, Inc. The Texas Die and Monroe leases expire on December 31, 2012.

Other Equipment:

•
We own refrigeration equipment on lease to P.W. Supermarkets, Inc (“PW Supermarkets”). The equipment is subject to a 36 month lease which was set to expire during July 2007. During July 2007, PW Supermarkets extended the lease until July 2008. On July 31, 2008, PW Supermarkets was transferred title to the refrigeration equipment.

•
We have a 100% interest in ICON Premier LLC (“ICON Premier”), which purchased hospital bedside entertainment and communication terminals that are on lease with Premier Telecom Contracts Limited. The equipment was installed in various hospitals located throughout the United Kingdom. The lease expires on December 31, 2012.

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

Shipping

On January 13, 2005, we acquired, through a wholly-owned subsidiary, ICON Containership III, LLC (“ICON Containership III”), a 100% interest in a container vessel, the 1991 ZIM Italia (“ZIM Italia”) from ZIM Israel Navigation Co. Ltd. (“ZIM”) and simultaneously entered into a bareboat charter with ZIM for ZIM Italia. The charter was for a 60 month period ending in December 2009 with a charterer option for two 12 month extension periods. The purchase price for ZIM Italia was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash and (ii) approximately $26,150,000 of non-recourse debt. In addition, bank fees, legal fees and other direct expenses of approximately $360,000 were also paid and capitalized as part of the acquisition cost of ZIM Italia. The non-recourse debt had a 60 month term and bore interest at the London Interbank Offered Rate plus 1.50% per year under the terms of the loan agreement. In connection with the closing of this transaction, the LLC entered into an interest rate swap with Fortis Bank NV/SA, New York Branch, in which the variable interest rate was swapped for a fixed interest rate of 3.85% plus 1.50% per year. The lender had a security interest in ZIM Italia and an assignment of the charter hire.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings, as we did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our Manager is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, we will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

Results of Operations for the Three Months Ended June 30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	2008	2007	Change
Rental income	$5,291,905	$7,109,323	$(1,817,418)
Finance income	637,169	676,194	(39,025)
Income from investments in joint ventures	1,849,108	150,914	1,698,194
Net (loss) gain on sales of equipment and unguaranteed residual values	(26,001)	32,814	(58,815)
Net (loss) gain on foreign currency transactions	(7,431)	325,267	(332,698)
Interest and other income	147,966	67,422	80,544

Total revenue	$7,892,716	$8,361,934	$(469,218)

Total revenue for the 2008 Quarter decreased $469,218, or 5.6%, as compared to the 2007 Quarter. This decrease  in revenue was primarily attributable to a decrease in rental income, partly offset by an increase in income from investments in joint ventures. The decrease in rental income primarily related to the sale of our subsidiary, ICON Containership III, during March 2008, which accounted for $1,464,000 of the decrease in rental income. The increase in income from investments in joint ventures related to (a) a gain of approximately $1,232,000 during the 2008 Quarter from recognition of foreign currency translation, and (b) investments during July and December 2007 in ICON Mayon and ICON Global Crossing V, respectively, which accounted for an increase in income from investments in joint ventures of approximately $436,000.

Expenses for the 2008 Quarter and 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	2008	2007	Change
Management fees - Manager	$413,976	$463,904	$(49,928)
Administrative expense reimbursements - Manager	354,877	180,746	174,131
General and administrative	340,179	182,507	157,672
Interest	195,646	529,139	(333,493)
Depreciation and amortization	3,810,281	5,592,407	(1,782,126)

Total expenses	$5,114,959	$6,948,703	$(1,833,744)

Total expenses for the 2008 Quarter decreased $1,833,744, or 26.4%, as compared to the 2007 Quarter. The decrease was primarily due to lower depreciation and amortization expense and interest expense, partly offset by an increase in administrative expense reimbursements – Manager and general and administrative expense. The decrease in depreciation and amortization expense was caused by the sale of our subsidiary, ICON Containership III, during March 2008, the sale of the equipment on lease to CompUSA, Inc. (“CompUSA”) during December 2007 and the amortization of the prepaid service fees that were written off in December 2007, partially offset by our acquisitions of equipment on lease to Texas Die and Monroe during September and December 2007, respectively. The decrease in interest expense related to the sale of our subsidiary, ICON Containership III, during March 2008. The overall increase in administrative expense reimbursements – Manager related to increased number of leases being remarketed by our Manager during the 2008 Quarter as compared to the 2007 Quarter. The overall increase in general and administrative expense related to an increase in professional fees during the 2008 Quarter as compared to the 2007 Quarter.

Net Income

As a result of the foregoing factors, the net income for the 2008 and 2007 Quarter was $2,711,946 and $1,320,208, respectively. The net income per weighted average number of additional member share outstanding for the 2008 and 2007 Quarter was $18.11 and $8.79, respectively.

Results of Operations for the Six Months Ended June 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and 2007 Period are summarized as follows:

	Six Months Ended June 30,
	2008	2007	Change
Rental income	$11,901,320	$14,547,609	$(2,646,289)
Finance income	1,312,893	1,358,145	(45,252)
Income from investments in joint ventures	2,529,510	376,791	2,152,719
Net gain on sales of equipment and unguaranteed residual values	6,781,517	150,879	6,630,638
Net (loss) gain on foreign currency transactions	(8,889)	328,228	(337,117)
Interest and other income	249,106	154,148	94,958

Total revenue	$22,765,457	$16,915,800	$5,849,657

Total revenue for the 2008 Period increased $5,849,657, or 34.6%, as compared to the 2007 Period. This increase was primarily attributable to an increase in net gain on sales of equipment and unguaranteed residual values, income from investments in joint ventures, partly offset by a decrease in rental income. During the 2008 Period, we sold our subsidiary, ICON Containership III, that resulted in a gain on sale of $6,740,575. The decrease in rental income related to the sale of our subsidiary, ICON Containership III, during March 2008, which accounted for $1,464,000 of the decrease in rental income. The increase in income from investments in joint ventures related to (a) investments during July and December 2007 in ICON Mayon and ICON Global Crossing V, respectively, which accounted for an increase in income from investments in joint ventures of approximately $928,000, and (b) a gain of approximately $1,232,000 during the 2008 Period from recognition of foreign currency translation.

Expenses for the 2008 Period and 2007 Period are summarized as follows:

	Six Months Ended June 30,
	2008	2007	Change
Management fees - Manager	$947,563	$1,052,264	$(104,701)
Administrative expense reimbursements - Manager	708,435	391,283	317,152
General and administrative	755,608	640,984	114,624
Interest	740,146	1,199,661	(459,515)
Depreciation and amortization	9,262,738	11,878,107	(2,615,369)

Total expenses	$12,414,490	$15,162,299	$(2,747,809)

Total expenses for the 2008 Period decreased $2,747,809, or 18.1%, as compared to the 2007 Period. The decrease was primarily due to lower depreciation and amortization and interest expense that were partly offset by an increase in administrative expense reimbursements – Manager. The decrease in depreciation and amortization expense was caused by the sale of our subsidiary, ICON Containership III, during March 2008, the sale of the equipment on lease to CompUSA, Inc. during December 2007 and the amortization of the prepaid service fees that were completely written off in December 2007, partially offset by our acquisitions of equipment on lease to Texas Die and Monroe during September and December 2007, respectively. The decrease in interest expense related to the sale of our subsidiary, ICON Containership III, during March 2008 which had outstanding non-recourse long-term debt. The overall increase in administrative expense reimbursements – Manager related to increased number of leases being remarketed by our Manager during the 2008 Period as compared to the 2007 Period.

Net Income

As a result of the foregoing factors, the net income for the 2008 Period and 2007 Period were $10,190,686 and $1,596,475, respectively.  The net income per weighted average number of additional member share for the 2008 Period and 2007 Period were $68.03 and $10.63, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased $20,758,933 from $122,908,748 to $102,149,815. The decrease primarily related to approximately $9,231,887 of depreciation expense recognized during the 2008 Period and the sale of ICON Containership III.

Current Assets

 Current assets increased $10,823,626 from $6,850,178 to $17,673,804. The increase was due to a higher cash position primarily from the sale of ICON Containership III.

Total Liabilities

 Total liabilities decreased $22,620,171 from $35,833,475 to $13,213,304. The decrease primarily related to six months of repayments of our non-recourse debt of approximately $6,700,000. In addition, we transferred our remaining non-recourse debt at March 31, 2008 on ZIM Italia of approximately $10,906,000 as part of the sale of ICON Containership III.

Current Liabilities

 Current liabilities decreased $8,652,762 from $21,866,066 to $13,213,304, primarily from the $5,000,000 repayment on our revolving line of credit as well as the continued repayment of our non-recourse debt discussed above.

Members’ Equity

Members’ Equity increased $2,281,319 from $84,105,073 to $86,386,392. The increase was primarily from the 2008 Period net income of $10,190,686, partly offset by distributions to our members of $6,442,608.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $15,895,564 and $4,448,826, respectively. During our offering period, our main source of cash was from financing activities and during our operating period, our main source of cash has been from operating and investing activities, which we expect to continue through the entire operating period. We expect that our operating and investing activities will generate sufficient cash flows to meet our short and long term liquidity requirements, including distributions to our members, management fees, and administrative expense reimbursements – Manager.

The majority of our investments will be the purchase of equipment that will be subject to lease.  From this type of investment, we will be legally entitled to receive rental payments from leasing the equipment and, as owner of the equipment, may sell or re-lease it at lease expiration.  We will purchase equipment subject to lease either directly or through subsidiary entities.  We may, in some cases, jointly purchase equipment with other businesses our Manager sponsors and manages or with unaffiliated third parties.  In such cases, we may co-own a joint venture with other parties.

We will continue to seek to acquire a portfolio of equipment leases that is comprised of both (a) transactions that provide current cash flow in the form of rental payments made directly to us, and (b) transactions where the cash flow in the form of rental payments has been pledged or assigned, in whole or in part, to a lender. We refer to current cash flow leases which we acquire for cash as “income leases”.  We call leases where a substantial portion of the cash flow (and perhaps a portion of the expected residual value of the equipment) has been pledged or assigned to a lender as “growth leases” (also known within the equipment leasing industry as leveraged leases). We expect that most of the indebtedness that we incur to pay a portion of the purchase price for growth leases will be non-recourse to our other assets, meaning that in the event the lender is not paid, our other assets would not be at risk as a source of payment; only the particular item or items of financed equipment would be at risk.

Operating Activities

      Sources of cash

Sources of cash from operating activities decreased $3,700,564 from $8,476,862 in the 2007 Period to $4,776,298 in the 2008 Period. The decrease primarily related to the expiration of our lease with GEICO in March 2007, the sale of our lease with CompUSA in December 2007 and the collection of VAT tax receivable during the 2007 Period, which accounted for the decrease in operating sources of approximately $3,814,000.

Investing Activities

      Sources of cash

Sources of cash from investing activities increased $7,094,935 from $11,536,717 in the 2007 Period to $18,631,652 in the 2008 Period. The increase related to approximately $16,574,000 of additional proceeds collected during the 2008 Period as compared to the 2007 period from the sales of equipment and unguaranteed residual values, primarily the sale of ICON Containership III. This increase was partly offset by a decline in distributions received from joint ventures of approximately $9,315,000.

Financing Activities

Uses of cash

Our uses of cash from financing activities increased $4,855,631 from $7,105,581 in the 2007 Period to $11,961,212 in the 2008 Period. The increase primarily related to a repayment of our revolving line of credit balance.

Financings and Borrowings

Revolving Line of Credit, Recourse

We, along with ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (entities sponsored and organized by our Manager)  (collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at June 30, 2008 was 5%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at June 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at June 30, 2008, all of which was borrowed by Fund Eight B.

Distributions

We pay monthly distributions to our members starting with the first month after the additional members’ admission and will continue to pay such distributions until the termination of the operating period.  We paid distributions to our additional members and to our Manager of $6,378,180 and $64,428, respectively, for the 2008 Period.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At June 30, 2008 and December 31, 2007, we had non-recourse long-term debt obligations. The lender has security interests in the equipment relating to the non-recourse long-term debt instruments and assignments of the rental payments under the leases associated with the equipment. In such cases, the lender is being paid directly by the lessees.  If the lessees were to default on the non-recourse long-term debt the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  At June 30, 2008 and December 31, 2007, our outstanding non-recourse long-term obligations were $12,655,070 and $30,295,089, respectively.  We are a party to the Facility, as discussed in the financing and borrowings section above. We had no borrowings outstanding under the Facility at June 30, 2008.

On September 28, 2007 and December 10, 2007, we completed the acquisition of, and simultaneously leased back, substantially all of the machining and metal working equipment of Texas Die and Monroe, two wholly-owned subsidiaries of MWU. Simultaneously with the closing of the transaction with Texas Die and Monroe, Fund Eleven and Fund Twelve (together with us, the “Participating Funds”) completed similar acquisitions with four and three other subsidiaries, respectively, of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of the credit support agreement matches that of each lease agreement.  No amounts were accrued at June 30, 2008 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 18 additional member shares during the 2008 Quarter. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement.  Redeemed additional member shares have no voting rights and do not share in distributions.  The LLC agreement limits the number of additional member shares which can be redeemed in any one year and redeemed additional member shares may not be reissued. The following table details our additional member redemptions:

	Total Number
	of Additional	Price Paid Per
	Member Shares Redeemed	Additional Member Shares
April 1, 2008 through April 30, 2008	3	$867.28
May 1, 2008 through May 31, 2008	15	$814.94
June 1, 2008 through June 30, 2008	-	$-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2008 Quarter.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Formation of ICON Income Fund Ten, LLC (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on January 2, 2003 (File No. 333-103503)).

4.1
ICON Income Fund Ten, LLC Amended and Restated Operating Agreement (Incorporated by reference to Exhibit A to Pre-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the SEC on May 15, 2003 (File No. 333-103503)).

10.1
Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2005).

10.2
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

10.3
Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated May 19, 2008).

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

File Number 000-50654
ICON Capital Corp.
Manager of the Registrant

August 8, 2008

/s/ Mark Gatto___
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 8, 2008

/s/ Michael A. Reisner___
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 8, 2008

/s/ Anthony J. Branca__
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

27