Form 10-Q
period 2008-09-30
ICON INCOME FUND TEN LLC
filed 2008-11-13
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2008
or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on October 31, 2008 is 148,231.

 PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets

	September 30,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$19,239,880	$4,448,826
Current portion of net investment in finance leases	1,988,685	1,491,424
Equipment held for sale or lease, net	324,000	57,688
Restricted cash	242,453	600,802
Interest rate swap contracts	-	39,703
Other current assets	148,972	269,423

Total current assets	21,943,990	6,907,866

Non-current assets
Net investment in finance leases, less current portion	10,170,847	12,085,323
Leased equipment at cost (less accumulated depreciation of
$47,086,376 and $58,125,917, respectively)	47,326,573	79,660,369
Note receivable on financing facility, net	-	4,087,568
Investments in joint ventures	17,364,021	18,691,374
Investments in unguaranteed residual values	769,372	1,071,031
Other non-current assets, net	202,127	405,217

Total non-current assets	75,832,940	116,000,882

Total Assets	$97,776,930	$122,908,748

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$9,884,308	$16,327,680
Revolving line of credit, recourse	-	5,000,000
Interest rate swap contracts	32,461	-
Deferred revenue	38,246	32,985
Due to Manager and affiliates	257,985	171,268
Accrued expenses and other current liabilities	197,502	334,133

Total current liabilities	10,410,502	21,866,066

Non-current liabilities
Non-recourse long-term debt, net of current portion	-	13,967,409

Total Liabilities	10,410,502	35,833,475

Minority Interest	2,354,847	2,970,200

Commitments and contingencies (Note 12)

Members' Equity
Manager	(446,603)	(482,044)
Additional Members	85,731,772	82,346,128
Accumulated other comprehensive (loss) income	(273,588)	2,240,989

Total Members' Equity	85,011,581	84,105,073

Total Liabilities and Members' Equity	$97,776,930	$122,908,748

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Rental income	$4,242,949	$6,953,185	$16,144,269	$21,500,794
Finance income	553,841	710,283	1,866,734	2,068,428
Income from investments in joint ventures	654,336	390,020	3,183,846	766,811
Net gain on sales of equipment and unguaranteed residual values	34,615	116,975	6,816,132	267,854
Net (loss) gain on foreign currency transactions	(19,012)	386,591	(27,901)	714,819
Interest and other income	266,731	182,881	515,837	337,029

Total revenue	5,733,460	8,739,935	28,498,917	25,655,735

Expenses:
Management fees - Manager	337,033	500,527	1,284,596	1,552,791
Administrative expense reimbursements - Manager	342,806	237,360	1,051,241	628,643
General and administrative	94,447	166,676	850,055	807,660
Interest	204,296	540,300	944,442	1,746,260
Depreciation and amortization	1,655,714	5,238,070	10,918,452	17,109,878

Total expenses	2,634,296	6,682,933	15,048,786	21,845,232

Income before minority interest	3,099,164	2,057,002	13,450,131	3,810,503

Minority interest	(83,038)	(78,171)	(243,319)	(235,197)

Net income	$3,016,126	$1,978,831	$13,206,812	$3,575,306

Net income allocable to:
Additional Members	$2,985,965	$1,959,043	$13,074,744	$3,539,553
Manager	30,161	19,788	132,068	35,753

	$3,016,126	$1,978,831	$13,206,812	$3,575,306

Weighted average number of additional
member shares outstanding	148,256	148,550	148,289	148,624

Net income per weighted average
additional member share outstanding	$20.14	$13.19	$88.17	$23.82

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Changes in Members' Equity

				Accumulated
				Other	Total
	Additional	Additional	Managing	Comprehensive	Members'
	Member Shares	Members	Member	Income (Loss)	Equity
Balance, December 31, 2007	148,379	$82,346,128	$(482,044)	$2,240,989	$84,105,073
Net income		7,403,953	74,787		7,478,740
Change in valuation of interest
rate swap contracts				(462,780)	(462,780)
Currency translation adjustments				(19,533)	(19,533)
Comprehensive income					6,996,427
Additional member shares redeemed	(100)	(83,697)			(83,697)
Cash distributions to members	-	(3,190,158)	(32,226)	-	(3,222,384)

Period ended March 31, 2008 (unaudited)	148,279	$86,476,226	$(439,483)	$1,758,676	$87,795,419

Net income		2,684,827	27,119		2,711,946
Change in valuation of interest
rate swap contracts				345,608	345,608
Currency translation adjustments				(1,231,531)	(1,231,531)
Comprehensive income					1,826,023
Additional member shares redeemed	(18)	(14,826)			(14,826)
Cash distributions to members	-	(3,188,022)	(32,202)	-	(3,220,224)

Period ended June 30, 2008 (unaudited)	148,261	$85,958,205	$(444,566)	$872,753	$86,386,392

Net income		2,985,965	30,161		3,016,126
Change in valuation of interest
rate swap contracts				106,586	106,586
Currency translation adjustments				(1,252,927)	(1,252,927)
Comprehensive income					1,869,785
Additional member shares redeemed	(30)	(24,778)			(24,778)
Cash distributions to members	-	(3,187,620)	(32,198)	-	(3,219,818)

Period ended September 30, 2008 (unaudited)	148,231	85,731,772	$(446,603)	$(273,588)	$85,011,581

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$13,206,812	$3,575,306
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(9,521,447)	(13,176,000)
Finance income	(1,866,734)	(2,068,428)
Income from investments in joint ventures	(3,183,846)	(766,811)
Net gain on sales of equipment and unguaranteed residual values	(6,816,132)	(267,854)
Depreciation and amortization	10,918,452	17,109,878
Interest expense on non-recourse financing paid directly
to lenders by lessees	738,500	1,620,133
Interest expense from amortization of debt financing costs	95,045	117,666
Minority interest	243,319	235,197
Changes in operating assets and liabilities:
Collection of finance leases	2,046,262	2,916,631
Interest rate swap contracts	-	13,012
Restricted cash	22,297	-
Other assets, net	(8,917)	2,676,688
Deferred revenue	(12,366)	(290,719)
Due to Manager and affiliates, net	86,717	91,958
Accrued expenses and other current liabilities	(178,294)	(146,083)
Distributions to/from minority interest and joint ventures	901,726	483,933

Net cash provided by operating activities	6,671,394	12,124,507

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	17,832,275	1,272,665
Purchase of equipment	-	(2,000,665)
Investment in financing facility	(164,822)	(3,325,507)
Repayment of financing facility	4,367,055	-
Investments in joint ventures	-	(7,933,833)
Distributions received from joint ventures, in excess of profits	2,193,314	11,033,375

Net cash provided by (used in) investing activities	24,227,822	(953,965)

Cash flows from financing activities:
Repayment of revolving line of credit	(5,000,000)	-
Repayments of non-recourse long-term debt	(707,082)	-
Cash distributions to members	(9,662,426)	(9,684,125)
Additional member shares redeemed	(123,301)	(235,341)
Distributions to minority interest holders in joint ventures	(615,353)	(769,309)

Net cash used in financing activities	(16,108,162)	(10,688,775)

Net increase in cash and cash equivalents	14,791,054	481,767
Cash and cash equivalents, beginning of the period	4,448,826	5,635,489

Cash and cash equivalents, end of the period	$19,239,880	$6,117,256

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$9,521,447	$13,176,000
Transfer of leased equipment at cost to equipment held for
sale or lease, net	$324,000	$639,495
Transfer from investments in unguaranteed residual values to
leased equipment at cost	$1,935	$398,239
Transfer of non-recourse long-term debt in connection with sale of subsidiary	$10,906,321	$-

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Ten, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2007. The results for the interim period are not necessarily indicative of the results for the full year.

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

The Manager of the LLC is a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s operating agreement.  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(2)	Organization – continued

The LLC invested most of the net proceeds from its offering in equipment leases, financing transactions, and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments will be made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves or distributions to members. The investment in additional equipment leases and financing transactions in this manner is called "reinvestment." The LLC currently anticipates investing in equipment leases, financing transactions, and residual ownership rights in leased equipment from time to time until April 2010, unless that date is extended, at the Manager’s sole discretion, for up to an additional three years.  After the operating period, the LLC will sell its assets in the ordinary course of business, a time frame called the "liquidation period."

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.   SFAS No. 157 and FSP 157-2 are effective for the LLC’s financial statements beginning January 1, 2008.  The LLC adopted the provisions of SFAS No. 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value.

Additionally, for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the LLC has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009.  The Manager believes that the impact of partially adopting SFAS No. 157 effective January 1, 2008 is not material to the condensed consolidated financial statements.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and can not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Manager’s assessment, on the LLC’s behalf, of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:

Warrants	$-	$80,931	$-	$80,931

Liabilities:

Derivative Liabilities	$-	$32,461	$-	$32,461

(1) quoted prices in active markets for identical assets or liabilities
(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the derivative liabilities were recorded in interest rate swap contracts.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS No. 160 on the LLC’s condensed consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, the LLC will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(unaudited)	2007
Minimum rents receivable	$15,779,299	$19,718,864
Estimated residual values	2,004,450	2,202,744
Initial direct costs, net	99,674	140,650
Unearned income	(5,723,891)	(8,485,511)

Net investment in finance leases	12,159,532	13,576,747

Less: Current portion of net investment in finance leases	1,988,685	1,491,424

Net investment in finance leases, less current portion	$10,170,847	$12,085,323

During July 2004, the LLC purchased refrigeration equipment that was on lease to PW Supermarkets, Inc. (“PW Supermarkets”).  The equipment was subject to a 36 month lease, which was set to expire in July 2007.  During July 2007, PW Supermarkets extended the lease for an additional 12 months.  On July 31, 2008, concurrent with the expiration of the lease extension, PW Supermarkets was transferred title to the refrigeration equipment.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(unaudited)	2007
Marine vessels	$70,987,238	$106,435,208
Telecommunications equipment	13,884,669	13,884,669
Manufacturing equipment	8,278,522	8,278,522
Digital mini-labs	1,192,900	8,863,740
Information technology equipment	69,620	324,147

	94,412,949	137,786,286
Less: Accumulated depreciation	(47,086,376)	(58,125,917)

	$47,326,573	$79,660,369

Depreciation expense was $1,643,537 and $5,182,176 for the three months ended September 30, 2008 and 2007, respectively.  Depreciation expense was $10,875,424 and $16,242,758 for the nine months ended September 30, 2008 and 2007, respectively.

Marine Vessels

On June 24, 2004, the LLC, through two wholly-owned subsidiaries, ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), acquired a 100% interest in two container vessels, the 1990 ZIM Canada (“ZIM Canada”) and the 1991 ZIM Korea (“ZIM Korea”), from ZIM Israel Navigation Co. Ltd. (“ZIM”). The LLC simultaneously entered into bareboat charters with ZIM for ZIM Korea and ZIM Canada. The charters are for a five year period ending in June 2009 with a charterer option for two one-year extension periods. The purchase price of ZIM Canada and ZIM Korea was approximately $70,700,000 in the aggregate, comprised of (i) approximately $18,400,000 in cash and (ii) approximately $52,300,000 of non-recourse long-term debt. In addition, the LLC paid approximately $810,000 in transaction-related costs. The non-recourse long-term debt had a term of 60 months and bore interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year under the terms of the loan agreement.  In connection with the closing of this transaction, the LLC entered into an interest rate swap contract with Fortis Bank NV/SA, New York Branch (“Fortis”) in which the variable interest rate was swapped for a fixed interest rate of 3.87% plus 1.50% per year. The lender has a security interest in ZIM Canada and ZIM Korea and an assignment of the charter hire.

On July 1, 2008, the LLC, through ICON Containership I and ICON Containership II, extended the bareboat charters for ZIM Canada and ZIM Korea. The bareboat charters for ZIM Canada and ZIM Korea, originally set to expire in June 2009, will now expire on June 30, 2014.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

On January 13, 2005, the LLC, through a wholly-owned subsidiary, ICON Containership III, LLC (“ICON Containership III”), acquired a 100% interest in a container vessel, the 1991 ZIM Italia (“ZIM Italia”), from ZIM and simultaneously entered into a bareboat charter with ZIM for ZIM Italia. The charter was for a period of 60 months ending in December 2009 with a charterer option for two 12 month extension periods. The purchase price for ZIM Italia was approximately $35,350,000, comprised of (i) approximately $9,200,000 in cash and (ii) approximately $26,150,000 of non-recourse long-term debt. In addition, the LLC paid approximately $360,000 in transaction-related costs. The non-recourse long-term debt had a term of 60 months and bore interest at LIBOR plus 1.50% per year under the terms of the loan agreement. In connection with the closing of this transaction, the LLC entered into an interest rate swap contract with Fortis in which the variable interest rate was swapped for a fixed interest rate of 3.85% plus 1.50% per year. The lender had a security interest in ZIM Italia and an assignment of the charter hire.

On March 31, 2008, the LLC sold its subsidiary, ICON Containership III, to an unrelated third party (the “Purchaser”) for net proceeds of approximately $16,930,000, which was comprised of (i) a cash payment of approximately $27,500,000, (ii) cash value of restricted cash held by the lender of approximately $336,000, offset by (iii) the transfer of approximately $10,906,000 of non-recourse long-term debt secured by an interest in ZIM Italia.  The LLC’s obligations under the loan agreement were satisfied with the transfer of the non-recourse long-term debt. The LLC recognized a gain on the sale of approximately $6,741,000.

Manufacturing Equipment

On September 28, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $2,000,000.  The base lease term commenced on October 1, 2007 and continues for a period of 60 months.

On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Monroe, Inc. (“Monroe”), a wholly-owned subsidiary of MWU, for a purchase price of $2,000,000.  The base lease term commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transaction with Texas Die and Monroe, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), entities also managed by the Manager (together, with the LLC, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of the Manager, entered into a Forbearance Agreement with MWU, Texas Die, Monroe and seven other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with the LLC.  The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 shares of capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008.  As of September 30, 2008, the LLC’s current proportionate share is 7.4%.

Digital Mini-Labs

During December 2004, the LLC acquired 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation (“Rite Aid”).  The leases expired at various times from November 2007 to September 2008.  During August and September 2008, Rite Aid returned 88 digital mini-labs it previously had on lease.  Of this equipment, the LLC sold 48 digital mini-labs for $453,000 and recognized a gain on sale of equipment of $21,000.  The LLC reclassified the net book value of the remaining equipment returned by Rite Aid of $324,000 to equipment held for sale or lease, net.  As of September 30, 2008, Rite Aid continues to lease 13 digital mini-labs on a month-to-month basis.

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable operating leases over the next five years consisted of the following at September 30, 2008:

Years Ending December 31,
For October 1 to December 31, 2008	$3,757,106
2009	$14,505,224
2010	$13,062,686
2011	$9,751,130
2012	$9,691,566
Thereafter	$13,033,020

(6)	Note Receivable on Financing Facility, net

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The LLC was to receive principal payments starting in October 2008.  In the interim period, interest was paid on a quarterly basis using a range of rates from 6.20% to 6.74%.  In connection with the transaction, the LLC received warrants for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The fair value of these warrants was approximately $115,000 on the transaction date and was reflected as a discount on the face amount of the note receivable.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(6)	Note Receivable on Financing Facility, net - continued

At September 30, 2008, the Manager determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $80,931.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $2.01, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 2.16%.  The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

The financing facility was for a maximum amount of $93,500,000, of which the LLC committed to invest up to $5,000,000. At June 30, 2008, the LLC had loaned approximately $4,367,000.

On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  The LLC received approximately $4,437,000 from the repayment, which consisted of principal and interest receivable as of such date.  As a result of the repayment, the LLC recognized a net gain of $112,636.  The repayment does not affect the warrants held by the LLC and the LLC retains its rights thereunder.

(7)	Investments in Joint Ventures

ICON AeroTV, LLC

On December 22, 2005, the LLC, along with Fund Eleven, formed ICON AeroTV, LLC (“ICON AeroTV”) and each contributed approximately $2,776,000 for a 50% interest.  ICON AeroTV’s sole purpose was to own equipment leased to AeroTV Ltd (“AeroTV”).  In February 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV.   Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom.  In February 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement.  Shortly thereafter, certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud.  ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside.  On April 17, 2008, the judgment was reinstated. At this time, it is not possible to determine ICON AeroTV’s ability to collect the judgment.

ICON EAM, LLC

The LLC had a 50% interest in ICON EAM, LLC (“ICON EAM”), a joint venture with Fund Eleven, whose sole purpose was to lease gas meters and accompanying data gathering equipment to EAM Assets Ltd. (“EAM”).  All amounts funded by ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest-bearing escrow account controlled by ICON EAM's legal counsel.  In May 2007, ICON EAM’s initial investment and all accrued interest of approximately $13,695,000 were returned to the LLC and Fund Eleven, of which the LLC’s share was approximately $6,848,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(7)	Investments in Joint Ventures - continued

ICON Mayon, LLC

On July 24, 2007, the LLC and Fund Twelve formed ICON Mayon, LLC (“ICON Mayon”), with interests of 49% and 51%, respectively.  ICON Mayon purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”).  The purchase price for the Mayon Spirit was approximately $40,250,000.  Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007.  The total capital contributions made to ICON Mayon were approximately $15,404,000, of which the LLC’s share was approximately $7,548,000.

ICON Global Crossing V, LLC

On December 20, 2007, the LLC and Fund Eleven formed ICON Global Crossing V, LLC (“ICON Global Crossing V”), with interests of 45% and 55%, respectively.  ICON Global Crossing V purchased telecommunications equipment for approximately $12,982,000.  The equipment is subject to a lease with Global Crossing Telecommunications, Inc. The base lease term, which commenced on January 1, 2008, is for a period of 36 months.  The total capital contributions made to ICON Global Crossing V were approximately $12,982,000, of which the LLC’s share was approximately $5,842,000.

(8)	Investments in Unguaranteed Residual Values

Summit Asset Management, Limited

On February 28, 2005, the LLC entered into a participation agreement with Summit Asset Management, Ltd. (“SAM”), an unrelated third party, to acquire a 75% interest in the unguaranteed residual values of a portfolio of equipment on lease to various United Kingdom lessees.  These leases expire at various dates through August 30, 2009.  The LLC does not have an interest in the equipment until the expiration of the initial lease term.  The portfolio is mainly comprised of information technology equipment, including laptops, desktops and printers. The purchase price, inclusive of initial direct costs, was approximately $2,843,000.

For the nine months ended September 30, 2007, the LLC remarketed  certain of its investments in unguaranteed residual  values with a cost basis of approximately $881,000.  Of this amount, the LLC realized proceeds of approximately $684,000 on sales of its interest in unguaranteed residual values with a cost basis of approximately $483,000, resulting in a gain on sale of equipment and unguaranteed residual values of approximately $201,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $398,000, to equipment at cost, respectively.  The lease terms expire at various dates through August 2009.

During the nine months ended September 30, 2007, the LLC sold certain of its investments in unguaranteed residual values that were previously transferred to equipment at cost for approximately $92,000 with a net book value of approximately $32,000, resulting in a gain on the sale of equipment and unguaranteed residual values of approximately $60,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(8)	Investments in Unguaranteed Residual Values - continued

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

On June 24, 2004, ICON Containership I and ICON Containership II borrowed $52,300,000 in connection with the acquisition of ZIM Canada and ZIM Korea.  The non-recourse long-term debt matures on June 24, 2009 and accrues interest at LIBOR plus 1.50% per year.  The non-recourse long-term debt requires monthly payments ranging from $372,000 to $483,000.  The lender has a security interest in ZIM Canada and ZIM Korea and an assignment of the charter hire with ZIM.  The LLC paid and capitalized approximately $523,000 in debt financing costs.  At September 30, 2008 and December 31, 2007, the outstanding balance of the non-recourse long-term debt obligations was $9,884,308 and $18,086,684, respectively.

Simultaneously with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into two interest rate swap contracts with Fortis in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts, which were deemed effective as of June 24, 2004, fixed the interest rate at 5.37%.  As of September 30, 2008, the LLC recorded, in accumulated other comprehensive income, a cumulative increase in the fair value of the interest rate swaps of $20,406.

On January 13, 2005, ICON Containership III borrowed $26,150,000 in connection with the acquisition of ZIM Italia. The non-recourse long-term debt was set to mature on January 13, 2010 and accrued interest at LIBOR plus 1.50% per year.  The non-recourse long-term debt required monthly payments ranging from $372,000 to $483,000.  The lender had a security interest in ZIM Italia and an assignment of the charter hire with ZIM.  The LLC paid and capitalized approximately $261,500 in debt financing costs.  As part of the sale of ICON Containership III, discussed in Note 5, the LLC transferred the outstanding balance of the note payable at March 31, 2008 to the Purchaser.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(9)	Non-Recourse Long-Term Debt - continued

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Fortis in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation.  The interest rate swap contract, which was deemed effective as of January 13, 2005, fixed the interest rate at 5.35%.  As part of the sale of ICON Containership III, discussed in Note 5, the LLC transferred the interest rate swap contract to the Purchaser.

The aggregate maturities of non-recourse long-term debt were as follows at September 30, 2008:

Years Ending December 31,
For October 1 to December 31, 2008	$2,808,056
2009	7,076,252
$9,884,308

(10)	Revolving Line of Credit, Recourse

The LLC, along with ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Eleven and Fund Twelve (entities sponsored and organized by the Manager) (collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at September 30, 2008 was 5.0%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010.  The Borrowers may request a one-year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at September 30, 2008.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(10)	Revolving Line of Credit, Recourse - continued

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at September 30, 2008, all of which was borrowed by Fund Eight B.  Subsequent to September 30, 2008, Fund Eight B repaid $70,000, which reduced the outstanding loan balance to $1,185,000.

(11)	Transactions with Related Parties

The Manager performs certain services relating to the management of the LLC’s equipment leasing and financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.  The LLC paid distributions to the Manager of $96,626 for the nine months ended September 30, 2008.  The Manager’s interest in the LLC’s net income for the three months ended September 30, 2008 and 2007 was $30,161 and $19,788, respectively.  The Manager’s interest in the LLC’s net income for the nine months ended September 30, 2008 and 2007 was $132,068 and $35,753, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Management fees (a)	$337,033	$500,527	$1,284,596	$1,552,791
Administrative expense reimbursements (a)	342,806	237,360	1,051,241	628,643

Total fees paid or accrued to the Manager or its affiliates	$679,839	$737,887	$2,335,837	$2,181,434

(a) Charged directly to operations.

At September 30, 2008, the LLC had a payable of $257,985 due to its Manager and affiliates. The payable was comprised of $242,807 due to the Manager relating to administrative expense reimbursements and $15,178 owed to an affiliate relating to sales proceeds.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(12)	Commitments and Contingencies and Off Balance Sheet Risk

On September 28, 2007 and December 10, 2007, the LLC completed its simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”) and MW Monroe, Inc. (“Monroe”), both wholly-owned subsidiaries of MW Universal, Inc. (“MWU”).  Simultaneously with the closing of the transactions with Texas Die and Monroe, Fund Eleven and Fund Twelve (together, with the LLC, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at September 30, 2008 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

(13)	Concentrations

For the three and nine months ended September 30, 2008, the LLC had four lessees that accounted for approximately 77.3% and 79.0 % of total rental and finance income, respectively.

For the three and nine months ended September 30, 2007, the LLC had four lessees that accounted for approximately 70.1% and 68.4% of total rental and finance income, respectively.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  This discussion should also be read in conjunction with the disclosure below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A herein.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Ten, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program formed on January 2, 2003.  We began active operations on August 22, 2003.  We primarily engage in the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to leased equipment at lease expiration.  Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

Additional investments will continue to be made with the cash generated from our initial investments to the extent that the cash is not needed for expenses, reserves or distributions to members.  The investment in additional equipment in this manner is called “reinvestment”.  We anticipate purchasing equipment from time to time until April 2010, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.

At September 30, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates, consisted primarily of the following equipment subject to lease:

Marine Vessels

•
We own two container vessels, the 1990 ZIM Canada (“ZIM Canada”) and the 1991 ZIM Korea (“ZIM Korea”), on bareboat charter to ZIM Israel Navigation Co. Ltd. ("ZIM").  The ZIM Canada and the ZIM Korea have bareboat charters that originally expired during June 2009.  On July 1, 2008, we extended the bareboat charters (the “Extensions”) for ZIM Canada and ZIM Korea until June 30, 2014.

•
We have a 49% interest in ICON Mayon, LLC (“ICON Mayon”), which purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of the Teekay Corporation. The Mayon Spirit has a bareboat charter that expires on July 23, 2011.

Telecommunications Equipment

•
We have a 30.62% interest in ICON Global Crossing, LLC, which purchased telecommunications equipment from various vendors, which was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”).  The lease expires on March 31, 2010.

•
We have a 72.34% interest in ICON Global Crossing II, LLC, which purchased telecommunications equipment from various vendors, which was then leased to Global Crossing and Global Crossing North American Networks, Inc. (collectively, “Global Crossing Group”).  The lease expires on October 31, 2010.

•
We have a 45% interest in ICON Global Crossing V, LLC (“ICON Global Crossing V”), which purchased telecommunications equipment from various vendors, which was then leased to Global Crossing.  The lease expires on December 31, 2010.

Manufacturing Equipment

•	We own automotive steering column production and assembly equipment on lease to Anchor Tool & Die Co. The equipment is subject to a 36 month lease that expires on September 30, 2009.

•
We own substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”) and MW Monroe Plastics, Inc. (“Monroe”), both of which are wholly-owned subsidiaries of MW Universal, Inc. (“MWU”).   The Texas Die and Monroe leases expire on December 31, 2012.

Digital Mini-Labs

•
We own 13 Noritsu QSS-3011 digital mini-labs on lease to the Rite Aid Corporation (“Rite Aid”).  The leases, which expired at various times from November 2007 to September 2008, continue on a month-to-month basis.

Information Technology Equipment

•
We have a 75% interest in the unguaranteed residual values of a portfolio of leases currently in effect and performing with various lessees in the United Kingdom.  The portfolio is mainly comprised of information technology equipment, including laptops, desktops and printers.  All of the leases expire at various dates through August 30, 2009.

Other Equipment

•
We have a 100% interest in ICON Premier, LLC (“ICON Premier”), which purchased hospital bedside entertainment and communication terminals that are on lease to Premier Telecom Contracts Limited (“Premier”). The equipment was installed in various hospitals located throughout the United Kingdom.  The lease expires on December 31, 2012.

Financing Facility

•
On August 13, 2007, we completed a participation investment in an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two-fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Included as part of the consideration in the acquisition were warrants for the purchase of 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrants are set to expire on April 6, 2014.

Lease and Other Significant Transactions

•
On December 22, 2005, we along with ICON Leasing Fund Eleven, LLC (“Fund Eleven”) formed ICON AeroTV, LLC (“ICON AeroTV”) and each contributed approximately $2,776,000 for a 50% interest.  ICON AeroTV’s sole purpose was to own equipment leased to AeroTV Ltd (“AeroTV”).  On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom.  In February 2007, ICON AeroTV sent a notice to AeroTV terminating the master lease agreement. Shortly thereafter, certain facts came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV.  On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside.  On April 17, 2008, the judgment was reinstated. At this time, it is not possible to determine ICON AeroTV’s ability to collect the judgment.

•
On March 31, 2008, we sold our subsidiary, ICON Containership III, LLC (“ICON Containership III”), to an unrelated third party for net proceeds of approximately $16,930,000, which was comprised of (i) a cash payment of approximately $27,500,000, (ii) cash value of restricted cash held by the lender of approximately $336,000, offset by (iii) the transfer of approximately $10,906,000 of non-recourse long-term debt secured by an interest in ZIM Italia.  The obligations under the loan agreement were satisfied with the transfer of the non-recourse long-term debt.  We realized a gain on the sale of approximately $6,741,000.

•
On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  We received approximately $4,437,000 from the repayment, which consisted of principal and interest receivable as of such date. As a result of the repayment, we recognized a net gain of $112,636.  The repayment does not affect the warrants held by us and we retained our rights thereunder.

•
During July 2004, we purchased refrigeration equipment that was on lease to PW Supermarkets, Inc. (“PW Supermarkets”).  The equipment was subject to a 36 month lease, which was set to expire in July 2007.  During July 2007, PW Supermarkets extended the lease for an additional 12 months.  On July 31, 2008, concurrent with the expiration of the lease extension, PW Supermarkets was transferred title to the refrigeration equipment.

•
During August and September 2008, Rite Aid returned 88 digital mini-labs it previously had on lease. Of this equipment, we sold 48 digital mini-labs for $453,000 and recognized a gain on sale of equipment of $21,000.  We also reclassified the net book value of the remaining equipment returned by Rite Aid of $324,000 to equipment held for sale or lease, net.

•
On September 5, 2008, we, along with Fund Eleven and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), entities also manager by our Manager (collectively, the “Participating Funds”), and IEMC Corp., a subsidiary of our Manager, entered into a Forbearance Agreement with MWU, Texas Die, Monroe and seven other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with us.  The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 shares of the capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008.  As of September 30, 2008, our current proportionate share is 7.4%.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our Manager is currently evaluating the impact of SFAS No. 160 on our condensed consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, we will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

Results of Operations for the Three Months Ended September 30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	2008	2007	Change
Rental income	$4,242,949	$6,953,185	$(2,710,236)
Finance income	553,841	710,283	(156,442)
Income from investments in joint ventures	654,336	390,020	264,316
Net gain on sales of equipment and unguaranteed residual values	34,615	116,975	(82,360)
Net (loss) gain on foreign currency transactions	(19,012)	386,591	(405,603)
Interest and other income	266,731	182,881	83,850

Total revenue	$5,733,460	$8,739,935	$(3,006,475)

Total revenue for the 2008 Quarter decreased $3,006,475, or 34.4%, as compared to the 2007 Quarter.  The decrease in total revenue was primarily attributable to a decrease in rental income and a reduction in the net gain on foreign currency transactions.  The decrease in rental income was primarily due to (i) the sale of ICON Containership III on March 31, 2008, (ii) the Extensions entered into for ZIM Canada and ZIM Korea on July 1, 2008, (iii) the sale of the equipment previously on lease to CompUSA, Inc. (“CompUSA”) in December 2007, and (iv) the sale of equipment previously on lease to Rite Aid during the 2008 Quarter.  The net gain on foreign currency transactions reported in the 2007 Quarter related to a change in foreign currency rates of approximately 2% on a cash balance that was transferred from our pound sterling account in the United Kingdom to our dollar bank account in the United States.  We reported a net loss on foreign currency transactions in the 2008 Quarter due to the change in foreign currency rates related to our existing pound sterling accounts.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	2008	2007	Change
Management fees - Manager	$337,033	$500,527	$(163,494)
Administrative expense reimbursements - Manager	342,806	237,360	105,446
General and administrative	94,447	166,676	(72,229)
Interest	204,296	540,300	(336,004)
Depreciation and amortization	1,655,714	5,238,070	(3,582,356)

Total expenses	$2,634,296	$6,682,933	$(4,048,637)

Total expenses for the 2008 Quarter decreased $4,048,637, or 60.6%, as compared to the 2007 Quarter.  The decrease in total expenses was primarily due to a decrease in depreciation and amortization expense.  The decrease in depreciation and amortization expense was largely attributable to (i) the sale of ICON Containership III on March 31, 2008, (ii) the Extensions entered into for ZIM Canada and ZIM Korea on July 1, 2008, and (iii) the sale and return of assets previously on lease to Rite Aid.  The sale of ICON Containership III and the leases with Rite Aid contributed approximately $1,161,000 and $438,000, respectively, of the decrease in depreciation and amortization expense.  The Extensions resulted in a decrease in depreciation expense of approximately $1,700,000 as monthly depreciation expense decreased from approximately $380,000 to approximately $96,000 per vessel.

Net Income

As a result of the foregoing factors, net income for the 2008 Quarter and the 2007 Quarter was $3,016,126 and $1,978,831, respectively.  The net income per weighted average additional member share outstanding for the 2008 Quarter and the 2007 Quarter was $20.14 and $13.19, respectively.

Results of Operations for the Nine Months Ended September 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and the 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	2008	2007	Change
Rental income	$16,144,269	$21,500,794	$(5,356,525)
Finance income	1,866,734	2,068,428	(201,694)
Income from investments in joint ventures	3,183,846	766,811	2,417,035
Net gain on sales of equipment and unguaranteed residual values	6,816,132	267,854	6,548,278
Net (loss) gain on foreign currency transactions	(27,901)	714,819	(742,720)
Interest and other income	515,837	337,029	178,808

Total revenue	$28,498,917	$25,655,735	$2,843,182

Total revenue for the 2008 Period increased $2,843,182, or 11.1%, as compared to the 2007 Period.  The increase in total revenue was due to a net gain on sales of equipment and unguaranteed residual values and an increase in income from investments in joint ventures, which was partly offset by a decrease in rental income and a reduction in the net gain on foreign currency transactions.  The increase in net gain on sales of equipment and unguaranteed residual values was predominantly due to the sale of ICON Containership III on March 31, 2008, which accounted for approximately $6,741,000 of this increase.  Income from investments in joint ventures increased primarily due to (i) our investments in ICON Mayon, acquired in July 2007, and ICON Global Crossing V, acquired in December 2007, which contributed approximately $1,144,000 to this increase and (ii) the recognition of approximately $1,232,000 in foreign currency translation relating to our investments in ICON AeroTV and ICON EAM, LLC (“ICON EAM”).  The decrease in rental income resulted primarily from (i) the sales of ICON Containership III, the equipment previously on lease to CompUSA in December 2007, and the equipment previously on lease to Rite Aid during the 2008 Period, (ii) the Extensions entered into for ZIM Canada and ZIM Korea on July 1, 2008, and (iii) the expiration of the leases owned by ICON GeicJV during 2007.  The net gain on foreign currency transactions reported in the 2007 Period was due to the impact of the change in foreign currency rates on the conversion of approximately $13,569,000 of distributions made from ICON Premier, ICON AeroTV and ICON EAM, as well as a change in foreign currency rates of approximately 2% on a cash balance that was transferred from our pound sterling bank account in the United Kingdom to our dollar bank account in the United States.  We reported a net loss on foreign currency transactions in the 2008 Period due to the change in foreign currency rates related to our existing pound sterling accounts.

Expenses for the 2008 Period and the 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	2008	2007	Change
Management fees - Manager	$1,284,596	$1,552,791	$(268,195)
Administrative expense reimbursements - Manager	1,051,241	628,643	422,598
General and administrative	850,055	807,660	42,395
Interest	944,442	1,746,260	(801,818)
Depreciation and amortization	10,918,452	17,109,878	(6,191,426)

Total expenses	$15,048,786	$21,845,232	$(6,796,446)

Total expenses for the 2008 Period decreased $6,796,446, or 31.1%, as compared to the 2007 Period.  The decrease in total expenses was primarily due to decreases in depreciation and amortization expense and interest expense.  The decrease in depreciation and amortization expense was largely attributable to (i) the sale of ICON Containership III on March 31, 2008, (ii) the Extensions entered into for ZIM Canada and ZIM Korea on July 1, 2008, (iii) the amortization of prepaid service fees, which were fully amortized in December 2007, and (iv) the sale of the equipment previously on lease to CompUSA in December 2007.  Interest expense decreased predominantly due to the sale of ICON Containership III, which resulted in the buyer’s assumption of our related outstanding non-recourse long-term debt.

Net Income

As a result of the foregoing factors, net income for the 2008 Period and the 2007 Period was $13,206,812 and $3,575,306, respectively.  The net income per weighted average additional member share outstanding for the 2008 Period and the 2007 Period was $88.17 and $23.82, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased by $25,131,818 from $122,908,748 at December 31, 2007 to $97,776,930 at September 30, 2008.  The decrease primarily related to the depreciation of our leased equipment of $10,875,424 and distributions paid to our members of $9,662,426.  Management fees and administrative expense reimbursements paid to our Manager also contributed $2,093,030 to the decrease in total assets.

Current Assets

 Current assets increased by $15,036,124 from $6,907,866 at December 31, 2007 to $21,943,990 at September 30, 2008.  The increase was due to a higher cash position primarily as a result of the net proceeds from the sale of ICON Containership III.

Total Liabilities

 Total liabilities decreased by $25,422,973 from $35,833,475 at December 31, 2007 to $10,410,502 at September 30, 2008.  The decrease primarily related to the scheduled repayments of our non-recourse long-term debt outstanding related to ZIM Canada and ZIM Korea.  In addition, we transferred our non-recourse long-term debt outstanding of approximately $10,906,000 related to ZIM Italia as part of the sale of ICON Containership III.

Current Liabilities

 Current liabilities decreased by $11,455,564 from $21,866,066 at December 31, 2007 to $10,410,502 at September 30, 2008.  The decrease was largely due to the $5,000,000 repayment of our revolving line of credit during the 2008 Period and the continued repayment of our non-recourse long-term debt discussed above.

Total Members’ Equity

Total members’ equity increased by $906,508 from $84,105,073 at December 31, 2007 to $85,011,581 at September 30, 2008.  The increase was largely due to the net income reported in the 2008 Period of $13,206,812, which was partly offset by distributions paid to our members of $9,662,426 and an unrealized loss on foreign currency translations of $2,503,991 recorded in accumulated other comprehensive (loss) income.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2008 and December 31, 2007, we had cash and cash equivalents of $19,239,880 and $4,448,826, respectively.  During our offering period, our main source of cash was from financing activities and during our operating period, our main source of cash has been from operating and investing activities, which we expect to continue through our entire operating period. We expect that our operating and investing activities will generate sufficient cash flows to meet our short and long term liquidity requirements, including distributions to our members, management fees, and administrative expense reimbursements payable to our Manager.

A significant portion of our investments will be the purchase of equipment that will be subject to lease.  From this type of investment, we will be legally entitled to receive rental payments from leasing the equipment and, as owner of the equipment, may sell or re-lease it at lease expiration.  We will purchase equipment subject to lease either directly or through subsidiary entities.  We may, in some cases, jointly purchase equipment with other businesses our Manager sponsors and manages or with unaffiliated third parties.  In such cases, we may co-own a joint venture with other parties.

We will continue to seek to acquire a portfolio of equipment that is comprised of both (a) transactions that provide current cash flow in the form of rental payments made directly to us, and (b) transactions where the cash flow in the form of rental payments has been pledged or assigned, in whole or in part, to a lender.  We refer to leases that provide current cash flows as income leases.  We call leases where a substantial portion of the cash flow (and perhaps a portion of the expected residual value of the equipment) has been pledged or assigned to a lender or where a significant portion of cash flow is deferred as growth leases.  We expect that most of the indebtedness that we incur to pay a portion of the purchase price for leveraged growth leases will be non-recourse to our other assets, meaning that in the event the lender is not paid, our other assets would not be at risk as a source of payment; only the particular item or items of financed equipment would be at risk.

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

Operating Activities

      Sources of cash

Sources of cash from operating activities decreased $5,453,113 from $12,124,507 in the 2007 Period to $6,671,394 in the 2008 Period.  The decrease primarily related to (i) the expiration of our lease with Government Employees Insurance Company in March 2007, (ii) the termination of our lease with CompUSA in December 2007, (iii) the return of 87% of our digital mini-labs previously on lease with Rite Aid during the 2008 Period, (iv) a decrease in the number of short-term leases in renewal as 90% of our investments in unguaranteed residual values with Summit Asset Management, Ltd. have been sold, and (v) a three month rent holiday in connection with our lease with Premier during the 2008 Period.  This decrease was partly offset by the addition of our leases with Texas Die and Monroe during September and December 2007, respectively, as well as our investment in ICON Global Crossing V.

Investing Activities

      Sources of cash

Sources of cash from investing activities increased $12,086,604 from $12,306,040 in the 2007 Period to $24,392,644 in the 2008 Period.  The increase was largely attributable to approximately $16,660,000 of additional proceeds collected during the 2008 Period as compared to the 2007 Period from the sales of equipment and unguaranteed residual values, primarily the sale of ICON Containership III.  In addition, we collected the note receivable related to the financing facility with Solyndra during the 2008 Period.  These increases were partly offset by a decrease in distributions received from joint ventures of approximately $8,840,000.

      Uses of cash

Our uses of cash from investing activities decreased $13,095,183 from $13,260,005 in the 2007 Period to $164,822 in the 2008 Period.  During the 2007 Period, we purchased the machining and metal working equipment currently on lease to Texas Die, invested capital in ICON Mayon, and invested in the financing facility with Solyndra.

Financing Activities

Uses of cash

Our uses of cash from financing activities increased $5,419,387 from $10,688,775 in the 2007 Period to $16,108,162 in the 2008 Period.  The increase was primarily related to the repayments of our revolving line of credit and our non-recourse long-term debt outstanding related to ZIM Canada and ZIM Korea.

Financings and Borrowings

Revolving Line of Credit, Recourse

We, along with ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Eleven and Fund Twelve (entities sponsored and organized by our Manager)  (collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at September 30, 2008 was 5.0%.

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

The Borrowers were in compliance with the covenants under the Loan Agreement at September 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at September 30, 2008, all of which was borrowed by Fund Eight B.  Subsequent to September 30, 2008, Fund Eight B repaid $70,000, which reduced the outstanding loan balance to $1,185,000.

Distributions

We pay monthly distributions to our members starting with the first month after the additional members’ admission and will continue to pay such distributions until the termination of the operating period.  We paid distributions to our additional members and to our Manager of $9,565,800 and $96,626, respectively, in the 2008 Period.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

Contractual Obligations

At September 30, 2008 and December 31, 2007, we had non-recourse long-term debt obligations. The lender has a security interest in the equipment relating to the non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is in part being paid directly by the lessee.  If the lessee was to default on the non-recourse long-term debt the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  At September 30, 2008 and December 31, 2007, our outstanding non-recourse long-term obligations were $9,884,308 and $30,295,089, respectively.  We are a party to the Facility, as discussed in the financing and borrowings section above. We had no borrowings outstanding under the Facility at September 30, 2008.

Commitments

On September 28, 2007 and December 10, 2007, we completed our simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of Texas Die and Monroe, two wholly-owned subsidiaries of MWU. Simultaneously with the closing of the transaction with Texas Die and Monroe, Fund Eleven and Fund Twelve completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of the credit support agreement matches that of each lease agreement.  No amounts were accrued at September 30, 2008 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

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

We have outstanding notes payable, all of which are non-recourse long-term debt. With respect to the non-recourse long-term debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of September 30, 2008 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to variable interest and, under which we have no outstanding borrowings, our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 148 additional member shares during the 2008 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with our amended and restated operating agreement (the “Operating Agreement”).  Redeemed additional member shares have no voting rights and do not share in distributions.  The Operating Agreement limits the number of additional member shares that can be redeemed in any one year and redeemed additional member shares may not be reissued. The following table details our additional member share redemptions:

	Total Number of	Price Paid Per
	Additional Member	Additional Member
	Shares Redeemed	Share
January 1, 2008 through January 31, 2008	-	$-
February 1, 2008 through February 29, 2008	80	$833.81
March 1, 2008 through March 31, 2008	20	$846.10
April 1, 2008 through April 30, 2008	3	$867.28
May 1, 2008 through May 31, 2008	15	$814.94
June 1, 2008 through June 30, 2008	-	$-
July 1, 2008 through July 31, 2008	-	$-
August 1, 2008 through August 31, 2008	-	$-
September 1, 2008 through September 30, 2008	30	$825.93

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

November 13, 2008

/s/ Mark Gatto___
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 November 13, 2008

/s/ Michael A. Reisner___
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

November 13, 2008

/s/ Anthony J. Branca__
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

34