Form 10-K
period 2008-12-31
ICON INCOME FUND TEN LLC
filed 2009-03-31
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50654

ICON Income Fund Ten, LLC
 (Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Shares of Limited Liability Company Interests

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

Number of outstanding shares of limited liability company interests of the Registrant on February 28, 2009 is 148,231.

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

Item 1. Business

Our History

ICON Income Fund Ten, LLC (the “LLC”) was formed on January 2, 2003 as a Delaware limited liability company.  The LLC will continue until December 31, 2023, unless terminated sooner.  When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

Our manager is ICON Capital Corp. (our “Manager”), a Delaware corporation.  Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our amended and restated operating agreement (our “LLC Agreement”).

We are currently in our operating period.  Our offering period began in June 2003 and ended in April 2005.  Our initial capitalization was $1,000, which was contributed by our Manager.  We offered our shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital and we commenced operations on our initial closing date, August 22, 2003, when we issued 5,066 Shares, representing $5,065,736 of capital contributions.  Between June 2, 2003 and April 5, 2005, our final closing date, we sold 144,928 Shares representing $144,928,766 of capital contributions, bringing the total sale of Shares and capital contributions to 149,994 and $149,994,502, respectively.  Through December 31, 2008, we redeemed 1,763 Shares, bringing the total number of outstanding Shares to 148,231.

Our Business

We operate as an equipment leasing program in which the capital our members invested is pooled together to make investments, pay fees and establish a small reserve.  We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third parties and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2) Operating Period: After the close of the offering period, we reinvested and continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to members.  We anticipate that the operating period will end five years from the end of our offering period, or April 2010.  However, our Manager may, at its sole discretion, extend the operating period for up to an additional three years.

(3) Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business.  Our goal is to complete the liquidation period within three years from the end of the operating period, but it may take longer to do so.

At December 31, 2008 and 2007, we had total assets of $88,999,197 and $122,908,748, respectively.  For the year ended December 31, 2008, four lessees accounted for approximately 79.7% of our total rental and finance income of $22,432,084.  We had net income for the year ended December 31, 2008 of $12,593,752.  For the year ended December 31, 2007, five lessees accounted for approximately 78.2% of our total rental and finance income of $31,467,931.  We had net income for the year ended December 31, 2007 of $4,887,060.  For the year ended December 31, 2006, five lessees accounted for approximately 78.6% of our total rental and finance income of $28,393,337.  We had a net loss for the year ended December 31, 2006 of $1,971,947.

At December 31, 2008, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels

•
We own two container vessels, the M/V ZIM Canada (the “ZIM Canada”) and the M/V ZIM Korea (the “ZIM Korea”), which are subject to bareboat charters with ZIM Israel Navigation Co. Ltd. (“ZIM”).  The bareboat charters for the ZIM Canada and the ZIM Korea were originally scheduled to expire in June 2009.  On July 1, 2008, the bareboat charters for the ZIM Canada and the ZIM Korea were extended until June 30, 2014.

•
We have a 49% ownership interest in ICON Mayon, LLC (“ICON Mayon”), which purchased an Aframax product tanker, the Mayon Spirit, from an affiliate of the Teekay Corporation (“Teekay”) on July 24, 2007.  The Mayon Spirit has a bareboat charter that expires on July 23, 2011.

•
We have a 35.7% ownership interest in ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), which owns ICON Eagle Carina Pte. Ltd. ("ICON Eagle Carina").  On December 18, 2008, ICON Eagle Carina purchased the Aframax product tanker M/V Eagle Carina (the “Eagle Carina”) from Aframax Tanker II AS.  The Eagle Carina is subject to an 84-month bareboat charter with AET, Inc. Limited (“AET”) that expires on November 14, 2013.

•
We have a 35.7% ownership interest in ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), which owns ICON Eagle Corona Pte. Ltd. ("ICON Eagle Corona").  On December 31, 2008, ICON Eagle Corona purchased the Aframax product tanker M/V Eagle Corona (the “Eagle Corona”) from Aframax Tanker II AS.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.

Telecommunications Equipment

•
We have a 30.62% ownership interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased telecommunications equipment that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The lease expires on March 31, 2010.

•
We have a 72.34% ownership interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), which purchased telecommunications equipment that is subject to a lease with Global Crossing and Global Crossing North American Networks, Inc. (collectively, “Global Crossing Group”).   The lease expires on October 31, 2010.

•
We have a 45% ownership interest in ICON Global Crossing V, LLC (“ICON Global Crossing V”), which purchased telecommunications equipment that is subject to a lease with Global Crossing.  The lease expires on December 31, 2010.

Manufacturing Equipment

•	We own automotive steering column production and assembly equipment on lease to Anchor Tool & Die Co. (“Anchor”). The equipment is subject to a 36-month lease that expires on September 30, 2009.

•
We own machining and metal working equipment of and subject to lease with MW Texas Die Casting, Inc. (“Texas Die”) and MW Monroe Plastics, Inc. (“Monroe”), both of which are wholly-owned subsidiaries of MW Universal, Inc. (“MWU”).  The Texas Die and Monroe leases expire on December 31, 2012.

Information Technology Equipment

•
We have a 75% ownership interest in the unguaranteed residual values of a portfolio of leases currently in effect and performing with various lessees in the United Kingdom.  The portfolio is mainly comprised of information technology equipment, including laptops, desktops and printers.  All of the leases expire at various dates through August 30, 2009.

Other Equipment

•
We own hospital bedside entertainment and communication terminals that are on lease to Premier Telecom Contracts Limited (“Premier Telecom”).  The equipment is in various hospitals located throughout the United Kingdom.  The lease expires on December 31, 2012.

Notes Receivable Secured by Credit Card Machines

•
We have a 12.25% ownership interest in ICON Northern Leasing, LLC ("ICON Northern Leasing"), which, in November 2008, purchased four promissory notes (the “Notes”) made by Northern Capital Associates XIV, L.P., as borrower, in favor of Merrill Lynch Commercial Finance Corp.  The Notes are secured by an underlying pool of leases for credit card machines.

For a discussion of our lease and other significant transactions for the years ended December 31, 2008, 2007 and 2006, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our current investments and as we seek to make new investments, we competed and compete with a variety of competitors including other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or are in a position to offer equipment to prospective customers on financial terms that were more favorable than those that we could offer or that we can currently offer, which may have affected our ability to make our current investments and may affect our ability to make future investments, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Risk Factors” in Item 1A.

Employees

We have no direct employees.  Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K.  Our Reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, operating leases and revenues in geographic areas outside of the United States.  For additional information, see Note 17 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Shares.  In addition to the following disclosures, please refer to the other information contained in this report including the consolidated financial statements and the related notes.

General Investment Risks

All or a substantial portion of your distributions may be a return of capital and not a return on capital, which will not necessarily be indicative of our performance.

The portion of total distributions that is a return of capital and the portion that is economic return will depend upon a number of factors that cannot be determined until all of our investments have been sold or otherwise matured. At that time, you will be able to compare the total amount of all cash distributions you receive to your total capital invested in order to determine your economic return.

The Internal Revenue Service may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the Internal Revenue Service deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Shares for the life of the fund, which is anticipated to be at least 10 years.

We do not anticipate that a public market will develop for our Shares, our Shares will not be listed on any national securities exchange at any time, and we will take steps to assure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment that may last for at least 10 years.

If you choose to request that we redeem your Shares, you may receive significantly less than you would receive if you were to hold your Shares for the life of the fund.

After you have been admitted as a member and have held your Shares for at least one year, you may request that we redeem up to all of your Shares. We are under no obligation to do so, however, and will only have limited cash available for this purpose. If we redeem your Shares, the redemption price has been unilaterally set and, depending upon when you request redemption, the redemption price may be less than the unreturned amount of your investment. If your Shares are redeemed, the redemption price may provide you a significantly lower value than the value you would realize by retaining your Shares for the duration of the fund.

You may not receive cash distributions every month and, therefore, you should not rely on any income from your Shares.

You should not rely on the cash distributions from your Shares as a source of income. While we intend to make monthly cash distributions, our Manager may determine it is in our best interest to periodically change the amount of the cash distributions you receive or not make any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

Your Shares may be diluted.

Some investors, including our Manager and its officers, directors and other affiliates, may have purchased Shares at discounted prices and generally will share in our revenues and distributions based on the number of Shares that they purchase, rather than the discounted subscription price paid by them for their Shares. As a result, investors who pay discounted prices for their investments will receive higher returns on their investments in us as compared to investors who pay the entire $1,000 per Share.

Our assets may be plan assets for ERISA purposes, which could subject our Manager to additional restrictions on its ability to operate our business.

ERISA and the Internal Revenue Code may apply what is known as the look-through rule to an investment in our Shares. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if that were to occur. If the look-through rule were to apply, our Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Shares held by such qualified plan or IRA. This could result in some restriction on our Manager’s willingness to engage in transactions that might otherwise be in the best interest of all Share holders due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we will include in our Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain others parties is only an estimate and may not reflect the actual value of our Shares.

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in our Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

•	this estimate of value could actually be realized by us or by our members upon liquidation;
•	members could realize this estimate of value if they were to attempt to sell their Shares;
•
this estimate of value reflects the price or prices that our Shares would or could trade at if they were listed on a national stock exchange or included for quotation on a national market system, because no such market exists or is likely to develop; or

•
the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Internal Revenue Code requirements or other applicable law.

You have limited voting rights and are required to rely on our Manager to make all of our investment decisions and achieve our investment objectives.

Our Manager will make all of our investment decisions, including determining the investments we made and the dispositions we will make in the future. Our success will depend upon the quality of the investment decisions our Manager makes, particularly relating to our investments in equipment and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our Manager may be subject to conflicts of interest.

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2008, our Manager, sponsored, and is currently managing, six other equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

•	our Manager may receive more fees for making investments in which we incur indebtedness to fund these investments than if indebtedness is not incurred;
•	our LLC Agreement does not prohibit our Manager or any of our affiliates from competing with us for investments and engaging in other types of business;
•	our Manager may have opportunities to earn fees for referring a prospective investment opportunity to others;
•	the lack of separate legal representation for us and our Manager and lack of arm’s-length negotiations regarding compensation payable to our Manager;
•
our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in your best interest given your individual tax situation; and

•	our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The Investment Committee of our Manager is not independent.

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, are resolved by our Manager’s investment committee, which also serves as the investment committee for other funds sponsored and managed by our Manager. Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us and our Manager and our affiliates involving investment opportunities may not be as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund our Manager’s investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

•	whether the fund has the cash required for the investment;
•	whether the amount of debt to be incurred with respect to the investment is acceptable for the fund;
•	the effect the investment would have on the fund’s cash flow;
•	whether the investment would further diversify, or unduly concentrate, the fund’s investments in a particular lessee/borrower, class or type of equipment, location, industry, etc.;
•	whether the term of the investment is within the term of the fund; and
•	which fund has been seeking investments for the longest period of time.

Notwithstanding the foregoing, our Manager’s investment committee may make exceptions to these general policies when, in our Manager’s judgment, other circumstances make application of these policies inequitable or economically undesirable. In addition, our LLC Agreement permits our Manager and our affiliates to engage in equipment acquisitions, financing secured loans, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

Our Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business.

We do not and will not employ our own full-time officers, managers or employees. Instead, our Manager will supervise and control our business affairs. Our Manager’s officers and employees will also be spending time supervising the affairs of other equipment leasing and finance funds it manages. Therefore, such officers and employees devoted and will devote the amount of time that they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our Manager and its affiliates will receive expense reimbursements and substantial fees from us and those reimbursements and fees are likely to exceed the income portion of distributions made to you during our early years.

Before making any distributions to you and our members, we will reimburse our Manager and its affiliates for expenses incurred on our behalf, and pay our Manager and its affiliates substantial fees, for acquiring, managing, and realizing our investments for us. The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on the date of our prospectus, are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to you in our early years.

In general, expense reimbursements and fees are paid without regard to the amount of our cash distributions to you and our other members, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and we may pay other expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have begun to receive revenues from all of our investments. This lag between the time when we must pay fees and expenses and the time when we receive revenues may result in losses to us during our early years, which our Manager believes is typical for a start-up company such as us.

Furthermore, we are likely to borrow a significant portion of the purchase price of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we will pay greater fees to our Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to you and our other members.

Our Manager may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

The amount of assets that our Manager manages has grown substantially since our Manager was formed in 1985 and our Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to us that may be concurrent with us and they expect to experience further growth in their respective assets under management. Our Manager’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. They, however, may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our Manager’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.

We may face operational risk from errors made in the execution, confirmation or settlement of transactions. We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for. We rely heavily on our Manager’s financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.  In addition, we are highly dependent on our Manager’s information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our Manager’s growth or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.  Furthermore, we depend on the headquarters of our Manager, which is located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption that could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.  Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

Our internal controls over financial reporting may not be effective or our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, including the filing of quarterly and annual reports. Prior public funds sponsored by our Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

Your ability to institute a cause of action against our Manager and its affiliates is limited by our LLC Agreement.

Our LLC Agreement provides that neither our Manager nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our Manager or an affiliate if our Manager or affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our LLC Agreement, your right to institute a cause of action against our Manager may be more limited than it would be without these provisions.

Business Risks

Our business could be hurt by economic downturns.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations. The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors typically results in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment leasing and financing industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Shares or a complete return of your capital.

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to make cash distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Shares. These include:

•	fluctuations in demand for equipment and fluctuations in interest rates and inflation rates;
•	fluctuations in the availability and cost of credit for us to borrow to make and/or realize on some of our investments;
•	the continuing economic life and value of equipment at the time our investments mature;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees, borrowers or other counterparties;
•	supervision and regulation by governmental authorities; and
•	increases in our expenses, including taxes and insurance expenses.

The risks and uncertainties associated with the industries of our lessees, borrowers, and other counterparties may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees, borrowers, and other counterparties. We invest in a pool of equipment by, among other things, acquiring equipment subject to lease, purchasing equipment and leasing equipment to third-party end users, financing equipment for third-party end users, acquiring ownership rights to items of leased equipment at lease expiration, and acquiring interests or options to purchase interests in the residual value of equipment. The lessees, borrowers, and other counterparties to these transactions operate in a variety of industries. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’, borrowers’, and other counterparties’ businesses and operations. If such risks or uncertainties were to affect our lessees, borrowers, or other counterparties, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

Instability in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for some of our investments. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow to finance the acquisition of some of our investments could be significantly impacted. If we are unable to borrow on terms and conditions that we find acceptable, we may have to reduce the number of and possibly limit the type of investments we will make, and the return on some of the investments we do make could be lower. All of these events could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

Because we borrowed and may in the future borrow money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage will result in us being able to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings are non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), are party to the revolving line of credit agreement with CB&T.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement.  For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Guarantees made by the guarantors of some of our lessees, borrowers and other counterparties may be voided under certain circumstances and we may be required to return payments received from such guarantors.

Under federal bankruptcy law and comparable provisions of State fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and
•	was insolvent or rendered insolvent by reason of such incurrence; or
•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•
if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also can not make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

If the value of our investments declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of a significant portion of the equipment that we invest in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment) or when our interests in or options to purchase interests in the residual value of equipment mature. Generally, equipment is expected to decline in value over its useful life. In making these types of investments, we assume a residual value for the equipment at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment. However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

•	our ability to acquire or enter into agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment at maturity of our investment;
•	market conditions prevailing at maturity;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments reduce the market for such used equipment;
•	the strength of the economy; and
•	the condition of the equipment at maturity.

We cannot assure you that our assumptions with respect to value will be accurate or that the equipment will not lose value more rapidly than we anticipate.

If equipment is not properly maintained, its residual value may be less than expected.

If a lessee or other counterparty fails to maintain equipment in accordance with the terms of our agreements, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we invest in is used equipment. While we plan to inspect most used equipment prior to making an investment, there is no assurance that an inspection of used equipment prior to purchasing it will reveal any or all defects and problems with the equipment that may occur after it is acquired by us.

We typically obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of applicable agreements;
•	that neither the seller nor the lessee, is in violation of any material terms of such agreements; and
•
the equipment is in good operating condition and repair and that, with respect to leases, the lessee has no defenses to the payment of rent for the equipment as a result of the condition of such equipment.

We would have rights against the seller of equipment for any losses arising from a breach of representations made to us and against the lessee for a default under the lease. However, we cannot assure you that these rights will make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third parties.

If a lessee, borrower or other counterparty defaults on its obligations to us, we could incur losses.

We enter into transactions with parties that have senior debt rated below investment grade or no credit rating. We do not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with such lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering equipment upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee, borrower or other counterparty files for bankruptcy, we may have difficulty enforcing the terms of the contract and may incur losses.

If a lessee, borrower or other counterparty files for protection under the bankruptcy laws, the remaining term of the lease, loan or other financing contract could be shortened or the contract could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease, loan or other contractual payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee or borrower that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a contract is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment and then have to remarket such equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease, loan or other contract. These costs and lost revenues could also negatively affect our liquidity and cash flows and could negatively affect our profitability.

We may invest in options to purchase equipment that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase equipment, usually for a fixed price at a future date. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid, which could negatively affect our profitability.

Investing in equipment in foreign countries may be riskier than domestic investments and may result in losses.

We made and may in the future make investments in equipment for use by domestic or foreign parties outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing equipment if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our equipment. Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we invest in equipment that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our interest in equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a lessee, borrower or other counterparty, heightening the risk of default and the loss of our investment in such equipment, which could have a material adverse effect on our results of operations and financial condition.

In addition to business uncertainties, our investments may be affected by political, social, and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S. and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may also differ and there may be less publicly available information with respect to such companies. While our Manager considers these factors when making investment decisions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

We could incur losses as a result of foreign currency fluctuations.

We have the ability to invest in equipment where payments to us are not made in U.S. dollars. In these cases, we may then enter into a contract to protect these payments from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for any fixed, periodic payments due under the transactional documents even if the exchange rate between the U.S. dollar and the currency of the transaction changes over time. If the payments to us were disrupted due to default by the lessee, borrower or other counterparty, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be available at unfavorable exchange rates. If a transaction is denominated in a major foreign currency such as the pound sterling, which historically has had a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the payments to us, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when payments to us are not made in U.S. dollars.

Furthermore, when we acquire a residual interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to the value of such residual interests because the terms and conditions of such hedge contracts might not be in the best interests of our limited partners. Even with transactions requiring payments in U.S. dollars, the equipment may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We may acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment and potentially negatively affect our profitability.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We have the ability to invest in joint ventures with other businesses our Manager sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of equipment. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In investing in some types of equipment, we may have been exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We could suffer losses from failure to maintain our equipment registration and from unexpected regulatory compliance costs.

Many types of transportation assets are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such equipment is to be used outside of the United States. Failing to register the equipment, or losing such registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment and we may have to spend our own funds to comply if the lessee, borrower or other counterparty is not required to do so under the transaction documents. These changes could force the equipment to be removed from service for a period of time. The terms of the transaction documents may provide for payment reductions if the equipment must remain out of service for an extended period of time or are removed from service. We may then have reduced income from our investment for this equipment. If we do not have the funds to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If any of our investments become subject to usury laws, we could have reduced revenues or possibly a loss on such investments.

In addition to credit risks, we may be subject to other risks in equipment financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, loss on our investment in the affected equipment. Although part of our business strategy is to enter into or acquire leases that we believe are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. If an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced and adversely affect our revenue.

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease features, such as equity interests, constitute additional interest. Although we generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws, the interest obligation to us could be declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

We compete with a variety of financing sources for our investments, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  We compete primarily on the basis of pricing, terms and structure.  To the extent that our competitors compete aggressively on any combination of those factors, we could fail to achieve our investment objectives.

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our Manager and its affiliates have.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  A lower cost of funds could enable a competitor to offer financing at rates that are less than ours, potentially forcing us to lower our rates or lose potential lessees, borrowers or other counterparties.  In addition, our competitors may have been and/or are in a position to offer equipment to prospective customers on other terms that are more favorable than those that we can offer or that we will be able to offer when liquidating our portfolio, which may affect our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

General Tax Risks

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel rendered an opinion to us that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

•	our realized losses would not be passed through to you;
•	our income would be taxed at tax rates applicable to corporations, thereby reducing our cash available to distribute to you; and
•	your distributions would be taxed as dividend income to the extent of current and accumulated earnings and profits.

In addition, we could be taxed as a corporation if we are treated as a publicly traded partnership by the IRS. To minimize this possibility, our LLC Agreement places significant restrictions on your ability to transfer our Shares.

We could lose cost recovery or depreciation deductions if the IRS treats our leases as sales or financings.

We expect that, for federal income tax purposes, we will be treated as the owner and lessor of the equipment that we lease. However, the IRS may challenge the leases and instead assert that they are sales or financings. If the IRS determines that we are not the owner of our leased equipment, we would not be entitled to cost recovery, depreciation or amortization deductions, and our leasing income might be deemed to be portfolio income instead of passive activity income. The denial of such cost recovery or amortization deductions could cause your tax liabilities to increase.

Our investments in secured loans will not give rise to depreciation or cost recovery deductions and may not be offset against our passive activity losses.

We expect that, for federal income tax purposes, we will not be treated as the owner and lessor of the equipment that we invest in through our lending activities. Based on our expected level of activity with respect to these types of financings, we expect that the IRS will treat us as being in the trade or business of lending. Generally, trade or business income can be considered passive activity income. However, because we expect that the source of funds we lend to others will be the capital contributed by our members and the funds generated from our operations (rather than money we borrow from others), you may not be able to offset your share of our passive activity losses from our leasing activities with your share of our interest income from our lending activities. Instead, your share of our interest income from our lending activities would be taxed as portfolio income.

You may incur tax liability in excess of the cash distributions you receive in a particular year.

In any particular year, your tax liability from owning our Shares may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Shares for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in any year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Additionally, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may acquire equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code. Further, if we acquire equipment that the Internal Revenue Code deems to be tax-exempt use property and the leases do not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Shares. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk-rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules. Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the equipment is placed in service. As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

Additionally, your ability to deduct losses attributable to passive activities is restricted. Some of our operations will constitute passive activities and you can only use our losses from such activities to offset passive activity income in calculating tax liability. Furthermore, passive activity losses may not be used to offset portfolio income. As stated above, we expect our lending activities to generate portfolio income from the interest we receive, even though we expect the income to be attributable to a lending trade or business. However, we expect any gains or losses we recognize from those lending activities to be associated with a trade or business and generally allowable as either passive activity income or loss, as applicable.

The IRS may allocate more taxable income to you than our LLC Agreement provides.

The IRS might successfully challenge our allocations of taxable income or losses. If so, the IRS would require reallocation of our taxable income and loss, resulting in an allocation of more taxable income or less loss to you than our LLC Agreement allocates.

If you are a tax-exempt organization, you will have unrelated business taxable income from this investment.

Tax-exempt organizations are subject to income tax on unrelated business taxable income (“UBTI”). Such organizations are required to file federal income tax returns if they have UBTI from all sources in excess of $1,000 per year. Our leasing income will constitute UBTI. Furthermore, tax-exempt organizations in the form of charitable remainder trusts will be subject to an excise tax equal to 100% of their UBTI.

To the extent that we borrow money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI. We presently do not expect to finance our lending activities with borrowed funds. Nevertheless, the debt-financed UBTI rules are broad and there is much uncertainty in determining when, and to the extent which, property should be considered debt-financed. Thus, the IRS might assert that a portion of the assets we acquire as part of our lending activities are debt-financed property generating UBTI, especially with regard to any indebtedness we incur to fund working capital at a time when we hold loans we have acquired or made to others. If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

This investment may cause you to pay additional taxes.

You may be required to pay alternative minimum tax in connection with owning our Shares, since you will be allocated a proportionate share of our tax preference items. Our Manager’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax. In addition, the IRS could take the position that all or a portion of our lending activities are not a trade or business, but rather an investment activity. If all or a portion of our lending activities are not considered to be a trade or business, then a portion of our management fees could be considered investment expenses rather than trade or business expenses. To the extent that a portion of our fees are considered investment expenses, they are not deductible for alternative minimum tax purposes and are subject to a limitation for regular tax purposes. Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

You may incur State tax and foreign tax liabilities and have an obligation to file State or foreign tax returns.

You may be required to file tax returns and pay foreign, State or local taxes, such as income, franchise or personal property taxes, as a result of an investment in our Shares, depending upon the laws of the jurisdictions in which the equipment that we own is located.

Any adjustment to our tax return as a result of an audit by the IRS may result in adjustment to your tax return.

If we adjust our tax return as a result of an IRS audit, such adjustment may result in an examination of other items in your returns unrelated to us, or an examination of your tax returns for prior years. You could incur substantial legal and accounting costs in contesting any challenge by the IRS, regardless of the outcome. Further, because you will be treated for federal income tax purposes as a partner in a partnership by investing in our Shares, an audit of our tax return could potentially lead to an audit of your individual tax return. Finally, under certain circumstances, the IRS may automatically adjust your personal return without the opportunity for a hearing if it adjusts our tax return.

Some of the distributions on our Shares will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.

As we depreciate our investments in leased equipment over the term of our existence and/or borrowers repay the loans we make to them, it is very likely that a portion of each distribution to you will be considered a return of capital, rather than income. Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you. As your capital in our Shares is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Shares, such as you might expect if you had purchased a bond. Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you received and continue to receive from us each year will specify the amounts of capital and income you received throughout the prior year.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is currently no public market for our Shares.  It is unlikely that any such market will develop.

Number of Members
Title of Class	as of February 28, 2009
Manager (as a member)	1
Additional members	4,412

We, at our Manager’s discretion, pay monthly distributions to each of our members beginning the first month after each member is admitted through the end of our operating period, which we currently anticipate will be in April 2010.  We paid distributions to additional members of $12,752,775, $12,778,769, and $12,805,418 for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, we paid distributions to our Manager of $128,817, $129,078, and $129,348 for the years ended December 31, 2008, 2007 and 2006, respectively. The terms of our loan agreement with CB&T could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants.  See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2810(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $768.23 per Share as of December 31, 2008.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

Following the termination of the offering of our Shares, the estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation.  To estimate the amount that our members would receive upon such liquidation, we calculated the sum of:  (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction, (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s  estimated values of certain other assets, as applicable, and (iii) our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

The foregoing valuation is an estimate only.  The appraisals that we obtained and the methodology utilized by our management in estimating our per Share value were subject to various limitations and were based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Share valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $768.23 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•
as to the amount members may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $1,000 per Share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition or formation fees;

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Services if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Shares.

The redemption price we offer in our redemption plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $768.23 per Share does not reflect the amount that a member would currently receive under our redemption plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our redemption plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Total revenue (a)	$33,493,886	$33,482,349	$30,209,531	$25,003,105	$10,320,406
Net income (loss) (b)	$12,593,752	$4,887,060	$(1,971,947)	$(4,944,700)	$(3,183,857)
Net income (loss) allocable to additional members	$12,467,815	$4,838,189	$(1,952,228)	$(4,895,253)	$(3,152,018)
Net income (loss) allocable to the Manager	$125,937	$48,871	$(19,719)	$(49,447)	$(31,839)

Weighted average number of additional shares
of limited liability company interests outstanding	148,275	148,575	148,880	143,378	61,190
Net income (loss) per weighted average additional
share of limited liability company interests	$84.09	$32.56	$(13.11)	$(34.14)	$(51.51)

Distributions to additional members	$12,752,775	$12,778,769	$12,805,418	$11,998,617	$4,662,642
Distributions per weighted average additional
share of limited liability company interests	$86.01	$86.01	$86.01	$83.69	$76.20
Distributions to the Manager	$128,817	$129,078	$129,348	$121,233	$47,159

	December 31,
	2008	2007	2006	2005	2004
Total assets (c)	$88,999,197	$122,908,748	$145,455,658	$169,186,094	$137,518,353
Notes payable (d)	$7,076,252	$35,295,089	$45,769,691	$60,474,288	$47,795,602
Members' equity	$78,307,152	$84,105,073	$93,771,043	$105,449,404	$86,604,433

(a)  Our total revenue in 2008 was consistent with that reported for 2007.  The sale of our wholly-owned subsidiary, ICON Containership III, LLC (“ICON Containership III”), on March 31, 2008 resulted in a net increase to our total revenue since the rental income lost as a consequence of the sale was offset by a gain on the sale of approximately $6,741,000.  In 2007, our total revenue increased from 2006 because we had approximately $1,611,000 of additional rental income and approximately $1,464,000 of additional finance income, totaling approximately $3,075,000.  The increase in rental income was primarily attributable to a full year of activity for leased equipment acquired in 2006, partially offset by the expiration of our lease with Government Employees Insurance Company (“GEICO”) during 2007.  The increase in finance income was primarily attributable to a full year of activity for the Premier Telecom lease that was reclassified from an operating lease to a finance lease during 2006.  In 2006, our total revenue increased from 2005 because we had approximately $2,589,000 of additional rental income, approximately $1,324,000 of new finance income and approximately $1,530,000 of additional income from investments in joint ventures, totaling approximately $5,443,000.  The increase in rental income and income from investments in joint ventures was primarily attributable to a full year of activity for leased equipment acquired in 2005 and additional equipment purchased during 2006.  In 2005, our total revenue increased from 2004 because we had approximately $14,187,000 of additional rental income.  The increase in rental income was due to the commencement of our operating period in April 2005 and the related acquisition of leased equipment.

(b) In 2008, we had net income of $12,593,752 as compared to net income in 2007 of $4,887,060.  The increase in net income was primarily due to a decrease in depreciation and amortization expense of approximately $9,690,000, a decrease in interest expense of approximately $1,064,000 and a decrease in management fees due to our Manager of approximately $434,000.  The decrease in depreciation expense and interest expense was primarily due to the sale of ICON Containership III.  In 2006, we had a net loss of $1,971,947.  The change between 2007 and 2006 primarily related to an increase in total rental and finance income of approximately $3,075,000, a decrease in depreciation and amortization expense of approximately $2,650,000 and an impairment loss of approximately $675,000 recorded in 2006. The decrease in net loss reported for 2006 as compared to 2005 was a direct result of an increase in revenue.  Between 2005 and 2004, our net loss increased approximately $1,800,000.  This increase was primarily due to an increase in interest expense of approximately $2,100,000, which was partially offset by a decrease in administrative expense reimbursements due to our Manager of approximately $300,000.

(c) In 2008, total assets decreased $33,909,551 as compared to 2007.  The decrease was primarily due to the sale of ICON Containership III, which resulted in a decrease to leased equipment at cost of approximately $20,667,000, and the depreciation of our leased equipment, which contributed approximately $12,575,000 to the decrease in total assets.

(d) In 2008, the outstanding balance of our notes payable decreased $28,218,837 as compared to 2007.  The decrease was primarily related to the transfer of the non-recourse debt outstanding in connection with the sale of ICON Containership III and the scheduled repayment of our non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea.

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

Overview

We operate as an equipment leasing program in which the capital our members invested is pooled together to make investments, pay fees and establish a small reserve.  We primarily engage in the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement.

We are currently in our operating period.  During our operating period, additional investments will continue to be made with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”  We anticipate investing in equipment leases, other financing transactions, and residual ownership rights in items of leased equipment from time to time until April 2010, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.

Current Business Environment and Outlook

As discussed in “Competition” in Item 1 above, the commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region.  We compete primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which may enhance returns. We believe our investment model may represent the best way for individual investors to participate in investing in business-essential equipment. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives.

In the second half of the twentieth century, financing became one of the most popular methods by which domestic and many global businesses satisfied their capital equipment needs.  We believe that domestic and, as global finance markets continue to develop, global equipment leasing and financing volume is correlated to overall business investments in equipment. According to the 2007 − 2008 U.S. Equipment Finance Market Study, which was prepared by Global Insight, Inc., a global forecasting company, and the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry, total domestic business investment in equipment and software has increased annually from approximately $868 billion in 2002 to approximately $1,088 billion in 2006, with total investments of approximately $1,106 billion estimated for 2007. Similarly, during the same period, total domestic equipment leasing and financing volume increased from approximately $483 billion in 2002 to approximately $598 billion in 2006, with financing volume of approximately $625 billion estimated for 2007. In 2008, domestic business investment in equipment and software is forecasted to reach an estimated $1,159 billion with a corresponding increase in equipment leasing and finance volume to an estimated $657 billion.

As illustrated above, approximately 53% to 57% of all domestic business investment in equipment and software was financed. Global Insight estimates that approximately 56.5% of such investment during 2007 was financed, up from approximately 55% during 2006. In particular, Global Insight estimates, based on the latest full year information available, that lease financing represented approximately 17% and term loans represented approximately 9% of equipment and software financing in 2007, while line of credit financing represented approximately 29% of equipment and software financing in 2007, of which more than 50% was interim financing.

According to the World Leasing Yearbook 2009, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume has increased annually from approximately $462 billion in 2002 to approximately $760 billion in 2007.  The most significant source of that increase was due to increased volume in Europe, Asia, and South America.  For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in South America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007.  We believe that global business investment in equipment and global equipment financing volume has increased as well during the same period.

The volume of equipment financing typically reflects general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases. The economy in the United States experienced a downturn from 2001 through 2003, resulting in a decrease in equipment leasing and financing volume during that period. Since then, the economy in the United States, including business investment in equipment and equipment leasing financing volume, had recovered as noted above.

In general, the global credit markets have deteriorated significantly over the past year.  The U.S. economy entered into a recession in December 2007 and the global credit markets continue to experience dislocation and tightening.  Recent statistical data on the domestic leasing market provided by the Equipment Leasing and Finance Association, a trade association representing financial services companies and manufacturers in the U.S. equipment finance sector and an affiliate of the Equipment Leasing and Finance Foundation, indicates that domestic equipment leasing volume has generally deteriorated over the past year.

A significant portion of the statistical data regarding the equipment leasing market’s performance, however, is provided by the leasing divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provide financing to companies seeking to lease small ticket and micro ticket equipment, (ii) use credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) rely heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Our investment objectives and strategy, on the other hand, (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) we generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) we are not reliant on receiving outside financing through the issuance of commercial paper or from lines of credit to finance new business or meet our investment objectives. Accordingly, the performance of the overall equipment leasing market is not directly correlated to our performance and our Manager does not expect that there will be any material adverse impact on the demand for equipment (and the related residuals) that we own or will in the future acquire or invest in. Moreover, in light of the tightening of the credit markets, our Manager has reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Other factors that may negatively affect the leasing and financing industry are: (i) the proposed legal and regulatory changes that may affect tax benefits of leasing, and (ii) the continued misperception by potential lessees, stemming from published issues at Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as companies tend to preserve cash and lease or otherwise finance (rather than purchase) equipment in recessionary economies, we are optimistic that equipment leasing and finance volume will continue to increase over the long term.

Lease and Other Significant Transactions

We entered into the following leases and other significant transactions during the years ended December 31, 2008, 2007 and 2006:

1979 McDonnell Douglas DC10-30F Aircraft

On March 31, 2004, we and ICON Income Fund Eight A L.P. (“Fund Eight A”), an entity also managed by our Manager, formed ICON Aircraft 46837, LLC (“Aircraft 46837”), in which we and Fund Eight A had ownership interests of 10% and 90%, respectively.  Aircraft 46837 was formed for the purpose of acquiring a 1979 McDonnell Douglas DC10-30F aircraft on lease to Federal Express Corporation (“FedEx”).  On March 30, 2007, Aircraft 46837 sold the aircraft on lease to FedEx for $4,260,000 and recognized a loss on the sale of approximately $920,000, of which our share was approximately $92,000.

Digital Audio/Visual Entertainment Systems

On December 22, 2005, we and Fund Eleven formed ICON AeroTV, LLC (“ICON AeroTV”) for the purpose of owning equipment leased to AeroTV, Ltd. (“AeroTV”), a provider of on board digital/audio visual systems for airlines, rail and coach operators in the United Kingdom.  We and Fund Eleven each contributed approximately $2,776,000 for a 50% ownership interest in ICON AeroTV.  During 2006, ICON AeroTV purchased approximately $1,357,000 of equipment on lease to AeroTV.  The leases were scheduled to expire between December 31, 2007 and June 30, 2008.

 In February 2007, due to the termination of the services agreement with its main customer, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom.  ICON AeroTV terminated the master lease agreement with AeroTV at that time.  Certain facts then came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV.  On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud.  On April 17, 2008, the default judgment against the AeroTV director, which had previously been set aside, was reinstated.  ICON AeroTV is attempting to collect on the default judgment against the AeroTV director in Australia, his country of domicile.  At this time, it is not possible to determine ICON AeroTV’s ability to collect the judgment.

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $438,000, which was offset by the recognition of the relinquished security deposit and deferred income of approximately $286,000, resulting in a net loss of approximately $152,000, of which our share was approximately $76,000.  A final rental payment of approximately $215,000 was collected in March 2007.  In May 2007, the unexpended amount previously contributed to ICON AeroTV, inclusive of accreted interest, of approximately $5,560,000 was returned to us and Fund Eleven, of which our share was approximately $2,780,000.

Telecommunications Equipment

On December 20, 2007, we and Fund Eleven formed ICON Global Crossing V, with ownership interests of 45% and 55%, respectively, to purchase telecommunications equipment for approximately $12,982,000.  The equipment is subject to a 36-month lease with Global Crossing that commenced on January 1, 2008.

On September 27, 2006, we and Fund Nine formed ICON Global Crossing II, with original ownership interests of approximately 83% and 17%, respectively, to purchase telecommunications equipment for approximately $12,044,000.  The equipment is subject to a 48-month lease with Global Crossing Group that commenced on November 1, 2006.  On October 31, 2006, Fund Eleven made a capital contribution of approximately $1,841,000 to ICON Global Crossing II.  The contribution changed our ownership interest in ICON Global Crossing II and the ownership interests of Fund Nine and Fund Eleven at October 31, 2006 to 72.34%, 14.40% and 13.26%, respectively.  The additional contribution was used to purchase telecommunications equipment subject to a 48-month lease with Global Crossing Group that commenced on November 1, 2006.

On November 17, 2005, we, along with Fund Eleven and Fund Eight A, formed ICON Global Crossing, with original ownership interests of 44%, 44% and 12%, respectively, to purchase  telecommunications equipment.  On March 31, 2006, Fund Eleven made an additional capital contribution of approximately $7,734,000 to ICON Global Crossing, which changed our ownership interest and the ownership interests of Fund Eleven and Fund Eight A to 30.62%, 61.39% and 7.99%, respectively.  The total capital contributions made to ICON Global Crossing were approximately $25,131,000, of which our share was approximately $7,695,000.  During February and April 2006, ICON Global Crossing purchased equipment that is subject to a lease with Global Crossing.  The purchase price, inclusive of initial direct costs, was approximately $25,278,000.  The equipment is subject to a 48-month lease that commenced on April 1, 2006.

During December 2004 and March 2005, we acquired Mitel Networks 3340 Global Branch Office Solution phone systems subject to a lease with CompUSA, Inc. (“CompUSA”).  On December 31, 2007, our Manager sold all of the phone systems on lease to CompUSA with a net book value of approximately $1,887,000 for proceeds of approximately $1,076,000.  We recognized a loss on the sale of equipment of approximately $811,000.

Industrial Gas Meters

On November 9, 2005, we and Fund Eleven formed ICON EAM, LLC (“ICON EAM”) for the purpose of leasing gas meters and accompanying data gathering equipment to EAM Assets, Ltd. (“EAM”), a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom.  We and Fund Eleven each contributed approximately $5,620,000 for a 50% ownership interest in ICON EAM.  EAM was unable to meet its conditions precedent to our obligations to perform under the master lease agreement.  Our Manager determined it was not in our best interest to enter into a work-out situation with EAM at that time.  All amounts funded to ICON EAM, in anticipation of purchasing the aforementioned equipment, had been deposited into an interest-bearing escrow account (the “Account”) controlled by ICON EAM's legal counsel.  In May 2007, the balance of the Account, inclusive of accreted interest, of approximately $13,695,000 was returned to us and Fund Eleven, of which our share was approximately $6,848,000.

On March 9, 2006, pursuant to the master lease agreement, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of and issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock.  The warrants are exercisable for five years after issuance and have a strike price of 1.50p.  At December 31, 2008, our Manager determined that the fair value of these warrants was $0.

Bedside Entertainment and Communication Terminals

On June 30, 2005, we, through our wholly-owned subsidiary, ICON Premier, LLC (“ICON Premier”), executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom in connection with our purchase of approximately 5,000 bedside entertainment and communication terminals.  On March 8, 2006, an amendment to the Lease was entered into to increase the maximum aggregate equipment purchase to approximately $15,825,000 (£8,077,685), inclusive of initial direct costs.  The equipment is installed in several National Health Service (“NHS”) hospitals in the United Kingdom.  Premier Telecom is one of four companies in the United Kingdom to receive the rights to install and operate the equipment in the hospitals, and it has the exclusive right to install and operate the equipment in thirteen hospitals.  The base term of the Lease, which commenced on January 1, 2006, is 84 months.  At December 31, 2005, we had purchased approximately $9,845,000 (£5,721,000) of bedside entertainment and communication terminals, inclusive of initial direct costs.

Between January and April 2006, ICON Premier purchased approximately $4,099,600 (£2,370,000) of additional bedside entertainment and communication terminals on lease to Premier Telecom. The equipment was installed in various NHS hospitals located throughout the United Kingdom.  The base lease term commenced on July 1, 2006 and continues for a period of 78 months.

On June 9, 2008, an amendment to the Lease was entered into to grant Premier Telecom a three-month rental payment holiday for the period of May 2008 through July 2008.  On October 1, 2008, a second amendment to the Lease (“Amendment No. 2”) was entered into to defer the rental payment due on September 2008.  Amendment No. 2 restructured the remaining rental payments schedule to reflect the aforementioned deferrals.

In October 2008, Pretel Group Limited ("Pretel"), the ultimate parent company of Premier Telecom, determined that a planned merger with a competitor was no longer viable.  In January 2009, ICON Premier reached an agreement with Pretel's equity holders in which ICON Premier acquired a 51% interest in Pretel in consideration of restructuring the lease financing between ICON Premier and Premier Telecom.  Once ICON Premier receives its return on investment, it has agreed to transfer control of Pretel back to its equity holders.

At December 31, 2008, ICON Premier recorded an allowance for doubtful accounts of $2,500,000 to more closely approximate the net realizable value of its investment in finance lease to the fair market value of the underlying leased assets.

United Kingdom Information Technology Equipment Portfolio

Summit Asset Management, Limited

On February 28, 2005, we entered into a participation agreement with Summit Asset Management, Ltd. (“SAM”) and acquired a 75% interest in the unguaranteed residual values of a portfolio of equipment on lease to various United Kingdom lessees.  These leases expire at various dates through August 30, 2009.  We do not have an interest in the equipment until the expiration of the initial lease term.  The portfolio is mainly comprised of information technology equipment, including laptops, desktops and printers. The purchase price, inclusive of initial direct costs, was approximately $2,843,000.

During the year ended December 31, 2006, we remarketed certain of our investments in unguaranteed residual values, with a cost basis of approximately $881,000. Of this amount, we realized proceeds of approximately $440,000 on sales of our interests in unguaranteed residual values with a cost basis of approximately $480,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $401,000, to leased equipment at cost.

During the year ended December 31, 2007, we remarketed certain of our investments in unguaranteed residual values, with a cost basis of approximately $1,188,000.  Of this amount, we realized proceeds of approximately $867,000 on sales of our interests in unguaranteed residual values with a cost basis of approximately $652,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $536,000, to leased equipment at cost.

During the year ended December 31, 2008, we remarketed certain of our investments in unguaranteed residual values, with a cost basis of approximately $174,000.  Of this amount, we realized proceeds of approximately $149,000 on sales of our interests in unguaranteed residual values with a cost basis of approximately $172,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $1,900, to leased equipment at cost.

Key Finance Group, Limited

During July 2006, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Key Finance Group, Ltd. (“Key Finance”) to acquire an interest in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom for approximately $782,000 (£422,000).  These leases have various expiration dates through March 2015.

Under the terms of the Purchase Agreement, we and Key Finance will receive residual proceeds up to the “bottom residual value,” as defined in the remarketing agreement.  We will then receive residual proceeds up to certain thresholds established in the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, once the portfolio’s return to us has exceeded the expected residual, any additional residual proceeds will be split equally between us and Key Finance.  As of December 31, 2008, 2007 and 2006, there was no residual sharing.

During the year ended December 31, 2007, we remarketed certain of our investments in unguaranteed residual values, with a cost basis of approximately $150,000.  We realized proceeds of approximately $175,000 on sales of our interests in unguaranteed residual values, which resulted in a gain on sale of approximately $25,000.

During the year ended December 31, 2008, we remarketed certain of our investments in unguaranteed residual values with a cost basis of approximately $143,000.  We realized proceeds of approximately $106,000 on sales of its interests in unguaranteed residual values, which resulted in a loss on sale of approximately $37,000.

Digital Mini-Labs

During December 2004, we acquired 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation (“Rite Aid”).  The leases expired at various times from November 2007 to September 2008.  At December 31, 2006, our Manager recorded an impairment of approximately $234,000 to more closely approximate the adjusted book value to the fair value of the equipment.

As of December 31, 2007, the lease that expired in November 2007 was extended on a month-to-month basis.  Subsequent to December 31, 2007, Rite Aid notified our Manager of its intent to return all the digital mini-labs that were subject to leases with Rite Aid.

During 2008, Rite Aid returned all of the digital mini-labs it previously had on lease.  Of this equipment, our Manager sold 81 digital mini-labs with a net book value of $729,000 for approximately $687,000 and we recognized a loss on the sale of equipment of approximately $42,000.  As of December 31, 2008, we reclassified the net book value of the remaining equipment returned by Rite Aid of $98,350 from an operating lease to equipment held for sale or lease, net.

Marine Vessels

On December 3, 2008, ICON Eagle Carina, a Singapore corporation wholly-owned by ICON Carina Holdings, a Marshall Islands limited liability company owned 35.7% by us and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the Eagle Carina, from Aframax Tanker II AS.  On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 of non-recourse debt was borrowed from Fortis Bank NV/SA (“Fortis”) and DVB Bank SE (“DVB”).  The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Carina Holdings paid an acquisition fee to our Manager of approximately $1,170,000 relating to this transaction, of which our share was approximately $418,000.

On December 3, 2008, ICON Eagle Corona, a Singapore corporation wholly-owned by ICON Corona Holdings, a Marshall Islands limited liability company owned 35.7% by us and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the Eagle Corona, from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 of non-recourse debt was borrowed from Fortis and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Corona Holdings paid an acquisition fee to our Manager of approximately $1,238,000 relating to this transaction, of which our share was approximately $442,000.

On June 26, 2007, we and Fund Twelve formed ICON Mayon, with ownership interests of 49% and 51%, respectively.  On July 24, 2007, ICON Mayon purchased a 98,507 DWT Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay.  The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and borrowings of approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp.  Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007.  The total capital contributions made to ICON Mayon were approximately $16,020,000, of which our share was approximately $7,548,000.

On January 13, 2005, we, through our wholly-owned subsidiary, ICON Containership III, acquired a container vessel, the M/V ZIM Italia (the “ZIM Italia”), from ZIM Integrated Shipping Services Ltd. (“ZIM Integrated”) and simultaneously entered into a bareboat charter with ZIM Integrated for the ZIM Italia.  The charter was for a period of 60 months with a charterer option for two 12-month extension periods.  The purchase price for the ZIM Italia was approximately $35,350,000, including approximately $26,150,000 of non-recourse debt.  On March 31, 2008, we sold our rights, title and interest in ICON Containership III to an unrelated third party for net proceeds of approximately $16,930,000, which was comprised of (i) a cash payment of approximately $27,500,000, (ii) cash value of restricted cash held by the lender of approximately $336,000, offset by (iii) the transfer of approximately $10,906,000 of non-recourse debt secured by an interest in the ZIM Italia.  Our obligations under the loan agreement were satisfied with the transfer of the non-recourse debt.  We realized a gain on the sale of approximately $6,741,000.

On June 24, 2004, we, through two wholly-owned subsidiaries, ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), acquired two container vessels, the ZIM Canada and the ZIM Korea, from ZIM.  We simultaneously entered into bareboat charters with ZIM for the ZIM Canada and the ZIM Korea.  The charters are for a period of 60 months with a charterer option for two 12-month extension periods.  The aggregate purchase price for the ZIM Canada and the ZIM Korea was approximately $70,700,000, including approximately $52,300,000 of non-recourse debt.  The non-recourse debt is cross-collateralized, has a term of 60 months and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year.  In connection with the closing of this transaction, we entered into an interest rate swap contract with Fortis in which the variable interest rate was swapped for a fixed interest rate of 5.37% per year.  The lender has a security interest in the ZIM Canada and the ZIM Korea and an assignment of the charter hire.  On July 1, 2008, we, through ICON Containership I and ICON Containership II, extended the bareboat charters (the “Extensions”) for the ZIM Canada and the ZIM Korea.  The bareboat charters for the ZIM Canada and the ZIM Korea, originally scheduled to expire in June 2009, will now expire on June 30, 2014.

Refrigeration Equipment

During July 2004, we purchased Hussmann refrigeration equipment that was on lease to PW Supermarkets, Inc. (“PW Supermarkets”) for approximately $1,310,000.  The lease term was for 24 months, with respect to a portion of the equipment, and 36 months with respect to the rest of the equipment.  PW Supermarkets had an option to extend the lease for an additional 12 months.

On June 29, 2006, we sold a portion of the refrigeration equipment previously on lease to PW Supermarkets with a net book value of approximately $225,000 for approximately $283,000.  With respect to this equipment, the lease was scheduled to expire during July 2006.  We paid an unrelated third party a remarketing fee of approximately $82,000, which was included in the determination of the net loss on the sale of this equipment of approximately $24,000.

During July 2007, PW Supermarkets extended an expiring lease with us for an additional 12 months.  Our Manager is required to perform a new lease classification test for any lease term extension to determine whether the lease should be classified as either a finance lease or an operating lease.  Based on our Manager’s lease classification test, the lease was classified as a finance lease, since the title to the equipment transferred to PW Supermarkets at the end of the lease.  On August 1, 2007, as a result of the lease classification test and in accordance with U.S. generally accepted accounting principles (“US GAAP”), we reclassified the net book value of approximately $96,000 from an operating lease to a finance lease.  On July 31, 2008, concurrent with the expiration of the lease extension, PW Supermarkets was transferred title to the refrigeration equipment.

Information Technology Equipment

On March 31, 2004, we and Fund Nine formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a 36-month lease with GEICO.  We and Fund Nine have ownership interests of 74% and 26%, respectively, in the joint venture.  On April 30, 2004, ICON GeicJV acquired the information technology equipment subject to lease for a total cost of approximately $5,853,000, of which our share was approximately $4,331,000.

During 2007, GEICO returned equipment with a cost basis of approximately $5,798,000 and extended on a month-to-month basis equipment with a cost basis of approximately $55,000.  Of the returned equipment, the joint venture sold equipment with a net book value of approximately $781,000.  The joint venture realized proceeds of approximately $775,000 and recognized a loss on the sale of equipment of approximately $6,000.  At December 31, 2007, the joint venture reclassified the remaining returned equipment, with a net book value of approximately $58,000, from an operating lease to equipment held for sale or lease, net.

During 2008, the joint venture sold all of the remaining equipment previously on lease to GEICO.  The joint venture realized proceeds of approximately $96,000 and recognized a gain on the sale of equipment of approximately $31,000.

Boeing 767 Aircraft Rotables

During September 2003, we acquired Boeing 767 aircraft rotables and accessories on lease to Flugfelagid Atlanta hf, which conducts business as Air Atlanta Icelandic ("Air Atlanta").  The lease expired on November 30, 2004 and we reclassified the assets from an operating lease to equipment held for sale or lease, net.

On March 1, 2006, we sold a portion of our Boeing 767 aircraft rotables and received proceeds of $1,865,000, which represented our net book value of the equipment.  Accordingly, no gain or loss was recognized on the sale. At September 30, 2006, our Manager determined, based upon negotiations with potential buyers, that our remaining aircraft rotables were impaired.  We recorded an impairment loss of approximately $441,000 to more closely approximate the adjusted book value to the fair value of the aircraft rotables, net of estimated selling costs.

On December 28, 2007, we sold the remaining Boeing 767 aircraft rotables with a net book value of approximately $18,000 for approximately $16,000 and recognized a loss on the sale of approximately $2,000.

Materials Handling and Manufacturing Equipment

On September 28, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of Texas Die, a wholly-owned subsidiary of MWU, for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.  On December 10, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of Monroe, a wholly-owned subsidiary of MWU, for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions with Texas Die and Monroe, Fund Eleven and Fund Twelve (together, with us, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of our Manager, entered into a Forbearance Agreement with MWU, Texas Die, Monroe and seven other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with us.  The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 shares of capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008.  As of December 31, 2008, our proportionate share of the warrants was 7.4%. At December 31, 2008, our Manager determined that the fair value of these warrants was $0.

On July 28, 2006, we were assigned and assumed the rights to a lease from Varilease Finance Group, Inc. (“Varilease”) for approximately $2,817,000.  Varilease was a party to a lease with Anchor for steering column production and assembly equipment.  The equipment is currently installed and operating at Anchor’s production facility.  The lease term expires on September 30, 2009.

On March 23, 2006, we were assigned and assumed the rights to a lease from Remarketing Services, Inc. (“Remarketing Services”), a related party, for approximately $594,000.  Remarketing Services was assigned and assumed the rights to a lease from Chancellor Fleet Corporation (“Chancellor”), an unrelated third party.  Chancellor was a party to a lease with Saturn Corporation (“Saturn”) for materials handling equipment.  The lease term expires on September 30, 2011.

Note Receivable on Financing Facility

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  In connection with the transaction, we received warrants for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrants are set to expire on April 6, 2014.  The financing facility was for a maximum amount of $93,500,000, of which we committed to invest up to $5,000,000. As of June 30, 2008, we had loaned approximately $4,367,000.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  We received approximately $4,437,000 from the repayment, which consisted of principal and interest accrued as of such date.  The repayment does not affect the warrants held by us and we retain our rights thereunder.

Notes Receivable Secured by Credit Card Machines

On November 25, 2008, ICON Northern Leasing, a joint venture among us, Fund Eleven and Fund Twelve, purchased the Notes and received an assignment of the underlying Master Loan and Security Agreement (the "MLSA") dated July 28, 2006.  We, Fund Eleven and Fund Twelve have ownership interests of 12.25%, 35%, and 52.75%, respectively.  The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000.  The Notes are secured by an underlying pool of leases for credit card machines.  The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000.  The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000.  Our share of the purchase price of the Notes was approximately $3,868,000 and we paid an acquisition fee to our Manager of approximately $36,000 relating to this transaction.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, "Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning in the first quarter of 2008.  The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial statements.  Our Manager is currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.  The resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007.  As we did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes.  In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.  The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results.  The preparation of financial statements in conformity with US GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.  We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable;
•	Initial direct costs;
•	Prepaid service fees;
•	Acquisition fees;
•	Foreign currency translation;
•	Warrants; and
•	Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Our Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, it determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumes, among other things, that the asset would be utilized normally in an open, unrestricted and stable market.  Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

For notes receivable, we use the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs.  Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on leased equipment classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans.  Costs on originated loans are reported as other current and other non-current assets.  Unearned income, discounts and premiums are amortized to income using the effective interest method.  Any interest receivable related to the unpaid principal is recorded separately from the outstanding balance.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable.  Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Prepaid Service Fees

We paid our Manager a formation fee calculated at 6.5% of the gross proceeds from the sale of our Shares.  In exchange for these fees, our Manager provided services related to the selection of and making investments in equipment using the offering proceeds.  Since these costs related to making investments in equipment, they were capitalized on our consolidated balance sheets and amortized to operations over an estimated period of 30 months during which time our Manager performed the aforementioned services.  These fees were fully amortized as of December 31, 2007.

Acquisition Fees

Subsequent to meeting certain criteria as defined in our LLC Agreement, we pay acquisition fees to our Manager equal to 3% of the purchase price for our investments.  These fees are capitalized and included in the cost of the investment.  We satisfied these criteria and, as of November 2008, we started paying acquisition fees to our Manager.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates.  Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed.  Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period.  Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

Warrants

Warrants held by us are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in the consolidated statements of operations.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of reducing hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates. These instruments are entered into only for hedging underlying exposures.  We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments.  SFAS No. 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value.  We recognize the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income, a component of members’ equity on the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2008 (“2008”) and 2007 (“2007”)

We are currently in our operating period, which is anticipated to last until April 2010, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.  During our operating period, we will continue to make investments with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members.  As our investments mature, we may reinvest the proceeds in additional investments in equipment.  We anticipate incurring gains or losses on our investments during our operating period.  Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense.  We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Revenue for 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Rental income	$20,063,725	$28,679,620	$(8,615,895)
Finance income	2,368,359	2,788,311	(419,952)
Income from investments in joint ventures	3,811,086	1,235,015	2,576,071
Net gain (loss) on sales of equipment and unguaranteed residual values	6,750,237	(384,310)	7,134,547
Net (loss) gain on foreign currency transactions	(61,854)	699,788	(761,642)
Interest and other income	562,333	463,925	98,408

Total revenue	$33,493,886	$33,482,349	$11,537

Total revenue for 2008 increased $11,537 as compared to 2007.  The increase in total revenue was primarily attributable to increases in the net gain on sales of equipment and income from investments in joint ventures, which was mostly offset by decreases in rental and finance income and a reduction in the net gain on foreign currency transactions.  The increase in the net gain on sales of equipment and unguaranteed residual values was largely due to the net gain on sale of equipment of approximately $6,741,000 resulting from the sale of ICON Containership III on March 31, 2008.  Our net loss on sales of equipment and unguaranteed residual values reported in 2007 resulted from a net loss of approximately $811,000 on the sale of the equipment previously on lease to CompUSA, which was partially offset by gains on sales of unguaranteed residual values in the SAM and Key Finance portfolios of approximately $433,000.  Income from investments in joint ventures increased largely due to (i) a full year impact from our investments in ICON Mayon, made in July 2007, and ICON Global Crossing V, made in December 2007, which contributed approximately $1,297,000 to this increase and (ii) the recognition of approximately $1,232,000 in foreign currency translation relating to our investments in ICON AeroTV and ICON EAM.  The decrease in rental income was primarily due to (i) the sale of ICON Containership III, which accounted for approximately $4,427,000 of the decrease, (ii) lower monthly rental payments resulting from the Extensions for the ZIM Canada and the ZIM Korea, which represented approximately $1,486,000, (iii) the sale of the equipment previously on lease to CompUSA in December 2007, which accounted for approximately $1,055,000, (iv) the sale of equipment previously on lease to Rite Aid during 2008, which accounted for approximately $1,023,000 and (v) the sale of the equipment previously on lease to GEICO, which contributed approximately $522,000 of the decrease in rental income.  The net gain on foreign currency transactions reported in 2007 related to (i) the impact of the change in foreign currency rates on the conversion of approximately $14,550,000 of distributions made from ICON Premier, ICON AeroTV and ICON EAM and (ii) a change in foreign currency rates of approximately 1% on a cash balance that was transferred from our pound sterling account in the United Kingdom to our U.S. dollar bank account in the United States.  We reported a net loss on foreign currency transactions in 2008 due to the change in foreign currency rates related to our existing pound sterling accounts.  The decrease in finance income was largely due to the effect of changes in foreign currency rates related to our lease with Premier Telecom, which resulted in a decrease of approximately $394,000.

Expenses for 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Management fees - Manager	$1,620,239	$2,054,110	$(433,871)
Administrative expense reimbursements - Manager	1,448,324	876,287	572,037
General and administrative	1,130,251	795,042	335,209
Interest	1,141,128	2,204,773	(1,063,645)
Loss on financial instruments	28,062	38,036	(9,974)
Depreciation and amortization	12,628,280	22,318,404	(9,690,124)
Bad debt expense	2,577,526	-	2,577,526

Total expenses	$20,573,810	$28,286,652	$(7,712,842)

Total expenses for 2008 decreased $7,712,842, or 27.3.%, as compared to 2007.  The decrease in total expenses was primarily due to decreases in depreciation and amortization expense and interest expense.  The decrease in depreciation and amortization expense was largely attributable to (i) the sale of ICON Containership III on March 31, 2008, which accounted for approximately $3,390,000,  (ii) the Extensions for the ZIM Canada and the ZIM Korea, (iii) our prepaid service fees, which were fully amortized by December 31, 2007 and represented approximately $1,019,000 of the decrease, (iv) the sale of equipment previously on lease to CompUSA on December 31, 2007, which accounted for approximately $774,000 and (v) the sale and return of assets previously on lease to Rite Aid during 2008, which accounted for approximately $542,000 of the decrease in depreciation and amortization expense.  The Extensions resulted in a decrease in depreciation expense of approximately $3,405,000 as monthly depreciation expense per vessel decreased from approximately $380,000 to approximately $96,000.  The decrease in interest expense was due to the sale of ICON Containership III, which transferred to the buyer the non-recourse debt outstanding of approximately $10,906,000, and the continued repayment of our non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea.  The decrease in management fees paid to our Manager was largely attributable to the decline in the number of our active investments.  The overall decrease in total expenses was partially offset by an allowance for doubtful accounts of $2,500,000 recorded in relation to our lease with Premier Telecom and an increase in administrative expense reimbursements paid to our Manager, which reflected the additional time spent by our Manager to administer our affairs as investments matured or were extended during 2008.

Minority Interest

Minority interest expense for 2008 was consistent with that reported for 2007.

Net Income

As a result of the foregoing changes from 2007 to 2008, net income for 2008 was $12,593,752 as compared to net income for 2007 of $4,887,060.  The net income per weighted average additional Share for 2008 and 2007 was $84.09 and $32.56, respectively.

Results of Operations for the Years Ended December 31, 2007 (“2007”) and 2006 (“2006”)

Revenue for 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006	Change
Rental income	$28,679,620	$27,069,091	$1,610,529
Finance income	2,788,311	1,324,246	1,464,065
Income from investments in joint ventures	1,235,015	1,257,324	(22,309)
Net (loss) gain on sales of equipment and unguaranteed residual values	(384,310)	46,613	(430,923)
Net gain on foreign currency transactions	699,788	31,327	668,461
Interest and other income	463,925	480,930	(17,005)

Total revenue	$33,482,349	$30,209,531	$3,272,818

Total revenue for 2007 increased $3,272,818, or 10.8%, as compared to 2006.  This increase was primarily attributable to increases in rental and finance income from our investments.  We purchased equipment on lease to Anchor and Global Crossing Group during 2006, which accounted for approximately $3,672,000 of additional rental income during 2007.  The increase was partially offset by the expiration of our lease with GEICO in March 2007, which accounted for a decrease in rental income of approximately $1,317,000 during 2007, and the reclassification of our lease with Premier Telecom from an operating lease to a finance lease in July 2006.  The reclassification of our lease with Premier Telecom represented 97% of our finance income for 2007 and contributed approximately $991,000 of the offsetting decrease in rental income.  The increase in the net gain on foreign currency transactions was primarily due to (i) the impact of the change in foreign currency rates on the conversion of approximately $14,550,000 of distributions made from ICON Premier, ICON AeroTV and ICON EAM and (ii) a change in foreign currency rates of approximately 1% on a cash balance that was transferred from our pound sterling bank account in the United Kingdom to our U.S. dollar bank account in the United States during July 2007.  The increase in net loss on sales of equipment primarily related to the sale of the equipment previously on lease to CompUSA during December 2007, which resulted in a loss of approximately $811,000, offset primarily by an increase in the number of equipment sales from our investments in residual values in the SAM and Key Finance portfolios.  During 2007, we recognized gains on sales of unguaranteed residual values of approximately $433,000 as compared to 2006 when we recognized gains on sales of unguaranteed residual values of approximately $69,000.  The decrease in income from investments in joint ventures primarily related to the early termination of the leases with AeroTV and EAM and the sale of the aircraft previously on lease to FedEx, which resulted in a decrease of approximately $515,000, offset by our investments in ICON Mayon and ICON Global Crossing V, which resulted in approximately $462,000 of additional income from investments in joint ventures.

Expenses for 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006	Change
Management fees - Manager	$2,054,110	$1,954,137	$99,973
Administrative expense reimbursements - Manager	876,287	977,228	(100,941)
General and administrative	795,042	612,308	182,734
Interest	2,204,773	2,908,938	(704,165)
Loss on financial instruments	38,036	-	38,036
Depreciation and amortization	22,318,404	24,968,628	(2,650,224)
Impairment loss	-	675,212	(675,212)

Total expenses	$28,286,652	$32,096,451	$(3,809,799)

Total expenses for 2007 decreased $3,809,799, or 11.9%, as compared to 2006.  The decrease was primarily due to decreases in depreciation and amortization expense and interest expense and an impairment loss recorded during 2006, which was partially offset by an increase in minority interest expense.  The decrease in depreciation and amortization expense was due to (i) the reclassification of our lease with Premier Telecom in July 2006 from an operating lease to a finance lease, (ii) the expiration of our lease with GEICO in March 2007, (iii) an impairment on the assets leased to Rite Aid as of December 31, 2006, (iv) an increase in the number of leases in the SAM portfolio reaching maturity, (v) the continued amortization of the prepaid service fees that were completely amortized in 2007 and (vi) the sale of a portion of the equipment on lease to PW Supermarkets in June 2006.  This decrease in depreciation and amortization expense was partially offset by the recognition of a full year of depreciation on the equipment leased to Global Crossing Group and Anchor, which was acquired in 2006.  The decrease in interest expense was due to the continued repayment of our non-recourse debt outstanding related to the ZIM Canada, the ZIM Korea and the ZIM Italia.  The decrease in impairment loss was due to our Manager’s decision during 2006 to record an impairment charge on our aircraft rotables and our digital mini-labs to reduce the book value to the fair market value of those respective assets.  The increase in general and administrative expense primarily related to fees paid to an unrelated third party for financing costs.  As the size of our investment portfolio increased, the services provided by our Manager increased, thereby resulting in an increase in the management fees paid to our Manager.  The overall decrease in administrative expense reimbursements reflected the decrease in time required by our Manager to administer our affairs.

Minority Interest

The increase in minority interest expense was primarily due to a full year of activity for ICON Global Crossing II, which was invested in on September 28, 2006.

Net Income (Loss)

As a result of the foregoing changes from 2006 to 2007, net income for 2007 was $4,887,060 as compared to a net loss for 2006 of $1,971,947.  The net income per weighted average additional Share for 2007 was $32.56 as compared to a net loss per weighted average additional Share for 2006 of $13.11.

Financial Condition

This section discusses the major balance sheet variances from 2008 compared to 2007.

Total Assets

Total assets decreased $33,909,551, from $122,908,748 at December 31, 2007 to $88,999,197 at December 31, 2008.  The decrease primarily related to the sale of ICON Containership III, which resulted in a decrease to leased equipment at cost of approximately $20,667,000, and the depreciation of our leased equipment, which contributed approximately $12,575,000 to the decrease in total assets.  The allowance for doubtful accounts recorded in relation to our lease with Premier Telecom, inclusive of the effect of changes in foreign currency rates on this lease, also contributed approximately $6,152,000 to the decrease in total assets.  In addition, the prepayment and termination of our financing facility with Solyndra resulted in a decrease in total assets of approximately $4,088,000.  This decrease was partially offset by an increase in investments in joint ventures, primarily our investments in ICON Northern Leasing, ICON Carina Holdings, and ICON Corona Holdings during the fourth quarter of 2008.

Current Assets

 Current assets decreased $1,790,558, from $6,907,866 at December 31, 2007 to $5,117,308 at December 31, 2008.  The decrease was primarily due to a decrease in the current portion of our finance lease with Premier Telecom, which reflected the allowance for doubtful accounts recorded in relation to this lease.  In addition, approximately $374,000 of the decrease in current assets was due to a reduction in restricted cash primarily resulting from the sale of ICON Containership III.

Total Liabilities

 Total liabilities decreased $27,315,414, from $35,833,475 at December 31, 2007 to $8,518,061 at December 31, 2008.  The decrease primarily related to the scheduled repayment of our non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea.  In addition, we transferred the non-recourse debt outstanding of approximately $10,906,000 in connection with the sale of ICON Containership III.

Current Liabilities

 Current liabilities decreased $13,348,005, from $21,866,066 at December 31, 2007 to $8,518,061 at December 31, 2008.  The decrease was largely due to the repayment of $5,000,000 on our revolving line of credit during 2008 and the continued repayment of our non-recourse debt as discussed above.

Members’ Equity

Members’ equity decreased $5,797,921, from $84,105,073 at December 31, 2007 to $78,307,152 at December 31, 2008.  The decrease was largely due to distributions paid to our members of $12,881,592 and an unrealized loss on foreign currency translations of $5,002,496 recorded in accumulated other comprehensive (loss) income, which was partially offset by net income reported in 2008 of $12,593,752.

Liquidity and Capital Resources

Summary

At December 31, 2008 and 2007, we had cash and cash equivalents of $3,784,794 and $4,448,826, respectively.  During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities.  During our operating period, our main source of cash has been and will continue to be from operating activities.  Our main use of cash during our operating period has been and will continue to be in investing and financing activities.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits.  We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2008	2007	2006

Net cash provided by (used in):

Operating activities	$7,721,643	$15,091,188	$6,505,514
Investing activities	11,936,397	(7,006,983)	(14,917,990)
Financing activities	(20,265,085)	(9,271,294)	(10,126,783)
Effects of exchange rates on cash and cash equivalents	(56,987)	426	(4,104)

Net decrease in cash and cash equivalents	$(664,032)	$(1,186,663)	$(18,543,363)

Note: See the Consolidated Statements of Cash Flows included in Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

           Sources of cash

Sources of cash from operating activities decreased $7,369,545, from $15,091,188 in 2007 to $7,721,643 in 2008.  The decrease primarily related to (i) a four-month rental payment holiday in connection with our lease with Premier Telecom during 2008, (ii) the termination of our lease with CompUSA in December 2007, which accounted for approximately $1,055,000 of the decrease and (iii) the return of the digital mini-labs previously on lease to Rite Aid during 2008, which accounted for approximately $1,023,000 of the decrease.  This decrease was partially offset by the addition of our leases with Texas Die and Monroe during September and December 2007, respectively, as well as our investments in ICON Global Crossing V and ICON Northern Leasing.

Sources of cash from operating activities increased $8,585,674, from $6,505,514 in 2006 to $15,091,188 in 2007.  The increase primarily related to the collection of additional receivables of approximately $3,617,000 from our operating and finance leases and the collection of a VAT receivable of approximately $2,734,000.

Our main source of cash from operating activities in 2007 and 2006 was the collection of receivables from our operating and finance leases (primarily our leases with Premier Telecom, Global Crossing, Rite Aid and CompUSA) of approximately $14,695,000 and $11,078,000, respectively.

Investing Activities

            Sources of cash

Sources of cash from investing activities increased $10,763,510, from $14,706,340 in 2007 to $25,469,850 in 2008.  The increase was primarily related to approximately $14,863,000 of additional proceeds collected during 2008 as compared to 2007 from sales of equipment and unguaranteed residual values (primarily the sale of ICON Containership III).  In addition, we collected the note receivable of approximately $4,367,000 related to the financing facility with Solyndra during 2008.  This increase was partially offset by a decrease in distributions received from joint ventures of approximately $8,467,000 related to our investments in ICON AeroTV, ICON EAM, ICON Premier, and Aircraft 46837.  Our initial investments in ICON AeroTV and ICON EAM were returned to us in May 2007.  Aircraft 46837 was liquidated following the sale of the aircraft previously on lease to FedEx in March 2007.

Sources of cash from investing activities increased $9,039,142, from $5,667,198 in 2006 to $14,706,340 in 2007.  The increase primarily related to additional distributions received from joint ventures of approximately $9,333,000 related to our investments in ICON AeroTV, ICON EAM, and ICON Global Crossing and Aircraft 46837.

Our sources of cash from investing activities in 2006 consisted of proceeds of approximately $2,778,000 from sales of equipment and unguaranteed residual values, distributions from joint ventures of approximately $2,156,000 related to our investments in ICON Global Crossing and ICON AeroTV, and a cash transfer from escrow deposits of approximately $734,000 related to the closing of ICON Premier’s escrow account.

Uses of cash

Uses of cash in investing activities decreased $8,179,870, from $21,713,323 in 2007 to $13,533,453 in 2008.  The decrease primarily related to a reduction in the volume of investments we made during 2008 as we had already invested the net proceeds from our offering and were slowly reinvesting the cash flow from those investments, as well as the impact of the repayment of the financing facility with Solyndra.

Uses of cash in investing activities increased $1,128,135, from $20,585,188 in 2006 to $21,713,323 in 2007.  The increase primarily related to our investments in joint ventures of approximately $13,506,000 related to ICON Mayon and ICON Global Crossing V and our investment of approximately $4,202,000 in the financing facility with Solyndra.  This increase was partially offset by a net decrease of approximately $15,790,000 in our investments in equipment during 2007.

Our primary use of cash in investing activities in 2006 was our investment in equipment in the amount of approximately $19,795,000 related to the acquisitions of equipment in connection with our leases with Global Crossing, Anchor, Saturn and Premier Telecom.

Financing Activities

Sources of cash

Our source of cash from financing activities decreased from $5,000,000 in 2007 to $0 in 2008 because we did not borrow under our revolving line of credit with CB&T during 2008.

 Our source of cash from financing activities increased $1,159,124, from $3,840,876 in 2006 to $5,000,000 in 2007.  The increase was primarily due to proceeds from our revolving line of credit with CB&T.

Our sources of cash from financing activities in 2006 consisted of contributions made by the minority interest holders in ICON Global Crossing II of approximately $3,841,000.

Uses of cash

Uses of cash in financing activities increased $5,993,791, from $14,271,294 in 2007 to $20,265,085 in 2008.  The increase primarily related to the repayment of our $5,000,000 borrowing under our revolving line of credit with CB&T and the scheduled repayment of our non-recourse debt outstanding during 2008.

Uses of cash in financing activities increased $303,635, from $13,967,659 in 2006 to $14,271,294 in 2007.  The increase was primarily due to additional distributions of approximately $422,000 paid from ICON Global Crossing II and ICON GeicJV to other joint venture parties.

Our primary uses of cash in financing activities in 2006 were distributions paid to our members of approximately $12,935,000, distributions to other joint venture parties in ICON Global Crossing II and ICON GeicJV of approximately $647,000 and the redemption of approximately $386,000 of Shares.

Sources of Liquidity

Cash generated by our operating activities continues to be our most significant source of liquidity during our operating period.  We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the year ended December 31, 2009, including distributions to our members, the repayment of principal and interest on our non-recourse debt obligations, general and administrative expenses, management fees and administrative expense reimbursements.  We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of operations, as well as cash received from our investments at maturity.  In addition, our revolving line of credit has $23,815,000 available as of December 31, 2008 for additional working capital needs or new investment opportunities.  Our revolving line of credit is discussed in further detail in the Financings and Borrowings section below.

As discussed above, we anticipate being able to meet our liquidity requirements into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.  See “Item 1A. Risk Factors.”

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2008 of $7,076,252.  All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.

Revolving Line of Credit, Recourse

We, along with Fund Eight B, Fund Nine, Fund Eleven and Fund Twelve (entities sponsored and managed by our Manager) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T.  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year.  The interest rate at December 31, 2008 was 3.25%.  In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,185,000 at December 31, 2008.  We had no borrowings outstanding under the Facility as of such date.  The balances of $1,185,000 and $5,000,000 were borrowed by Fund Eight B and Fund Eleven, respectively. On February 26, 2009, Fund Eleven borrowed an additional $600,000 under the Facility.  For additional information, see Note 10 to our consolidated financial statements.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members starting with the first month after each member’s admission and we expect to continue to pay such distributions until the end of our operating period.  We paid distributions to our additional members of $12,752,775, $12,778,769, and $12,805,418, respectively, for the years ended December 31, 2008, 2007 and 2006.  Additionally, we paid distributions to our Manager of $128,817, $129,078, and $129,348, respectively, for the years ended December 31, 2008, 2007 and 2006.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2008, we had non-recourse debt obligations.  The lender has a security interest in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee.  If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At December 31, 2008, our outstanding non-recourse long-term indebtedness was $7,076,252.  We are a party to the Facility, as discussed in the Financing and Borrowings section above.  We had no borrowings outstanding under the Facility at December 31, 2008.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2008:

	Payments Due
		Less Than 1
	Total	Year
Non-recourse debt	$7,076,252	$7,076,252
Non-recourse interest	127,626	127,626

	$7,203,878	$7,203,878

On September 28, 2007 and December 10, 2007, we completed our simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of Texas Die and Monroe.  Simultaneously with the closing of the transactions with Texas Die and Monroe, Fund Eleven and Fund Twelve completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at December 31, 2008 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

In connection with the acquisitions of the Eagle Carina and the Eagle Corona, we, through ICON Carina Holdings and ICON Corona Holdings, maintain two restricted cash accounts with Fortis.  These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET and the repayments on the non-recourse long-term debt to Fortis and DVB.  The free cash for ICON Carina Holdings and ICON Corona Holdings remain in the restricted cash accounts until $500,000 is funded into each account.  Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.  As of December 31, 2008, no amounts were deposited into the restricted cash accounts.

Off-Balance Sheet Transactions

On November 25, 2008, we, through ICON Northern Leasing, purchased the Notes and received an assignment of the MLSA.  The Notes are secured by an underlying pool of leases for credit card machines and Northern Leasing Systems, Inc., the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $6,355,000.

Subsequent Events

On January 5, 2009, we, through ICON Corona Holdings, entered into an interest rate swap contract with Fortis in order to hedge the variable interest rate on its non-recourse long-term debt.

On January 30, 2009, ICON Premier restructured its lease financing with Premier Telecom in exchange for control of Pretel until such time as ICON Premier receives its expected return on its investment.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict.  If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways.  We do not currently have or expect to have rent escalation clauses tied to inflation in our leases.  The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase significantly, leases already in place would generally not be affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

We currently have three outstanding notes payable, two of which are non-recourse debt and the other is associated with our recourse revolving line of credit.  With respect to the non-recourse debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  After giving effect to the swap agreements, we have a fixed interest rate of 5.37% per year.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of December 31, 2008 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to variable interest and, under which we have no outstanding borrowings, our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We lease equipment for use by domestic and foreign lessees outside of the United States. Although certain of our transactions are denominated in pounds sterling, substantially all of our transactions are denominated in the U.S. dollar, therefore reducing our risk to currency translation exposures.  To date, our exposure to exchange rate volatility has not been significant.  There can be no assurance that currency translation exposures will not have a material impact on our financial position, results of operations or cash flow in the future.

To hedge our variable interest rate risk, we have and may in the future enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate.  In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings.  However, we will be exposed to and will manage credit risk associated with our counterparties to our swap agreements by dealing only with institutions our Manager considers financially sound.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Income Fund Ten, LLC

We have audited the accompanying consolidated balance sheets of ICON Income Fund Ten, LLC (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the two years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Ten, LLC at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

March 31, 2009
New York, New York

The Members of
ICON Income Fund Ten, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated statements of operations, changes in members’ equity, and cash flows of ICON Income Fund Ten, LLC (a Delaware limited liability company) and subsidiaries for the year ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ICON Income Fund Ten, LLC and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

March 29, 2007
New York, New York

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2008	2007
Current assets
Cash and cash equivalents	$3,784,794	$4,448,826
Current portion of net investment in finance leases	725,220	1,491,424
Equipment held for sale or lease, net	98,350	57,688
Restricted cash	226,882	600,802
Interest rate swap contracts	-	39,703
Other current assets	282,062	269,423

Total current assets	5,117,308	6,907,866

Non-current assets
Net investment in finance leases, less current portion	6,916,347	12,085,323
Leased equipment at cost (less accumulated depreciation of
$47,649,844 and $58,125,917, respectively)	45,553,277	79,660,369
Note receivable	-	4,087,568
Investments in joint ventures	30,591,890	18,691,374
Investments in unguaranteed residual values	754,090	1,071,031
Other non-current assets, net	66,285	405,217

Total non-current assets	83,881,889	116,000,882

Total Assets	$88,999,197	$122,908,748

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$7,076,252	$16,327,680
Revolving line of credit, recourse	-	5,000,000
Interest rate swap contracts	88,214	-
Deferred revenue	48,699	32,985
Due to Manager and affiliates	1,048,301	171,268
Accrued expenses and other current liabilities	256,595	334,133

Total current liabilities	8,518,061	21,866,066

Non-current liabilities
Non-recourse long-term debt, less current portion	-	13,967,409

Total Liabilities	8,518,061	35,833,475

Minority Interest	2,173,984	2,970,200

Commitments and contingencies (Note 19)

Members' Equity
Manager	(484,924)	(482,044)
Additional Members	81,937,867	82,346,128
Accumulated other comprehensive (loss) income	(3,145,791)	2,240,989

Total Members' Equity	78,307,152	84,105,073

Total Liabilities and Members' Equity	$88,999,197	$122,908,748

See accompanying notes to the consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
Revenue:
Rental income	$20,063,725	$28,679,620	$27,069,091
Finance income	2,368,359	2,788,311	1,324,246
Income from investments in joint ventures	3,811,086	1,235,015	1,257,324
Net gain (loss) on sales of equipment and unguaranteed residual values	6,750,237	(384,310)	46,613
Net (loss) gain on foreign currency transactions	(61,854)	699,788	31,327
Interest and other income	562,333	463,925	480,930

Total revenue	33,493,886	33,482,349	30,209,531

Expenses:
Management fees - Manager	1,620,239	2,054,110	1,954,137
Administrative expense reimbursements - Manager	1,448,324	876,287	977,228
General and administrative	1,130,251	795,042	612,308
Interest	1,141,128	2,204,773	2,908,938
Loss on financial instruments	28,062	38,036	-
Depreciation and amortization	12,628,280	22,318,404	24,968,628
Bad debt expense	2,577,526	-	-
Impairment loss	-	-	675,212

Total expenses	20,573,810	28,286,652	32,096,451

Income (loss) before minority interest	12,920,076	5,195,697	(1,886,920)

Minority interest	(326,324)	(308,637)	(85,027)

Net income (loss)	$12,593,752	$4,887,060	$(1,971,947)

Net income (loss) allocable to:
Additional Members	$12,467,815	$4,838,189	$(1,952,228)
Manager	125,937	48,871	(19,719)

	$12,593,752	$4,887,060	$(1,971,947)

Weighted average number of additional
shares of limited liability company interests outstanding	148,275	148,575	148,880

Net income (loss) per weighted average additional
share of limited liability company interests	$84.09	$32.56	$(13.11)

See accompanying notes to the consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

	Additional Shares
	of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Managing Member	Comprehensive (Loss) Income	Members' Equity
Opening balance, January 1, 2006	149,174	$105,724,368	$(252,770)	$(22,194)	$105,449,404
Net loss		(1,952,228)	(19,719)		(1,971,947)
Unrealized gain on warrants				538,072	538,072
Change in valuation of interest
rate swap contracts				(243,456)	(243,456)
Currency translation adjustments				3,319,299	3,319,299
Comprehensive income					1,641,968
Redemption of additional shares
of limited liability company interests	(444)	(385,563)			(385,563)
Cash distributions to members	-	(12,805,418)	(129,348)	-	(12,934,766)

Balance, December 31, 2006	148,730	90,581,159	(401,837)	3,591,721	93,771,043

Net income		4,838,189	48,871		4,887,060
Unrealized loss on warrants				(538,072)	(538,072)
Change in valuation of interest
rate swap contracts				(1,066,151)	(1,066,151)
Currency translation adjustments				253,491	253,491
Comprehensive income					3,536,328
Redemption of additional shares
of limited liability company interests	(351)	(294,451)			(294,451)
Cash distributions to members	-	(12,778,769)	(129,078)	-	(12,907,847)

Balance, December 31, 2007	148,379	82,346,128	(482,044)	2,240,989	84,105,073

Net income		12,467,815	125,937		12,593,752
Change in valuation of interest
rate swap contracts				(384,284)	(384,284)
Currency translation adjustments				(5,002,496)	(5,002,496)
Comprehensive income					7,206,972
Redemption of additional shares
of limited liability company interests	(148)	(123,301)			(123,301)
Cash distributions to members	-	(12,752,775)	(128,817)	-	(12,881,592)

Balance, December 31, 2008	148,231	$81,937,867	$(484,924)	$(3,145,791)	$78,307,152

See accompanying notes to the consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$12,593,752	$4,887,060	$(1,971,947)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(11,722,647)	(17,662,094)	(17,568,000)
Finance income	(2,368,359)	(2,788,311)	(1,324,246)
Income from investments in joint ventures	(3,811,086)	(1,235,015)	(1,257,324)
Net (gain) loss on sales of equipment and unguaranteed residual values	(6,750,237)	384,310	(46,613)
Depreciation and amortization	12,628,280	22,318,404	24,968,628
Bad debt expense	2,577,526	-	-
Impairment loss	-	-	675,212
Interest expense on non-recourse financing paid directly
to lenders by lessees	908,972	2,042,917	2,716,822
Interest expense from amortization of debt financing costs	185,254	154,704	146,581
Minority interest	326,324	308,637	85,027
Loss on financial instruments	28,062	38,036	-
Changes in operating assets and liabilities:
Collection of finance leases	2,035,245	3,966,041	1,521,176
Restricted cash	37,868	-	-
Other assets, net	(91,697)	2,208,972	(837,228)
Deferred revenue	(1,913)	(288,405)	56,202
Due to Manager and affiliates, net	173,634	110,997	72,290
Accrued expenses and other current liabilities	(313,396)	125,613	(731,066)
Distributions to/from minority interest holders and joint ventures	1,286,061	519,322	-

Net cash provided by operating activities	7,721,643	15,091,188	6,505,514

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	18,081,200	3,218,093	2,777,812
Distributions received from joint ventures	3,021,595	11,488,247	2,155,594
Repayment of note receivable	4,367,055	-	-
Investment in note receivable	(164,822)	(4,202,233)	-
Purchase of equipment	-	(4,004,904)	(19,795,159)
Investment in unguaranteed residual values	-	-	(782,177)
Investments in joint ventures	(13,368,631)	(13,506,186)	(7,852)
Restricted cash provided	-	-	733,792

Net cash provided by (used in) investing activities	11,936,397	(7,006,983)	(14,917,990)

Cash flows from financing activities:
Proceeds from revolving line of credit	-	5,000,000	-
Repayment of revolving line of credit	(5,000,000)	-	-
Repayments of non-recourse long-term debt	(1,463,976)	-	-
Cash distributions to members	(12,881,592)	(12,907,847)	(12,934,766)
Redemption of additional shares of limited liability company interests	(123,301)	(294,451)	(385,563)
Minority interest contribution in joint venture	-	-	3,840,876
Distributions to minority interest holders in joint ventures	(796,216)	(1,068,996)	(647,330)

Net cash used in financing activities	(20,265,085)	(9,271,294)	(10,126,783)

Effects of exchange rates on cash and cash equivalents	(56,987)	426	(4,104)

Net decrease in cash and cash equivalents	(664,032)	(1,186,663)	(18,543,363)
Cash and cash equivalents, beginning of the year	4,448,826	5,635,489	24,178,852

Cash and cash equivalents, end of the year	$3,784,794	$4,448,826	$5,635,489

See accompanying notes to the consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$11,722,647	$17,662,094	$17,568,000
Transfer of leased equipment at cost to equipment held for
sale or lease, net	$395,350	$708,505	$-
Transfer from restricted cash to leased equipment at cost	$-	$-	$1,599,797
Transfer from investments in unguaranteed residual values to
leased equipment at cost	$1,935	$536,160	$400,388
Transfer from leased equipment at cost to net investment in
finance leases	$-	$95,542	$13,695,359
Transfer of non-recourse long-term debt in connection with
sale of subsidiary	$10,906,321	$-	$-

See accompanying notes to the consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

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

The LLC’s principal objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) acquires a diversified portfolio by making investments in leases and other financing transactions; (ii) makes monthly cash distributions, at the Manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) reinvests substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period.

The manager of the LLC is ICON Capital Corp. (the “Manager”), a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC enters into pursuant to the terms of the LLC’s amended and restated operating agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The initial capitalization of the LLC was $1,000 contributed by the Manager.  The LLC offered shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital from additional members. The LLC commenced business operations on its initial closing date, August 22, 2003, with the admission of investors holding 5,066 Shares, representing $5,065,736 of capital contributions.  Between August 23, 2003 and April 5, 2005, the final closing date, the LLC admitted investors holding 144,928 Shares representing $144,928,766 of capital contributions, bringing the total Shares to 149,994 representing $149,994,502 of capital contributions.  In addition, pursuant to the terms of the LLC’s offering, the LLC established a reserve in the amount of 1.0% of the gross offering proceeds, or $1,449,945.  For the year ended December 31, 2008, the LLC redeemed 148 Shares, leaving 148,231 Shares outstanding as of such date.

The LLC invested most of the net proceeds from its offering in equipment subject to leases, other financing transactions and residual ownership rights in items of leased equipment.  After the net offering proceeds were invested, additional investments will be made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner is called "reinvestment."  The LLC currently anticipates investing in equipment leases, other financing transactions and residual ownership rights in items of leased equipment from time to time until April 2010, unless that date is extended, at the Manager’s sole discretion, for up to an additional three years.  After the operating period, the LLC will sell its assets in the ordinary course of business during the liquidation period.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(1)	Organization - continued

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions.  Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital account to zero and (b) received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital account. After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC's investments in joint ventures are subject to its impairment review policy.

In joint ventures where the LLC’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated.  Minority interest represents the minority owner’s proportionate share of its equity in the joint venture.  The minority interest is adjusted for the minority owner’s share of the earnings, losses and distributions of the joint venture.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Restricted cash consists of time deposits held by the lender for the difference in the monthly rental payments and the related debt service of the LLC’s non-recourse debt.

The LLC's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits.  The LLC has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with these customers, contractual payments are dependent upon the financial stability of the industry segments in which they operate.  See Note 15 for concentrations of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and derivative obligations are reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other current and other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 3 to 5 years to the asset’s residual value.

The Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, it determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s impairment review policy.

The residual value assumes, among other things, that the asset would be utilized normally in an open, unrestricted and stable market.  Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs.  The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Held for Sale or Lease, Net

Equipment held for sale or lease is recorded at the lower of cost or estimated fair value, less anticipated costs to sell, and consists of equipment previously leased to end users which has been returned to the LLC following lease expiration.

Equipment held for sale is not depreciated and related deferred costs are not amortized.  Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment; however, any such adjustment would not exceed the original carrying value of the equipment held for sale.

Prepaid Service Fees

The LLC paid the Manager a formation fee calculated at 6.5% of the gross proceeds from the sale of Shares.  In exchange for these fees, the Manager provided services related to the selection of and making investments in equipment using the offering proceeds.  Since these costs related to making investments in equipment, they were capitalized on the LLC’s consolidated balance sheet and amortized to operations over an estimated period of 30 months during which time the Manager performed the aforementioned services.  These fees were fully amortized as of December 31, 2007.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Unguaranteed Residual Values

The LLC carries its investments in unguaranteed residual values at cost.  The net book value is equal to or less than fair value at each reporting period and is subject to the LLC's impairment review policy.

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.   Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

For notes receivable, the LLC uses the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends.  The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans.  Costs on originated loans are reported as other current and other non-current assets.  Unearned income, discounts and premiums are amortized to income using the effective interest method.  Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable.  Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Acquisition Fees

Subsequent to meeting certain criteria as defined in the LLC Agreement, the LLC pays acquisition fees to the Manager equal to 3% of the purchase price for the LLC’s investments.  These fees are capitalized and included in the cost of the investment.  The LLC satisfied these criteria and, as of November 2008, the LLC started paying acquisition fees to its Manager.

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

Per Share Data

Net income (loss) per Share is based upon the weighted average number of additional Shares outstanding during the year.

Share Redemption

The LLC may, at its discretion, redeem Shares from a limited number of its additional members, as provided for in the LLC Agreement.  The redemption price for any Shares approved for redemption is based upon a formula, as provided in the LLC Agreement.  Additional members are required to hold their Shares for at least one year before redemptions will be permitted.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in members’ equity and accumulated other comprehensive income (loss) and consists of net income (loss) and other gains and losses affecting members’ equity that are excluded from net income (loss).

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Warrants

Warrants held by the LLC are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in the consolidated statements of operations.  The impact on the statement of operations was not material for any year presented.

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of reducing hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates.  The LLC enters into these instruments only for hedging underlying exposures.  The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments.  SFAS No. 133, as amended, requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value.  The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income, a component of members’ equity on the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates.  Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed.  Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period.  Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, "Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the LLC beginning in the first quarter of 2008.  The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the LLC’s consolidated financial statements.  The Manager is currently evaluating the impact that SFAS No. 157 will have on the LLC’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.  The resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007.  As the LLC did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the LLC’s consolidated financial statements.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes.  In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.  The adoption of SFAS No. 141(R) will change the LLC’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged.  Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the LLC’s financial condition, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2008 and 2007:

	2008	2007
Minimum rents receivable, net	$10,650,349	$19,718,864
Estimated residual values	1,596,832	2,202,744
Initial direct costs, net	72,269	140,650
Unearned income	(4,677,883)	(8,485,511)

Net investment in finance leases	7,641,567	13,576,747

Less: Current portion of net investment in finance leases	725,220	1,491,424

Net investment in finance leases, less current portion	$6,916,347	$12,085,323

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(3)	Net Investment in Finance Leases - continued

Refrigeration Equipment

During July 2004, the LLC purchased Hussmann refrigeration equipment that was on lease to PW Supermarkets, Inc. (“PW Supermarkets”) for approximately $1,310,000.  The lease term was for 24 months, with respect to a portion of the equipment, and 36 months with respect to the rest of the equipment.  PW Supermarkets had an option to extend the lease for an additional 12 months.

On June 29, 2006, the LLC sold a portion of the refrigeration equipment previously on lease to PW Supermarkets with a net book value of approximately $225,000 for approximately $283,000.  With respect to this equipment, the lease was scheduled to expire during July 2006.  The LLC paid an unrelated third party a remarketing fee of approximately $82,000, which was included in the determination of the net loss on the sale of this equipment of approximately $24,000.

During July 2007, PW Supermarkets extended an expiring lease for an additional 12 months.  Based on the Manager’s lease classification test, the lease was classified as a finance lease since the title to the equipment transferred to PW Supermarkets at the end of the lease.  On August 1, 2007, as a result of the lease classification test and in accordance with US GAAP, the LLC reclassified the net book value of approximately $96,000 from an operating lease to a finance lease.  On July 31, 2008, concurrent with the expiration of the lease extension, PW Supermarkets was transferred title to the refrigeration equipment.

Bedside Entertainment and Communication Terminals

On June 30, 2005, the LLC, through its wholly-owned subsidiary, ICON Premier, LLC (“ICON Premier”), executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom Contracts Limited (“Premier Telecom”) in connection with the LLC’s purchase of approximately 5,000 bedside entertainment and communication terminals.  On March 8, 2006, an amendment to the Lease was entered into to increase the maximum aggregate equipment purchase to approximately $15,825,000 (£8,077,685), inclusive of initial direct costs.  The equipment is installed in several National Health Service (“NHS”) hospitals in the United Kingdom.  Premier Telecom is one of four companies in the United Kingdom to receive the rights to install and operate the equipment in the hospitals, and it has the exclusive right to install and operate the equipment in thirteen hospitals.  The base term of the Lease, which commenced on January 1, 2006, is for 84 months.  At December 31, 2005, the LLC had purchased approximately $9,845,000 (£5,721,000) of bedside entertainment and communication terminals, inclusive of initial direct costs.

Between January and April 2006, ICON Premier purchased approximately $4,099,600 (£2,370,000) of additional bedside entertainment and communication terminals on lease to Premier Telecom.  The equipment was installed in various NHS hospitals located throughout the United Kingdom.  The lease term commenced on January 1, 2006 and continues for a period of 78 months.

On June 9, 2008, an amendment to the Lease was entered into to grant Premier Telecom a three-month rental payment holiday for the period of May 2008 through July 2008.  On October 1, 2008, a second amendment to the Lease (“Amendment No. 2”) was entered into to defer the rental payment due on September 2008.  Amendment No. 2 restructured the remaining rental payments schedule to reflect the aforementioned deferrals.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(3)	Net Investment in Finance Leases - continued

In October 2008, Pretel Group Limited ("Pretel"), the ultimate parent company of Premier Telecom, determined that a planned merger with a competitor was no longer viable.  In January 2009, ICON Premier reached an agreement with Pretel's equity holders in which ICON Premier acquired a 51% interest in Pretel in consideration of restructuring the lease financing between ICON Premier and Premier Telecom.  Once ICON Premier receives its return on investment, it has agreed to transfer control of Pretel back to its equity holders.

At December 31, 2008, ICON Premier recorded an allowance for doubtful accounts of $2,500,000 to more closely approximate the net realizable value of its investment in finance lease to the fair market value of the underlying leased assets.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at December 31, 2008:

Years Ending December 31,
2009	$725,220
2010	3,308,376
2011	3,308,376
2012	3,308,376
$10,650,348

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2008 and 2007:

	2008	2007
Marine vessels	$70,987,238	$106,435,208
Telecommunications equipment	13,884,669	13,884,669
Materials handling and manufacturing equipment	8,278,522	8,278,522
Digital mini-labs	-	8,863,740
Information technology equipment	52,692	324,147

	93,203,121	137,786,286
Less: Accumulated depreciation	(47,649,844)	(58,125,917)

	$45,553,277	$79,660,369

Depreciation expense was $12,574,832, $21,234,184, and $21,685,689 for the years ended December 31, 2008, 2007 and 2006, respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

Marine Vessels

On June 24, 2004, the LLC, through two wholly-owned subsidiaries, ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), acquired two container vessels, the M/V ZIM Canada (the “ZIM Canada”) and the M/V ZIM Korea (the “ZIM Korea”), from ZIM Israel Navigation Co. Ltd. (“ZIM”).  The LLC simultaneously entered into bareboat charters with ZIM for the ZIM Canada and the ZIM Korea.  The charters are for a period of 60 months with a charterer option for two 12-month extension periods.  The aggregate purchase price for the ZIM Canada and the ZIM Korea was approximately $70,700,000, including approximately $52,300,000 of non-recourse debt.  The non-recourse debt is cross-collateralized, has a term of 60 months and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year.  In connection with the closing of this transaction, the LLC entered into an interest rate swap contract with Fortis Bank NV/SA, New York Branch (“Fortis”) in which the variable interest rate was swapped for a fixed interest rate of 5.37% per year.  The lender has a security interest in the ZIM Canada and the ZIM Korea and an assignment of the charter hire.  On July 1, 2008, the LLC, through ICON Containership I and ICON Containership II, extended the bareboat charters for the ZIM Canada and the ZIM Korea.  The bareboat charters, originally scheduled to expire in June 2009, will now expire on June 30, 2014.

On January 13, 2005, the LLC, through its wholly-owned subsidiary, ICON Containership III, LLC (“ICON Containership III”), acquired a container vessel, the M/V ZIM Italia (the “ZIM Italia”), from ZIM Integrated Shipping Services Ltd. (“ZIM Integrated”) and simultaneously entered into a bareboat charter with ZIM Integrated for the ZIM Italia.  The charter was for a period of 60 months with a charterer option for two 12-month extension periods.  The purchase price for the ZIM Italia was approximately $35,350,000, including approximately $26,150,000 of non-recourse debt.  On March 31, 2008, the LLC sold its rights, title and interest in ICON Containership III to an unrelated third party (the “Purchaser”) for net proceeds of approximately $16,930,000, which was comprised of (i) a cash payment of approximately $27,500,000, (ii) cash value of restricted cash held by the lender of approximately $336,000, offset by (iii) the transfer of approximately $10,906,000 of non-recourse debt secured by an interest in the ZIM Italia.  The LLC’s obligations under the loan agreement were satisfied with the transfer of the non-recourse debt.  The LLC realized a gain on the sale of approximately $6,741,000.

Telecommunications Equipment

During December 2004 and March 2005, the LLC acquired Mitel Networks 3340 Global Branch Office Solution phone systems subject to a lease with CompUSA, Inc. (“CompUSA”).  On December 31, 2007, the Manager sold all of the phone systems on lease to CompUSA with a net book value of approximately $1,887,000 for proceeds of approximately $1,076,000.  The LLC recognized a loss on the sale of equipment of approximately $811,000.

On September 27, 2006, the LLC, along with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the Manager, formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original ownership interests of approximately 83% and 17%, respectively, to purchase telecommunications equipment for approximately $12,044,000.  The equipment is subject to a 48-month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) and Global Crossing North American Networks, Inc. (collectively, “Global Crossing Group”) that commenced on November 1, 2006.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

On October 31, 2006, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by the Manager, made a capital contribution of approximately $1,841,000 to ICON Global Crossing II.  The contribution changed the LLC’s ownership interest in ICON Global Crossing II and the ownership interests of Fund Nine and Fund Eleven at October 31, 2006 to 72.34%, 14.40% and 13.26%, respectively.  The additional contribution was used to purchase telecommunications equipment subject to a 48-month lease with Global Crossing Group that commenced on November 1, 2006.

Materials Handling and Manufacturing Equipment

On March 23, 2006, the LLC was assigned and assumed the rights to a lease from Remarketing Services, Inc. (“Remarketing Services”), a related party, for approximately $594,000.  Remarketing Services was assigned and assumed the rights to a lease from Chancellor Fleet Corporation (“Chancellor”), an unrelated third party.  Chancellor was a party to a lease with Saturn Corporation for materials handling equipment.  The lease term expires on September 30, 2011.

On July 28, 2006, the LLC was assigned and assumed the rights to a lease from Varilease Finance Group, Inc. (“Varilease”) for approximately $2,817,000.  Varilease was party to a lease with Anchor Tool & Die Co. (“Anchor”) for steering column production and assembly equipment.  The equipment is currently installed and operating at Anchor’s production facility.  The lease term expires on September 30, 2009.

On September 28, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.  On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Monroe, Inc. (“Monroe”), a wholly-owned subsidiary of MWU, for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

Simultaneously with the closing of the transactions with Texas Die and Monroe, Fund Eleven and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, (together, with the LLC, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of the Manager, entered into a Forbearance Agreement with MWU, Texas Die, Monroe and seven other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with the LLC.  The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 shares of capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008.  As of December 31, 2008, the LLC’s proportionate share of the warrants was 7.4%.  At December 31, 2008, the Manager determined that the fair value of these warrants was $0.

Digital Mini-Labs

During December 2004, the LLC acquired 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation (“Rite Aid”).  The leases expired at various times from November 2007 to September 2008.  The purchase price, inclusive of initial direct costs, was approximately $9,100,000.  At December 31, 2006, the LLC recorded an impairment loss of approximately $234,000 to more closely approximate the adjusted book value to the fair value of the equipment.

As of December 31, 2007, the lease that expired in November 2007 was extended on a month-to-month basis.  Subsequent to December 31, 2007, Rite Aid notified the Manager of its intent to return all of the digital mini-labs that were subject to leases with Rite Aid.

During 2008, Rite Aid returned all of the digital mini-labs it previously had on lease.  Of this equipment, the Manager sold 81 digital mini-labs with a net book value of $729,000 for approximately $687,000 and the LLC recognized a loss on the sale of equipment of approximately $42,000.  As of December 31, 2008, the LLC reclassified the net book value of the remaining equipment returned by Rite Aid of $98,350 from an operating lease to equipment held for sale or lease, net.

Information Technology Equipment

On March 31, 2004, the LLC and Fund Nine formed ICON GeicJV, with ownership interests of 74% and 26%, respectively, to purchase information technology equipment subject to a 36-month lease with Government Employees Insurance Company (“GEICO”).  On April 30, 2004, ICON GeicJV acquired the information technology equipment subject to lease for a total cost of approximately $5,853,000, of which the LLC’s share was approximately $4,331,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

During 2007, GEICO returned equipment with a cost basis of approximately $5,798,000 and extended on a month-to-month basis equipment with a cost basis of approximately $55,000.  Of the returned equipment, the joint venture sold equipment with a net book value of approximately $781,000.  The joint venture realized proceeds of approximately $775,000 and recognized a loss on the sale of equipment of approximately $6,000.  At December 31, 2007, the joint venture reclassified the remaining returned equipment, with a net book value of approximately $58,000, from an operating lease to equipment held for sale or lease, net.

During 2008, the joint venture sold all of the remaining equipment previously on lease to GEICO.  The joint venture realized proceeds of approximately $96,000 and recognized a gain on the sale of equipment of approximately $31,000.

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable leases over the next five years consisted of the following at December 31, 2008:

Years Ending December 31,
2009	$14,505,224
2010	$13,062,686
2011	$9,751,130
2012	$9,691,566
2013	$8,712,550
Thereafter	$4,320,470

(5)	Note Receivable

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The LLC was to receive principal payments starting in January 2009.  In the interim period, interest was paid on a quarterly basis using a range of rates from 6.20% to 6.74% per year.  The financing facility was for a maximum amount of $93,500,000, of which the LLC committed to invest up to $5,000,000.  As of June 30, 2008, the LLC had loaned approximately $4,367,000.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  The LLC received approximately $4,437,000 from the repayment, which consisted of principal and interest accrued as of such date.

In connection with the transaction, the LLC received warrants for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The fair value of these warrants was approximately $115,000 on the transaction date and was reflected as a discount on the face amount of the note receivable.  At December 31, 2008, the Manager determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $61,579.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $1.53, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 0.12%.  The volatility percentage was determined by taking a sampling of similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.  The repayment of the note by Solyndra does not affect the warrants held by the LLC and the LLC retains its rights thereunder.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(6)	Investments in Joint Ventures

The LLC and certain of its affiliates, entities also managed and controlled by the Manager, formed the joint ventures discussed below for the purpose of acquiring and managing various assets.  The LLC and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  The LLC and the other joint venture participants have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the equipment or joint venture.

The nine minority-owned joint ventures described below are accounted for under the equity method.

ICON Aircraft 46837, LLC

On March 31, 2004, the LLC and ICON Income Fund Eight A L.P. (“Fund Eight A”), an entity also managed by the Manager, formed ICON Aircraft 46837, LLC ("Aircraft 46837"), in which the LLC and Fund Eight A had ownership interests of 10% and 90%, respectively.  Aircraft 46837 was formed for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx").  On March 30, 2007, Aircraft 46837 sold the aircraft on lease to FedEx for $4,260,000 and recognized a loss on the sale of approximately $920,000, of which the LLC’s share was approximately $92,000.

ICON Global Crossing, LLC

On November 17, 2005, the LLC, along with Fund Eleven and Fund Eight A, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with original ownership interests of 44%, 44% and 12%, respectively, to purchase telecommunications equipment.  On March 31, 2006, Fund Eleven made an additional capital contribution of approximately $7,734,000 to ICON Global Crossing, which changed the ownership interests for the LLC, Fund Eleven and Fund Eight A to 30.62%, 61.39% and 7.99%, respectively.  The total capital contributions made to ICON Global Crossing were approximately $25,131,000, of which the LLC’s share was approximately $7,695,000.  During February and April 2006, ICON Global Crossing purchased telecommunications equipment that is subject to a lease with Global Crossing.  The purchase price, inclusive of initial direct costs, was approximately $25,278,000.  The equipment is subject to a 48-month lease that commenced on April 1, 2006.

ICON EAM, LLC

On November 9, 2005, the LLC and Fund Eleven formed ICON EAM, LLC (“ICON EAM”) for the purpose of leasing gas meters and accompanying data gathering equipment to EAM Assets, Ltd. (“EAM”), a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom.  The LLC and Fund Eleven each contributed approximately $5,620,000 for a 50% ownership interest in ICON EAM.  EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the master lease agreement.  The Manager determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at that time.  All amounts funded to ICON EAM, in anticipation of purchasing the aforementioned equipment, had been deposited into an interest-bearing escrow account (the “Account”) controlled by ICON EAM's legal counsel.  In May 2007, the balance of the Account, inclusive of accreted interest, of approximately $13,695,000 was returned to the LLC and Fund Eleven, of which the LLC’s share was approximately $6,848,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(6)	Investments in Joint Ventures - continued

On March 9, 2006, pursuant to the master lease agreement, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of and issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock.  The warrants are exercisable for five years after issuance and have a strike price of 1.50p.  At December 31, 2008, the Manager determined that the fair value of these warrants was $0.

ICON AeroTV, LLC

On December 22, 2005, the LLC and Fund Eleven formed ICON AeroTV, LLC (“ICON AeroTV”) for the purpose of owning equipment leased to AeroTV, Ltd. (“AeroTV”), a provider of on board digital/audio visual systems for airlines, rail and coach operators in the United Kingdom.  The LLC and Fund Eleven each contributed approximately $2,776,000 for a 50% ownership interest in ICON AeroTV.  During 2006, ICON AeroTV purchased approximately $1,357,000 of equipment on lease to AeroTV.  The leases were scheduled to expire between December 31, 2007 and June 30, 2008.

In February 2007, due to the termination of the services agreement with its main customer, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom.  ICON AeroTV terminated the master lease agreement with AeroTV at that time.  Certain facts then came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV.  On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud.  On April 17, 2008, the default judgment against the AeroTV director, which had previously been set aside, was reinstated.  ICON AeroTV is attempting to collect on the default judgment against the AeroTV director in Australia, his country of domicile. At this time, it is not possible to determine ICON AeroTV’s ability to collect the judgment.

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $438,000, which was offset by the recognition of the relinquished security deposit and deferred income of approximately $286,000, resulting in a net loss of approximately $152,000, of which the LLC’s share was approximately $76,000.  A final rental payment of approximately $215,000 was collected in March 2007.  In May 2007, the unexpended amount previously contributed to ICON AeroTV, inclusive of accreted interest, of approximately $5,560,000 was returned to the LLC and Fund Eleven, of which the LLC’s share was approximately $2,780,000.

ICON Mayon, LLC

On June 26, 2007, the LLC and Fund Twelve formed ICON Mayon, LLC (“ICON Mayon”), with ownership interests of 49% and 51%, respectively.  On July 24, 2007, ICON Mayon purchased a 98,507 DWT Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”).  The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and borrowings of approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp.  Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007.  The total capital contributions made to ICON Mayon were approximately $16,020,000, of which the LLC’s share was approximately $7,548,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(6)	Investments in Joint Ventures - continued

ICON Global Crossing V, LLC

On December 20, 2007, the LLC and Fund Eleven formed ICON Global Crossing V, LLC (“ICON Global Crossing V”), with ownership interests of 45% and 55%, respectively, to purchase telecommunications equipment for approximately $12,982,000.  The equipment is subject to a 36-month lease with Global Crossing that commenced on January 1, 2008.  The total capital contributions made to ICON Global Crossing V were approximately $12,982,000, of which the LLC’s share was approximately $5,842,000.

ICON Northern Leasing, LLC

On November 25, 2008, ICON Northern Leasing, LLC ("ICON Northern Leasing"), a joint venture among the LLC, Fund Eleven and Fund Twelve, purchased four promissory notes (the “Notes”) and received an assignment of the underlying Master Loan and Security Agreement (the "MLSA") dated July 28, 2006.  The LLC, Fund Eleven and Fund Twelve have ownership interests of 12.25%, 35%, and 52.75%, respectively.  The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000.  The Notes are secured by an underlying pool of leases for credit card machines.  The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000.  The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000.  The LLC’s share of the purchase price of the Notes was approximately $3,868,000 and the LLC paid an acquisition fee to the Manager of approximately $36,000 relating to this transaction.

ICON Carina Holdings, LLC

On December 3, 2008, ICON Eagle Carina Pte. Ltd., a Singapore corporation wholly-owned by ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the M/V Eagle Carina (the “Eagle Carina”), from Aframax Tanker II AS.  On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 of non-recourse debt was borrowed from Fortis and DVB Bank SE (“DVB”).  The Eagle Carina is subject to an 84-month bareboat charter with AET, Inc. Limited (“AET”) that expires on November 14, 2013.  ICON Carina Holdings paid an acquisition fee to the Manager of approximately $1,170,000 relating to this transaction, of which the LLC’s share was approximately $418,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(6)	Investments in Joint Ventures - continued

Information as to the financial position and results of operations of ICON Carina Holdings is summarized below:

December 31, 2008
Current Assets	$43,706
Non-current Assets	$40,521,710
Current Liabilities	$54,075
Non-current Liabilities	$27,000,000
Members' Equity	$13,511,340
LLC's share of equity	$4,823,548

Period From December 18, 2008 (Commmencement of Operations) through December 31, 2008
Revenue	$228,061
Expenses	201,214
Net income	$26,847
LLC's share of net income	$9,584

ICON Corona Holdings, LLC

On December 3, 2008, ICON Eagle Corona Pte. Ltd., a Singapore corporation wholly-owned by ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the M/V Eagle Corona (the “Eagle Corona”), from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 of non-recourse debt was borrowed from Fortis and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Corona Holdings paid an acquisition fee to the Manager of approximately $1,238,000 relating to this transaction, of which the LLC’s share was approximately $442,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(6)	Investments in Joint Ventures - continued

Information as to the financial position and results of operations of ICON Corona Holdings is summarized below:

December 31, 2008
Current Assets	$44,255
Non-current Assets	$43,016,404
Current Liabilities	$30,693
Non-current Liabilities	$28,000,000
Members' Equity	$15,029,966
LLC's share of equity	$5,365,698

Period From December 31, 2008 (Commmencement of Operations) through December 31, 2008
Revenue	$16,685
Expenses	13,154
Net income	$3,531
LLC's share of net income	$1,261

(7)	Investments in Unguaranteed Residual Values

Summit Asset Management, Limited

On February 28, 2005, the LLC entered into a participation agreement with Summit Asset Management, Ltd. (“SAM”) and acquired a 75% interest in the unguaranteed residual values of a portfolio of equipment on lease to various United Kingdom lessees.  These leases expire at various dates through August 30, 2009.  The LLC does not have an interest in the equipment until the expiration of the initial lease term.  The portfolio is mainly comprised of information technology equipment, including laptops, desktops and printers. The purchase price, inclusive of initial direct costs, was approximately $2,843,000.

During the year ended December 31, 2006, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $881,000. Of this amount, the LLC realized proceeds of approximately $440,000 on sales of its interests in unguaranteed residual values with a cost basis of approximately $480,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $401,000, to leased equipment at cost.

During the year ended December 31, 2007, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $1,188,000.  Of this amount, the LLC realized proceeds of approximately $867,000 on sales of its interests in unguaranteed residual values with a cost basis of approximately $652,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $536,000, to leased equipment at cost.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(7)	Investments in Unguaranteed Residual Values - continued

During the year ended December 31, 2008, the LLC remarketed certain of its investments in unguaranteed residual values, with a cost basis of approximately $174,000.  Of this amount, the LLC realized proceeds of approximately $149,000 on sales of its interests in unguaranteed residual values with a cost basis of approximately $172,000, and transferred other investments in unguaranteed residual values, with a cost basis of approximately $1,900, to leased equipment at cost.

Key Finance Group, Limited

During July 2006, the LLC entered into a purchase and sale agreement (the “Purchase Agreement”) with Key Finance Group, Ltd. (“Key Finance”) to acquire an interest in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom for approximately $782,000 (£422,000).  These leases have various expiration dates through March 2015.

Under the terms of the Purchase Agreement, Key Finance and the LLC will receive residual proceeds up to the “bottom residual value,” as defined in the remarketing agreement.  The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, once the portfolio’s return to the LLC has exceeded the expected residual, any additional residual proceeds will be split equally between Key Finance and the LLC.  As of December 31, 2008, 2007 and 2006, there was no residual sharing.

As of December 31, 2006, there were no sales of these assets.  During the year ended December 31, 2007, the LLC remarketed certain of its investments in unguaranteed residual values with a cost basis of approximately $150,000.  The LLC realized proceeds of approximately $175,000 on sales of its interests in unguaranteed residual values, which resulted in a gain on sale of approximately $25,000.

During the year ended December 31, 2008, the LLC remarketed certain of its investments in unguaranteed residual values with a cost basis of approximately $143,000.  The LLC realized proceeds of approximately $106,000 on sales of its interests in unguaranteed residual values, which resulted in a loss on sale of approximately $37,000.

(8)	Equipment Held for Sale or Lease, Net

During September 2003, the LLC acquired Boeing 767 aircraft rotables and accessories on lease to Flugfelagid Atlanta hf, which conducts business as Air Atlanta Icelandic ("Air Atlanta").  The lease expired on November 30, 2004 and the LLC reclassified the assets from an operating lease to equipment held for sale or lease, net.

On March 1, 2006, the LLC sold a portion of its Boeing 767 aircraft rotables for proceeds of $1,865,000, which represented the LLC’s net book value of the equipment.  Accordingly, no gain or loss was recorded on the sale.  At September 30, 2006, the Manager determined, based upon negotiations with potential buyers, that the LLC’s remaining aircraft rotables were impaired.  Accordingly, the LLC recorded an impairment loss of approximately $441,000 to more closely approximate the adjusted book value to the fair value of the aircraft rotables, net of estimated selling costs.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(8)	Equipment Held for Sale or Lease, Net - continued

On December 28, 2007, the LLC sold the remaining Boeing 767 aircraft rotables with a net book value of approximately $18,000 for approximately $16,000 and recognized a loss on the sale of approximately $2,000.

As discussed in Note 4, during December 2008, the LLC reclassified the net book value of the remaining equipment returned by Rite Aid of $98,350 from an operating lease to equipment held for sale or lease, net.

(9)	Non-Recourse Long-Term Debt

On June 24, 2004, both ICON Containership I and ICON Containership II borrowed $26,150,000 from Fortis Capital Corp. in connection with the acquisitions of the ZIM Canada and the ZIM Korea.  The non-recourse long-term debt obligations mature on June 24, 2009 and accrue interest at LIBOR plus 1.50% per year.  The non-recourse long-term debt obligations require monthly payments ranging from $372,000 to $483,000.  The lender has a security interest in the ZIM Canada and the ZIM Korea and an assignment of the charter hire with ZIM.  The LLC paid and capitalized approximately $523,000 in debt financing costs.  At December 31, 2008 and December 31, 2007, the outstanding balance of the non-recourse long-term debt obligations was $7,076,252 and $18,086,684, respectively.

Simultaneously with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into two interest rate swap contracts with Fortis in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts, which were deemed effective as of June 24, 2004, fixed the interest rate at 5.37% per year.  As of December 31, 2008, the LLC recorded, in accumulated other comprehensive income, a cumulative increase in the fair value of the interest rate swaps of $74,616.

On January 13, 2005, ICON Containership III borrowed $26,150,000 in connection with the acquisition of the ZIM Italia.  The non-recourse long-term debt was set to mature on January 13, 2010 and accrued interest at LIBOR plus 1.50% per year.  The non-recourse long-term debt required monthly payments ranging from $372,000 to $483,000.  The lender had a security interest in the ZIM Italia and an assignment of the charter hire with ZIM Integrated.  The LLC paid and capitalized approximately $261,500 in debt financing costs.  As part of the sale of ICON Containership III, discussed in Note 4, the LLC transferred the outstanding balance of the note payable at March 31, 2008 to the Purchaser.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Fortis in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation.  The interest rate swap contract, which was deemed effective as of January 13, 2005, fixed the interest rate at 5.35% per year.  As part of the sale of ICON Containership III, discussed in Note 4, the LLC transferred the interest rate swap contract to the Purchaser.

As of December 31, 2008 and 2007, the LLC had net debt financing costs of $8,633 and $302,951, respectively.  For the years ended December 31, 2008, 2007 and 2006, the LLC recognized amortization expense of $185,254, $154,704 and $146,581, respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(9)	Non-Recourse Long-Term Debt - continued

The aggregate maturities of non-recourse long-term debt were as follows at December 31, 2008:

Years Ending December 31,
2009	$7,076,252

(10)	Revolving Line of Credit, Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P (“Fund Eight B”), Fund Nine, and Fund Eleven (collectively, the “Borrowers”), entered into a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (“CB&T”).  The Loan Agreement provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement.  Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant.  The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement.  The Borrowers were obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

In addition, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time.  The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility.  The Borrowers’ obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement.  The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from CB&T’s prime rate plus 0.25% to CB&T’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market (the “LIEM Rate”) plus 2.75% per year to the LIEM Rate plus 2.5% per year.  In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer had to maintain a cash reserve.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to add Fund Twelve as a Borrower.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(10)	Revolving Line of Credit, Recourse - continued

On May 1, 2008, the Borrowers entered into an additional loan modification agreement.  The agreement increased the revolving line of credit to up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend.  The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.  The interest rate at December 31, 2008 was 3.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at December 31, 2008 and 2007.  The Borrowers were also in compliance with the Contribution Agreement at December 31, 2008 and 2007 and no amounts were due to or payable by the LLC under the Contribution Agreement as of such date.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,185,000 at December 31, 2008. The balances of $1,185,000 and $5,000,000 were borrowed by Fund Eight B and Fund Eleven, respectively.  On February 26, 2009, Fund Eleven borrowed an additional $600,000 under the Facility.

(11)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures, (ii) a formation fee of 6.5% based upon the gross proceeds from the sale of Shares, (iii) organization and offering expenses ranging from 1.5% to 3.5% of the gross proceeds from the sale of Shares, as defined in the LLC Agreement and (iv) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager is reimbursed for certain administrative expenses incurred in connection with the LLC’s operations.

The total compensation that the Manager and ICON Securities Corp. may earn, not including management fees and administrative expense reimbursements, was limited to 12% of gross offering proceeds up to the first $37,500,000 raised, 11% of gross offering proceeds from $37,500,001 to $75,000,000 and 10% of gross offering proceeds from $75,000,001 to $150,000,000.

The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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
December 31, 2008

(11)	Transactions with Related Parties - continued

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.  The LLC paid distributions to the Manager of $128,817, $129,078 and $129,348 for the years ended December 31, 2008, 2007 and 2006, respectively.  Additionally, the Manager’s interest in the LLC’s net income (loss) was $125,937, $48,871 and $(19,719) for the years ended December 31, 2008, 2007 and 2006, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2008, 2007 and 2006 were as follows:

Entity	Capacity	Description	2008	2007	2006
ICON Capital Corp.	Manager	Acquisition fees (1)	$895,443	$-	$-
ICON Capital Corp.	Manager	Management fees (2)	$1,620,239	$2,054,110	$1,954,137
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (2)	$1,448,324	$876,287	$977,228

(1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Charged directly to operations.

At December 31, 2008 and 2007, the LLC had a net payable of $1,048,301 and $171,268, respectively, due to its Manager and affiliates that primarily consisted of administrative expense reimbursements and amounts owed in connection with the investments in ICON Carina Holdings and ICON Corona Holdings.

(12)	Derivative Financial Instruments

The LLC is exposed to interest rate risk on the floating-rate non-recourse debt and uses floating-to-fixed interest rate swaps to hedge this exposure.  As of December 31, 2008, the LLC had two floating-to-fixed interest rate swaps that were designated as cash flow hedges with aggregate notional amounts of $7,076,252.  As of December 31, 2007, the LLC had three floating-to-fixed interest rate swaps designated as cash flow hedges with aggregate notional amounts of $30,295,089.

The hedging strategy of the LLC is to match the projected future business cash flows with the underlying debt service.  When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive (loss) income and recognized contemporaneously with the earnings effects of the hedged item.  The fair value was determined using market prices and pricing models at December 31, 2008 and 2007.

At December 31, 2008, the LLC had two floating-to-fixed interest rate swaps related to ICON Containership I and ICON Containership II and the LLC also had an interest in two floating-to-fixed interest rate swaps through its investments in ICON Mayon and ICON Carina Holdings.  The total unrealized loss recorded to accumulated other comprehensive (loss) income related to the change in fair value of these interest rate swaps was $695,914.

At December 31, 2007, the LLC had three floating-to-fixed interest rate swaps related to ICON Containership I, ICON Containership II, and ICON Containership III and the LLC also had an interest in one floating-to-fixed interest rate swap through its investment in ICON Mayon.  The total unrealized loss recorded to accumulated other comprehensive (loss) income related to the change in fair value of these interest rate swaps was $311,630.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(12)	Derivative Financial Instruments - continued

For the years ended December 31, 2008 and 2007, gains or losses recorded in earnings representing the amount of the hedges’ ineffectiveness were insignificant.  The LLC expects to transfer approximately $74,918 from accumulated other comprehensive (loss) income to earnings in the next 12 months.

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties.  The LLC does not require collateral or other security in relation to derivative financial instruments.   Since it is the LLC’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be minimal.

(13)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes accumulated unrealized loss on derivative financial instruments of $695,914 and $311,630 and accumulated unrealized (loss) income on currency translation adjustments of $(2,449,877) and $2,552,619 for the years ended December 31, 2008 and 2007, respectively.

(14)	Fair Value of Financial Instruments

SFAS No. 157

Effective January 1, 2008, the LLC adopted SFAS No. 157.  See Note 2, Summary of Significant Accounting Policies.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and can not be corroborated by market data.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(14)	Fair Value of Financial Instruments - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$61,579	$-	$61,579

Liabilities:

Derivative Liabilities	$-	$88,214	$-	$88,214

(1) quoted prices in active markets for identical assets or liabilities
(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the derivative liabilities were recorded in interest rate swap contracts on the consolidated balance sheets.

SFAS No. 107

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt, if any, approximates fair value due to their short-term maturities and variable interest rates.

(15)	Concentrations of Risk

At times, the LLC's cash and cash equivalents may exceed insured limits.  The LLC has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

For the year ended December 31, 2008, the LLC had four lessees that accounted for approximately 79.7% of rental and finance income.  For the years ended December 31, 2007 and 2006, the LLC had five lessees that accounted for approximately 78.2%, and 78.6%, respectively, of rental and finance income.

At December 31, 2008, the LLC had five lessees that accounted for approximately 70.0% of total assets and one lender that accounted for approximately 83.1% of total liabilities.  At December 31, 2007, the LLC had four lessees that accounted for approximately 75.6% of total assets and one lender that accounted for approximately 84.5% of total liabilities.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(16)	Share Redemptions

The LLC redeemed 148, 351, and 444 Shares for the years ended December 31, 2008, 2007 and 2006, respectively.  The redemption amounts are calculated according to a specified redemption formula pursuant to the LLC Agreement.  Redeemed Shares have no voting rights and do not share in distributions.  The LLC Agreement limits the number of Shares that can be redeemed in any one year and redeemed Shares may not be reissued. Redeemed Shares are accounted for as a reduction of members' equity.

(17)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes finance leases, operating leases, net of accumulated depreciation, investments in joint ventures and investments in unguaranteed residual values were as follows:

	Year Ended December 31, 2008
	United	United
	States	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$8,271,958	$133,434	$11,658,333	$20,063,725
Finance income	$64,403	$2,303,956	$-	$2,368,359
Income from investments in joint ventures	$1,601,539	$1,139,040	$1,070,507	$3,811,086

	At December 31, 2008
	United	United
	States	Kingdom	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$-	$7,641,567	$-	$7,641,567
Leased equipment at cost, net	$12,832,130	$11,267	$32,709,880	$45,553,277
Investments in joint ventures	$11,911,101	$-	$18,680,789	$30,591,890
Investments in unguaranteed residual values	$-	$754,090	$-	$754,090

(a) The LLC's vessels are chartered to three separate companies: two vessels to ZIM, two vessels to AET and one vessel to Teekay. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(17)	Geographic Information - continued

	Year Ended December 31, 2007
	United	United
	States	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$10,299,480	$718,046	$17,662,094	$28,679,620
Finance income	$90,119	$2,698,192	$-	$2,788,311
Income (loss) from investments in joint ventures	$861,270	$(62,761)	$436,506	$1,235,015

	At December 31, 2007
	United	United
	States	Kingdom	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$81,468	$13,495,279	$-	$13,576,747
Leased equipment at cost, net	$19,317,008	$50,630	$60,292,731	$79,660,369
Investments in joint ventures	$11,040,227	$2,762	$7,648,385	$18,691,374
Investments in unguaranteed residual values	$-	$1,071,031	$-	$1,071,031

(a) The LLC's vessels were chartered to three separate companies: two vessels to ZIM, one vessel to ZIM Integrated and one vessel to Teekay. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(18)	Selected Quarterly Financial Data

The following table is a summary of selected financial data by quarter:

		(unaudited)
	Quarters Ended in 2008				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2008
Total revenue	$14,872,741	$7,892,716	$5,733,460	$4,994,969	$33,493,886
Net income (loss) allocable to additional members	$7,403,953	$2,684,827	$2,985,965	$(606,930)	$12,467,815
Weighted average number of additional shares of
limited liability company interests outstanding	148,336	148,275	148,256	148,231	148,275
Net income per weighted average additional
share of limited liability company interests	$49.91	$18.11	$20.14	$(4.09)	$84.09

		(unaudited)
	Quarters Ended in 2007				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2007
Total revenue	$8,553,866	$8,361,934	$8,739,935	$7,826,614	$33,482,349
Net income allocable to additional members	$273,504	$1,307,006	$1,959,043	$1,298,636	$4,838,189
Weighted average number of additional shares of
limited liability company interests outstanding	148,683	148,640	148,550	148,397	148,575
Net income per weighted average additional
share of limited liability company interests	$1.84	$8.79	$13.19	$8.75	$32.56

(19)	Commitments and Contingencies and Off-Balance Sheet Transactions

The LLC has entered into remarketing and residual sharing agreements with various third parties.  In connection with these agreements, remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

Pursuant to the terms of the Purchase Agreement, Key Finance and the LLC will receive residual proceeds up to the “bottom residual value,” as defined in the remarketing agreement.  The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement.  Once the portfolio’s return to the LLC has exceeded a certain threshold, as established in the Purchase Agreement, any additional residual proceeds will be split equally between Key Finance and the LLC.

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(19)	Commitments and Contingencies and Off-Balance Sheet Transactions - continued

On September 28, 2007 and December 10, 2007, the LLC completed its simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of Texas Die and Monroe.  Simultaneously with the closing of the transactions with Texas Die and Monroe, Fund Eleven and Fund Twelve (together, with the LLC, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at December 31, 2008 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

In connection with the acquisitions of the Eagle Carina and the Eagle Corona, the LLC, through ICON Carina Holdings and ICON Corona Holdings, maintains two restricted cash accounts with Fortis.  These restricted cash accounts consist of the free cash balances that result from the difference between the charter payments from AET and the repayments on the non-recourse long-term debt to Fortis and DVB.  The free cash for ICON Carina Holdings and ICON Corona Holdings remain in the restricted cash accounts until $500,000 is funded into each account.  Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.  As of December 31, 2008, no amounts were deposited into the restricted cash accounts.

On November 25, 2008, the LLC, through ICON Northern Leasing, purchased the Notes and received an assignment of the MLSA.  The Notes are secured by an underlying pool of leases for credit card machines and Northern Leasing Systems, Inc., the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $6,355,000.

(20)	Subsequent Events

On January 5, 2009, the LLC, through ICON Corona Holdings, entered into an interest rate swap contract with Fortis in order to hedge the variable interest rate on its non-recourse long-term debt.

On January 30, 2009, ICON Premier restructured its lease financing with Premier Telecom in exchange for control of Pretel until such time as ICON Premier receives its expected return on its investment.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(21)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any could adjust the individual income taxes of the members.

At December 31, 2008 and 2007, the members’ equity included in the consolidated financial statements totaled $78,307,152 and $84,105,073, respectively.  The members’ capital for federal income tax purposes at December 31, 2008 and 2007 totaled $115,464,314 and $127,966,874, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in gain (loss) on sale of equipment, depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) for financial statement reporting purposes to the net income for federal income tax purposes for the years ended December 31, 2008, 2007 and 2006 as follows:

	2008	2007	2006
Net income (loss) per consolidated financial statements	$12,593,752	$4,887,060	$(1,971,947)

Depreciation and amortization	(1,042,426)	5,403,224	9,220,469
Impairment loss	-	-	538,828
Deferred revenue	(509,228)	284,685	(279,763)
(Loss) gain on sale of equipment	(10,051,780)	1,111,788	(875,577)
Other items	(193,470)	(3,338,630)	532,647

Net income for federal income tax purposes	$796,848	$8,348,127	$7,164,657

Schedule II

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Valuation and Qualifying Accounts

	Balance At	Charged To		Balance At
	Beginning	Costs And		End
	Of Year	Expenses	Deduction	Of Year
Year ended December 31, 2008
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$2,500,000	$-	$2,500,000

Year ended December 31, 2007
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$-	$-	$-

Year ended December 31, 2006
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$-	$-	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 26, 2007, ICON Income Fund Ten, LLC (the “Registrant”) terminated the services of Hays & Company LLP (“Hays”) as its independent registered public accounting firm for the fiscal year ending December 31, 2007.  The decision to dismiss Hays was recommended and approved by the board of directors of ICON Capital Corp. (the “Manager”), the Manager of the Registrant (“Board of Directors”).  The audit reports of Hays on the consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

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

While evaluating the Manager’s disclosure controls and procedures during 2006, Hays advised the Manager and the Manager recognized that greater internal controls were needed to aid in a more efficient closing of the Registrant’s financial statements, thereby requiring the Manager to hire additional skilled accounting staff.  In response, the Manager hired seven additional accounting staff members, two tax staff members, including a director of tax, and replaced the accounting management team over the past two years.  The most senior accountants are certified public accountants and/or have significant experience with public reporting entities and make up the accounting management team, including the Senior Vice President and Chief Financial Officer.  These accountants have more than 18, 17, 17 and 12 years, respectively, of experience with public reporting entities. The director of tax has more than 35 years of experience with public reporting entities.

The Registrant provided Hays with a copy of this disclosure and Hays furnished the Registrant with a letter dated November 30, 2007, addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with the above statements.  A copy of Hays’ letter dated November 30, 2007 is attached as Exhibit 16.1 to the Form 8-K that was filed with the SEC on November 30, 2007.

On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ended December 31, 2007.  During the Registrant’s two most recent fiscal years and through November 26, 2007, neither the Registrant nor any one acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements and neither a written report was provided to the Registrant or oral advice was provided that Ernst & Young concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or (iii) a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions).

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2008, its internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permits us to only provide management’s report in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Manager provides services relating to the day-to-day management of our investments.  These services include collecting payments due from lessees, borrowers and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Thomas W. Martin	55	Chairman and Director
Michael A. Reisner	38	Co-Chief Executive Officer, Co-President, and Director
Mark Gatto	36	Co-Chief Executive Officer, Co-President, and Director
Joel S. Kress	36	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	40	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	57	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	36	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	50	Senior Vice President — Remarketing and Asset Management
Harry Giovani	34	Senior Vice President — Risk

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

Michael A. Reisner, Co-Chief Executive Officer, Co-President, and Director joined ICON in 2001. Mr. Reisner was previously Executive Vice President, Chief Financial Officer, and Director.  In addition, Mr. Reisner was formerly General Counsel and he also formerly held the position of Executive Vice President – Acquisitions. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chief Executive Officer, Co-President, and Director originally joined ICON in 1999 and was previously Executive Vice President, Chief Acquisitions Officer and Director.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining ICON in April 2005.  Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with ICON in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007 he was promoted to his current position.  Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Anthony J. Branca has been Senior Vice President and Chief Financial Officer since May 2008. Mr. Branca originally joined ICON in January 2007 and was previously Senior Vice President – Accounting and Finance. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005.  Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from 2006 to 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, from 2003 to 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance leading a direct sales origination team, from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division, and President of Kramer, Clark & Company for 12 years providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.

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

Craig A. Jackson has been Senior Vice President – Remarketing and Asset Management since March 2008. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Senior Vice President – Risk, joined ICON in April 2008. Most recently, from 2007 to 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, from 2004 to 2007, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing/business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers.  Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2008, 2007 and 2006:

Entity	Capacity	Description	2008	2007	2006
ICON Capital Corp.	Manager	Acquisition fees (1)	$895,443	$-	$-
ICON Capital Corp.	Manager	Management fees (2)	$1,620,239	$2,054,110	$1,954,137
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (2)	$1,448,324	$876,287	$977,228

(1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our Manager of $128,817, $129,078 and $129,348 for the years ended December 31, 2008, 2007 and 2006, respectively.  Our Manager’s interest in our net income (loss) was $125,937, $48,871, and $(19,719) for the years ended December 31, 2008, 2007 and 2006, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

(b)	As of February 28, 2009, Directors and Officers of our Manager do not own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 for a discussion of our related party transactions.  See Notes 6 and 11 to our financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2008 and 2007, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

Hays & Company LLP (“Hays”) was our independent registered public accounting firm in 2006 and 2007.  On November 26, 2007, the Board of Directors of our Manager terminated the services of Hays as our independent registered public accounting firm.  As a result of Hays’ termination, Hays did not complete the audit of our financial statements for the year ended December 31, 2007.  On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The following table presents the fees for both audit and non-audit services rendered for the years ended December 31, 2008 and 2007:

Principal Audit Firm - Ernst & Young LLP
	2008	2007
Audit fees	$374,261	$372,178
Tax fees	88,500	83,100

	$462,761	$455,278

Predecessor Audit Firm - Hays & Company LLP
	2008	2007
Audit fees	$4,000	$80,360
Tax fees	-	6,670

	$4,000	$87,030

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K.  Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

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

(b)	Financial Statements of ICON Mayon, LLC.

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Mayon, LLC

We have audited the accompanying balance sheet of ICON Mayon, LLC (the “Company”) as of December 31, 2008, and the related statement of operations, changes in members’ equity, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Mayon, LLC at December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 30, 2009
New York, New York

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2008	2007 (unaudited)
Current assets
Other current assets, net	$48,373	$36,850

Total current assets	48,373	36,850

Non-current assets
Leased equipment at cost (less accumulated depreciation of
$3,965,645 and $1,205,224, respectively)	36,941,872	39,702,293
Other non-current assets, net	40,970	131,751

Total non-current assets	36,982,842	39,834,044

Total Assets	$37,031,215	$39,870,894

Liabilities and Members' Equity
Current liabilities
Current portion of non-recourse long-term debt	$5,225,430	$4,913,500
Interest rate swap contract	1,182,154	686,177
Deferred revenue	557,022	541,830

Total current liabilities	6,964,606	6,141,507

Non-current liabilities
Non-recourse long-term debt, net of current portion	12,341,338	17,566,768

Total Liabilities	19,305,944	23,708,275

Commitments and contingencies

Members' Equity
Members' equity	18,853,294	16,848,795
Accumulated other comprehensive loss	(1,128,023)	(686,176)
Total Members' Equity	17,725,271	16,162,619

Total Liabilities and Members' Equity	$37,031,215	$39,870,894

See accompanying notes to the financial statements.

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)
Statements of Operations

	Year Ended December 31, 2008	Period From July 24, 2007 (Commencement of Operations) through December 31, 2007 (unaudited)
Revenue:
Rental income	$6,206,808	$2,722,170

Total revenue	6,206,808	2,722,170
Expenses:
Depreciation	2,760,421	1,205,224
Interest	1,441,888	688,272

Total expenses	4,202,309	1,893,496

Net income	$2,004,499	$828,674

See accompanying notes to the financial statements.

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)
Statements of Changes in Members' Equity

		Accumulated
		Other	Total
	Members'	Comprehensive	Members'
	Equity	Loss	Equity
Balance, July 24, 2007	$16,020,121	$-	$16,020,121

Net income	828,674	-	828,674
Change in valuation of
interest rate swap contract	-	(686,176)	(686,176)
Comprehensive income	-	-	142,498

Balance, December 31, 2007 (unaudited)	16,848,795	(686,176)	16,162,619

Net income	2,004,499	-	2,004,499
Change in valuation of
interest rate swap contract	-	(441,847)	(441,847)
Comprehensive income	-	-	1,562,652

Balance, December 31, 2008	$18,853,294	$(1,128,023)	$17,725,271

See accompanying notes to the financial statements.

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)
Statements of Cash Flows

	Year Ended December 31, 2008	Period From July 24, 2007 (Commmencement of Operations) through December 31, 2007
Cash flows from operating activities:
Net income	$2,004,499	$828,674
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lender by lessee	(6,222,000)	(3,264,000)
Depreciation	2,760,421	1,205,224
Interest expense on non-recourse financing paid
directly to lender by lessee	1,362,630	669,836
Interest expense from amortization of debt financing costs	79,258	18,436
Change in operating assets and other liabilities:
Deferred income	15,192	541,830

Net cash provided by operating activities	-	-

Cash flows from investing activities:
Investment in leased equipment	-	(15,969,083)

Net cash used in investing activities	-	(15,969,083)

Cash flows from financing activities:
Cash invested by members	-	16,020,121
Debt financing costs paid	-	(51,038)

Net cash provided by financing activities	-	15,969,083

Net change in cash	-	-

Cash and cash equivalents, beginning of the year	-	-

Cash and cash equivalents, end of the year	$-	$-

Supplemental disclosure of non-cash financing activity:
Principal and interest paid directly to lender by lessee	$6,222,000	$3,264,000
Equipment purchased with non-recourse long-term debt
paid directly by lender	$-	$24,938,433

See accompanying notes to the financial statements.

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)
Notes to Financial Statements
December 31, 2008

(1)	Organization

ICON Mayon, LLC (the “LLC”) was formed on June 26, 2007 as a Marshall Islands limited liability company. The LLC commenced operations on July 24, 2007 (the “Commencement of Operations”). The LLC is a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Income Fund Ten, LLC (“Fund Ten”) (collectively, the “LLC’s Members”). Fund Twelve and Fund Ten have ownership interests of 51% and 49%, respectively, in the LLC’s profits, losses and cash distributions.

The manager of the LLC’s Members is ICON Capital Corp. (the “Manager”), a Delaware corporation. The Manager manages and controls the business affairs of the LLC's assets pursuant to the terms of the respective limited liability company agreements, as amended, of the LLC’s Members.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and derivative obligations are reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other current and other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term to the asset’s residual value.

The Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, it determines the residual value, if any, to be used once the investment is approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with each LLC’s Member’s impairment review policy.

The residual value assumes, among other things, that the asset would be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)
Notes to Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Revenue Recognition

Each equipment lease the LLC enters into is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated. The LLC has not entered into any finance leases.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable is stated at its estimated net realizable value.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary at December 31, 2008 and 2007.

Initial Direct Costs

The LLC capitalized initial direct costs associated with the origination and funding of leased assets  in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs were amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

Acquisition Fees

Pursuant to Fund Twelve’s LLC Agreement, an acquisition fee was paid to the Manager equal to 3% of the proportionate share of the purchase price for Fund Twelve’s investment. These fees are capitalized and included in the cost of the investment. Pursuant to Fund Ten’s LLC Agreement, no acquisition fees were paid by Fund Ten to the Manager in connection with the LLC’s investment in the Mayon Spirit.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the members of the LLC’s Members rather than the LLC. The LLC's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the members of the LLC’s Members.

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)
Notes to Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in members’ equity and accumulated other comprehensive income (loss) and consists of net income (loss) and other gains and losses affecting members’ equity that are excluded from net income (loss).

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of reducing hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments.  SFAS No. 133, as amended, requires the LLC to recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities in the balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC will recognize the changes in fair value of such instruments in accumulated other comprehensive income, a component of members’ equity on the balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the LLC beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the financial statements. The Manager is currently evaluating the impact that SFAS No. 157 will have on the LLC’s financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. The resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)
Notes to Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. As the LLC did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the LLC’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the LLC’s financial condition, results of operations or cash flows.

(3)	Leased Equipment at Cost

On July 24, 2007, the LLC purchased a 98,507 DWT Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to the LLC and borrowings of approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp. (“Fortis”). Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007. The LLC paid approximately $845,000 in transaction-related costs, which included an acquisition fee of approximately $616,000 paid to the Manager.

Aggregate minimum future rentals receivable from the LLC’s non-cancelable lease consisted of the following at December 31, 2008:

Years Ending
December 31,
2009	$6,205,000
2010	$6,205,000
2011	$3,468,000

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)
Notes to Financial Statements
December 31, 2008

(3)	Leased Equipment at Cost - continued

Depreciation expense was $2,760,421 and $1,205,224 for the year ended December 31, 2008 and the period from July 24, 2007 (Commencement of Operations) through December 31, 2007, respectively.

(4)	Non-Recourse Long-Term Debt

On July 24, 2007, the LLC borrowed approximately $24,938,000 in connection with the acquisition of the Mayon Spirit. The non-recourse long-term debt matures on July 25, 2011 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year.  The non-recourse long-term debt requires monthly payments ranging from $476,000 to $527,000. The lender has a security interest in the Mayon Spirit and an assignment of the charter hire payments. The LLC paid and capitalized approximately $187,000 in debt financing costs. At December 31, 2008 and 2007, the balance of the non-recourse long-term debt obligation was approximately $17,567,000 and $22,480,000, respectively.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Fortis in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of June 19, 2008, fixed the interest rate at 6.35% per year. As of December 31, 2008 and 2007, the LLC recorded in accumulated other comprehensive loss a cumulative decrease in the fair value of the interest rate swap contract of approximately $1,128,000 and $686,000, respectively.

The aggregate maturity of non-recourse long-tem debt consisted of the following at December 31, 2008:

Years Ending
December 31,
2009	$5,225,430
2010	5,571,597
2011	6,769,741
$17,566,768

(5)	Fair Value of Financial Instruments

SFAS No. 157

Effective January 1, 2008, the LLC adopted SFAS No. 157. See Note 2, Summary of Significant Accounting Policies.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and can not be corroborated by market data.

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)
Notes to Financial Statements
December 31, 2008

(5)	Fair Value of Financial Instruments - continued

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Level 1(1)	Level 2(2)	Level 3(3)	Total
Liabilities:

	Derivative Liabilities	$-	$1,182,154	$-	$1,182,154

(1) quoted prices in active markets for identical assets or liabilities
(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the derivative assets and liabilities were recorded in interest rate swap contract on the balance sheet.

SFAS No. 107

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

(6)	Derivative Financial Instruments

The LLC is exposed to interest rate risk on the floating-rate non-recourse debt and uses floating-to-fixed interest rate swaps to hedge this exposure.  As of December 31, 2008 and 2007, the LLC had one floating-to-fixed interest rate swap designated as a cash flow hedge with a notional amount of approximately $17,567,000 and $22,480,000, respectively.

The hedging strategy of the LLC is to match the projected future business cash flows with the underlying debt service.  When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive loss and recognized contemporaneously with the earnings effect of the hedged item.  The fair value was determined using market prices and pricing models at December 31, 2008.

ICON Mayon, LLC
(A Marshall Islands Limited Liability Company)
Notes to Financial Statements
December 31, 2008

(6)	Derivative Financial Instruments - continued

For the years ended December 31, 2008 and 2007, the LLC had one floating-to-fixed interest rate swap. The total amount recorded to accumulated other comprehensive loss for the years ended December 31, 2008 and 2007 was approximately $1,128,000 and $686,000, respectively.

For the years ended December 31, 2008 and 2007, no amounts were recorded for hedge ineffectiveness. The LLC expects to transfer approximately $663,237 from accumulated other comprehensive loss to earnings in the next 12 months.

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

(7)	Transactions with Related Parties

The LLC does not maintain a separate bank account and, therefore, in the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion with their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(8)	Concentrations of Risk

For the years ended December 31, 2008 and 2007, the LLC had one lessee that accounted for 100% of total rental income and one lender that accounted for 91% of total liabilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

File Number 000-50654
ICON Capital Corp.
Manager of the Registrant

Date: March 31, 2009

/s/Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

/s/Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Manager of the Registrant

Date: March 31, 2009

/s/Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/Anthony Branca
Anthony Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/Thomas W. Martin
Thomas W. Martin
Chairman and Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.  No Annual Report or proxy material has been sent to security holders.

112