Form 10-Q
period 2009-03-31
ICON INCOME FUND TEN LLC
filed 2009-05-15
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2009

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
           [x] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
            [ ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,’’ ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [x]     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
            [ ] Yes     [x] No

Number of outstanding shares of limited liability company interests of the registrant on April 30, 2009 is 148,231.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	March 31,
	2009	December 31,
	(unaudited)	2008
Current assets:
Cash and cash equivalents	$3,065,252	$3,784,794
Current portion of net investment in finance lease	-	725,220
Equipment held for sale or lease, net	23,350	98,350
Restricted cash	177,563	226,882
Other receivables, net	782,373	-
Other current assets	358,986	282,062

Total current assets	4,407,524	5,117,308

Non-current assets:
Net investment in finance lease, less current portion	-	6,916,347
Leased equipment at cost (less accumulated depreciation of
$49,296,070 and $47,649,844, respectively)	43,948,357	45,553,277
Fixed assets (less accumulated depreciation of $314,892)	6,514,854	-
Investments in joint ventures	29,880,600	30,591,890
Investments in unguaranteed residual values	477,014	754,090
Intangibles	1,080,191	-
Other non-current assets, net	56,976	66,285

Total non-current assets	81,957,992	83,881,889

Total Assets	$86,365,516	$88,999,197

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$4,230,400	$7,076,252
Interest rate swap contracts	41,390	88,214
Deferred revenue	61,712	48,699
Due to Manager and affiliates	939,519	1,048,301
Accrued expenses and other current liabilities	2,547,880	256,595

Total Liabilities	7,820,901	8,518,061

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Manager	(501,188)	(484,924)
Additional Members	80,327,779	81,937,867
Accumulated other comprehensive loss	(3,266,854)	(3,145,791)

Total Members' Equity	76,559,737	78,307,152

Noncontrolling Interests	1,984,878	2,173,984

Total Equity	78,544,615	80,481,136

Total Liabilities and Equity	$86,365,516	$88,999,197

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Rental income	$3,821,830	$6,609,415
Finance income	-	675,724
Income from investments in joint ventures	1,006,581	680,402
Net gain on sales of equipment and unguaranteed residual values	128,543	6,807,518
Interest and other income	976,867	99,682

Total revenue	5,933,821	14,872,741

Expenses:
Management fees - Manager	348,650	533,587
Administrative expense reimbursements - Manager	290,789	353,558
General and administrative	1,469,476	415,429
Interest	178,393	544,500
Depreciation and amortization	1,971,474	5,452,457

Total expenses	4,258,782	7,299,531

Net income	1,675,039	7,573,210

Less: Net income attributable to noncontrolling interests	82,224	94,470

Net income attributable to Fund Ten	$1,592,815	$7,478,740

Net income attributable to Fund Ten allocable to:
Additional Members	$1,576,887	$7,403,953
Manager	15,928	74,787

	$1,592,815	$7,478,740

Weighted average number of additional
shares of limited liability company interests outstanding	148,231	148,336

Net income attributable to Fund Ten per weighted
average additional share of limited liability company interests	$10.64	$49.91

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity

	Additional Shares			Accumulated Other	Total
	of Limited Liability Company Interests	Additional Members	Manager	Comprehensive Loss	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	148,231	$81,937,867	$(484,924)	$(3,145,791)	$78,307,152	$2,173,984	$80,481,136
Net income		1,576,887	15,928		1,592,815	82,224	1,675,039
Change in valuation of interest
rate swap contracts		-	-	8,863	8,863	-	8,863
Currency translation adjustments		-	-	(129,926)	(129,926)	-	(129,926)
Comprehensive income					1,471,752		1,553,976
Additional member shares redeemed	-	-	-	-	-	-	-
Cash distributions to members and noncontrolling interests		(3,186,975)	(32,192)	-	(3,219,167)	(271,330)	(3,490,497)

Balance, March 31, 2009 (unaudited)	148,231	$80,327,779	$(501,188)	$(3,266,854)	$76,559,737	$1,984,878	$78,544,615

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,675,039	$7,573,210
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(2,196,878)	(4,392,725)
Finance income	-	(675,724)
Income from investments in joint ventures	(1,006,581)	(680,402)
Net gain on sales of equipment and unguaranteed residual values	(128,543)	(6,807,518)
Depreciation and amortization	1,971,474	5,452,457
Interest expense on non-recourse financing paid directly
to lenders by lessees	116,114	464,101
Changes in operating assets and liabilities:
Collection of finance leases	695,943	1,021,719
Restricted cash	49,319	18,566
Intangibles	(1,080,191)	-
Other assets, net	(654,793)	(111,073)
Deferred revenue	13,013	(20,587)
Due to/from Manager and affiliates, net	(108,782)	72,086
Accrued expenses and other current liabilities	2,278,986	145,235
Distributions from joint ventures	1,006,581	298,881

Net cash provided by operating activities	2,630,701	2,358,226

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	228,815	17,190,436
Investment in financing facility	-	(164,822)
Distributions received from joint ventures, in excess of profits	645,537	729,503

Net cash provided by investing activities	874,352	17,755,117

Cash flows from financing activities:
Repayment of revolving line of credit	-	(2,000,000)
Repayments of non-recourse long-term debt	(731,700)	-
Cash distributions to members	(3,219,167)	(3,222,384)
Additional member shares redeemed	-	(83,697)
Distributions to noncontrolling interests	(271,330)	(214,561)

Net cash used in financing activities	(4,222,197)	(5,520,642)

Effects of exchange rates on cash and cash equivalents	(2,398)	-

Net (decrease) increase in cash and cash equivalents	(719,542)	14,592,701
Cash and cash equivalents, beginning of the period	3,784,794	4,448,826

Cash and cash equivalents, end of the period	$3,065,252	$19,041,527

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$2,196,878	$4,392,725
Transfer from net investment in finance lease to fixed assets	$6,829,746	$-
Transfer of non-recourse long-term debt in connection with
sale of subsidiary	$-	$10,906,321

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(1)	Organization

ICON Income Fund Ten, LLC (the “LLC”) was formed on January 2, 2003 as a Delaware limited liability company.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing or servicing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  The LLC will continue until December 31, 2023, unless terminated sooner.

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

The initial capitalization of the LLC was $1,000 contributed by the Manager.  The LLC offered shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital from additional members. The LLC commenced business operations on its initial closing date, August 22, 2003, with the admission of investors holding 5,066 Shares, representing $5,065,736 of capital contributions.  Between August 23, 2003 and April 5, 2005, the final closing date, the LLC admitted investors holding 144,928 Shares representing $144,928,766 of capital contributions, bringing the total Shares to 149,994 representing $149,994,502 of capital contributions.  In addition, pursuant to the terms of the LLC’s offering, the LLC established a reserve in the amount of 1.0% of the gross offering proceeds, or $1,449,945.  For the three months ended March 31, 2009, the LLC did not redeem any Shares, leaving 148,231 Shares outstanding as of such date.

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
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results for the interim period are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue. All of the LLC’s investments in joint ventures are subject to its impairment review policy.

In joint ventures where the LLC has majority ownership, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture.  The noncontrolling interest is adjusted for its share of the earnings, losses, investments and distributions of the joint venture.

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  As a result, noncontrolling interests are reported as a separate component of consolidated equity and income (loss) attributable to the noncontrolling interest is included in consolidated net income (loss).  The attribution of income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Revenue Recognition

The LLC primarily leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

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

Goodwill and Intangible Assets

Business combinations are accounted for under the purchase method of accounting.  Goodwill resulting from a business combination represents the difference between the cost of an acquisition and the LLC’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities of the entity recognized at the date of acquisition.  Intangible assets generally represent customer and technology relationships and intellectual property.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the LLC tests goodwill and intangible assets for impairment on an annual basis, or more frequently if events or circumstances indicate that it might be impaired.  An impairment loss will be recognized to the extent that the carrying amount exceeds the fair value of the asset.

Goodwill is initially recorded as an asset at cost and is subsequently measured at cost less accumulated impairment losses.  Intangible assets are depreciated on a straight-line basis over the estimated useful lives and stated at cost less accumulated amortization and impairment losses.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the accompanying consolidated statement of changes in equity and accumulated other comprehensive income (loss) and consists of net income (loss) and other gains and losses affecting equity that are excluded from net income (loss).

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

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

Some of the LLC’s wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions.  For these entities, the LLC uses the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), the LLC records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  The LLC recognizes interest and penalties, if any, related to unrecognized tax benefit in income tax expense.  The provisions of FIN 48 did not have any impact on the LLC’s consolidated financial statements for the periods presented.

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

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates.  Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed.  Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive loss.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008.  The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by the LLC on January 1, 2008.  The LLC adopted FSP 157-2 on January 1, 2009.  The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on the LLC’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes.  In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.  The adoption of SFAS No. 141(R) changed the LLC’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, the LLC was required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.  The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Manager is currently evaluating the impact of FSP 157-4 on the LLC’s consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”).  FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS No. 107, “Disclosures about the Fair Value of Financial Instruments”. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting ending after June 15, 2009.

(3)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following:

	March 31,
	2009	December 31,
	(unaudited)	2008
Minimum rents receivable, net	$-	$10,650,349
Estimated residual values	-	1,596,832
Initial direct costs, net	-	72,269
Unearned income	-	(4,677,883)

Net investment in finance lease	-	7,641,567

Less: Current portion of net investment in finance lease	-	725,220

Net investment in finance lease, less current portion	$-	$6,916,347

On June 30, 2005, the LLC, through its wholly-owned subsidiary, ICON Premier, LLC (“ICON Premier”), executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom Contracts Limited (“Premier Telecom”), a licensee providing bedside entertainment services to hospitals in the U.K., in connection with the purchase of approximately 5,000 bedside entertainment and communication terminals installed in several National Health Service hospitals in the United Kingdom.  The base term of the Lease, which commenced on January 1, 2006, was for a period of 84 months.  ICON Premier purchased approximately $13,944,600 (£8,091,000) of bedside entertainment and communication terminals, inclusive of initial direct costs, on lease to Premier Telecom.  In January 2009, ICON Premier reached an agreement with the equity holders of Pretel Group Limited (“Pretel”), the ultimate parent company of Premier Telecom, in which ICON Premier acquired a 51% ownership interest in Pretel in consideration of restructuring the lease financing between ICON Premier and Premier Telecom.  As a result of the aforementioned agreement, ICON Premier reclassified its investment from a finance lease to a fixed asset on a consolidated basis.  See Note 5 for further discussion.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,
	2009	December 31,
	(unaudited)	2008
Marine vessels	$70,987,238	$70,987,238
Telecommunications equipment	13,884,669	13,884,669
Manufacturing equipment	8,278,522	8,278,522
Information technology equipment	93,998	52,692

	93,244,427	93,203,121
Less: Accumulated depreciation	(49,296,070)	(47,649,844)

	$43,948,357	$45,553,277

Depreciation expense was $1,655,933 and $5,436,876 for the three months ended March 31, 2009 and 2008, respectively.

Marine Vessels

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

Digital Mini-Labs

During December 2004, the LLC acquired 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation (“Rite Aid”).  The leases expired at various times from November 2007 to September 2008.  During 2008, Rite Aid returned all of the digital mini-labs it previously had on lease.  As of March 31, 2009, the Manager has sold all but one of the digital mini-labs with a net book value of $804,000 for approximately $764,000 and the LLC has recognized a net loss on the sale of equipment of approximately $40,000.  At March 31, 2009, the net book value of the remaining equipment of $23,350 represents equipment held for sale or lease, net.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(5)	Business Acquisition

On January 30, 2009, ICON Premier completed the acquisition of 51% of the outstanding stock of Pretel for $1 and the assumption of net liabilities of approximately $1,080,000 in consideration for restructuring its pre-existing lease transaction with Pretel.

The acquisition was accounted for as a business combination, and the results of operations for this acquisition have been included in the consolidated financial statements of the LLC from the date of acquisition.  Had the acquisition occurred as of January 1, 2009, the impact on the LLC’s consolidated results would have been immaterial.  The purpose of this acquisition was to protect the LLC’s interest in a direct finance lease in connection with a first priority security interest in the Lease.  Accordingly, the LLC became the majority shareholder of Pretel until such time that such amounts due to the LLC under the Lease will be paid in full.  At such time, the control of the business will revert back to the original shareholders.

The purchase price was allocated based upon the fair values of the assets and liabilities acquired.  The preliminary purchase price allocation is subject to adjustment for changes in additional information, including final asset valuations.  ICON Premier has an outstanding obligation to the minority shareholder that is not material to the preliminary purchase price allocation. The preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:

Amount
Current assets:
Cash	$112,492
Other receivables, net	715,551
Other current assets	122,309

Non-current assets:
Fixed assets	99,463
Intangibles	1,080,191
Total assets acquired	2,130,006

Current liabilities:
Accrued expenses and other current liabilities	2,130,005
Total liabilities assumed	2,130,005
Total purchase price	$1

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(6)	Investments in Joint Ventures

ICON Global Crossing, LLC

On November 17, 2005, the LLC, along with ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Income Fund Eight A L.P. (“Fund Eight A”), entities also managed by the Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with original ownership interests of 44%, 44% and 12%, respectively, to purchase telecommunications equipment.  On March 31, 2006, Fund Eleven made an additional capital contribution of approximately $7,734,000 to ICON Global Crossing, which changed the ownership interests for the LLC, Fund Eleven and Fund Eight A to 30.62%, 61.39% and 7.99%, respectively.  The total capital contributions made to ICON Global Crossing were approximately $25,131,000, of which the LLC’s share was approximately $7,695,000.  During February and April 2006, ICON Global Crossing purchased telecommunications equipment that is subject to a lease with Global Crossing.  The purchase price, inclusive of initial direct costs, was approximately $25,278,000.  The equipment is subject to a 48-month lease that commenced on April 1, 2006.

Information as to the financial position and results of operations of ICON Global Crossing is summarized below:

	Three Months Ended March 31,
	(unaudited)
	2009	2008
Revenue	$1,846,437	$1,846,437
Net income	$683,025	$689,144
LLC's share of net income	$209,142	$211,016

ICON Mayon, LLC

On June 26, 2007, the LLC and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, formed ICON Mayon, LLC (“ICON Mayon”), with ownership interests of 49% and 51%, respectively.  On July 24, 2007, ICON Mayon purchased a 98,507 DWT Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”).  The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and borrowings of approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp.  Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007.  The total capital contributions made to ICON Mayon were approximately $16,020,000, of which the LLC’s share was approximately $7,548,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(6)	Investments in Joint Ventures - continued

Information as to the financial position and results of operations of ICON Mayon is summarized below:

	Three Months Ended March 31,
	(unaudited)
	2009	2008
Revenue	$1,551,702	$1,551,702
Net income	$552,852	$593,767
LLC's share of net income	$289,656	$309,705

ICON Northern Leasing, LLC

On November 25, 2008, ICON Northern Leasing, LLC ("ICON Northern Leasing"), a joint venture among the LLC, Fund Eleven and Fund Twelve, purchased four promissory notes (the “Notes”) and received an assignment of the underlying Master Loan and Security Agreement (the "MLSA"), dated July 28, 2006.  The LLC, Fund Eleven and Fund Twelve have ownership interests of 12.25%, 35%, and 52.75%, respectively.  The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000.  The Notes are secured by an underlying pool of leases for credit card machines and Northern Leasing Systems, Inc., the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $5,748,000.  The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000.  The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000.  The LLC’s share of the purchase price of the Notes was approximately $3,868,000 and the LLC paid an acquisition fee to the Manager of approximately $36,000 relating to this transaction.

 ICON Carina Holdings, LLC

On December 3, 2008, ICON Eagle Carina Pte. Ltd., a Singapore corporation wholly-owned by ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the M/V Eagle Carina (the “Eagle Carina”), from Aframax Tanker II AS.  On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 of non-recourse debt was borrowed from Fortis Bank NV/SA (“Fortis”) and DVB Bank SE (“DVB”).  The Eagle Carina is subject to an 84-month bareboat charter with AET, Inc. Limited (“AET”) that expires on November 14, 2013.  ICON Carina Holdings paid an acquisition fee to the Manager of approximately $1,170,000 in connection with this transaction, of which the LLC’s share was approximately $418,000.

Information as to the financial position and results of operations of ICON Carina Holdings is summarized below:

	Three Months Ended March 31,
	(unaudited)
	2009	2008
Revenue	$1,486,361	$-
Net income	$238,387	$-
LLC's share of net income	$85,104	$-

ICON Corona Holdings, LLC

On December 3, 2008, ICON Eagle Corona Pte. Ltd., a Singapore corporation wholly-owned by ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the M/V Eagle Corona (the “Eagle Corona”), from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 of non-recourse debt was borrowed from Fortis and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Corona Holdings paid an acquisition fee to the Manager of approximately $1,238,000 in connection with this transaction, of which the LLC’s share was approximately $442,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(6)	Investments in Joint Ventures - continued

Information as to the financial position and results of operations of ICON Corona Holdings is summarized below:

	Three Months Ended March 31,
	(unaudited)
	2009	2008
Revenue	$1,522,372	$-
Net income	$271,882	$-
LLC's share of net income	$97,062	$-

(7)	Non-Recourse Long-Term Debt

On June 24, 2004, ICON Containership I, LLC and ICON Containership II, LLC, two wholly-owned subsidiaries of the LLC, each borrowed $26,150,000 from Fortis Capital Corp. in connection with the acquisitions of the M/V ZIM Canada (the “ZIM Canada”) and the M/V ZIM Korea (the “ZIM Korea”) from ZIM Israel Navigation Co. Ltd. (“ZIM”).  The non-recourse long-term debt obligations mature on June 24, 2009 and accrue interest at the London Interbank Offered Rate plus 1.50% per year.  The non-recourse long-term debt obligations require monthly payments ranging from $372,000 to $483,000.  The lender has a security interest in the ZIM Canada and the ZIM Korea and an assignment of the charter hire with ZIM.  The LLC paid and capitalized approximately $523,000 in debt financing costs.  At March 31, 2009 and December 31, 2008, the outstanding balance of the non-recourse long-term debt obligations was $4,230,400 and $7,076,252, respectively.

Simultaneously with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into two interest rate swap contracts with Fortis in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts fixed the interest rate at 5.37%.

(8)	Revolving Line of Credit, Recourse

The LLC and certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Eleven and Fund Twelve (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement.  Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  At March 31, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(8)	Revolving Line of Credit, Recourse - continued

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year.  The interest rate at March 31, 2009 was 3.25%.  In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,785,000 at March 31, 2009.  The LLC had no borrowings outstanding under the Facility as of such date.  The balances of $1,185,000 and $5,600,000 were borrowed by Fund Eight B and Fund Eleven, respectively.  Subsequent to March 31, 2009, Fund Eight B repaid $100,000, which reduced Fund Eight B’s outstanding loan balance to $1,085,000.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At March 31, 2009, the Borrowers were in compliance with all covenants.

(9)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures, (ii) a formation fee of 6.5% based upon the gross proceeds from the sale of Shares, (iii) organization and offering expenses ranging from 1.5% to 3.5% of the gross proceeds from the sale of Shares, as defined in the LLC Agreement and (iv) acquisition fees, through the end of the operating period, of 3% of the financing amount of the LLC’s investments.  In addition, the Manager is reimbursed for certain administrative expenses incurred in connection with the LLC’s operations.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(9)	Transactions with Related Parties - continued

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.  The LLC paid distributions to the Manager of $32,192 and $32,226 for the three months ended March 31, 2009 and 2008, respectively.  The Manager’s interest in the net income attributable to the LLC for the three months ended March 31, 2009 and 2008 was $15,928 and $74,787, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager for the three months ended March 31, 2009 and 2008 were as follows (unaudited):

			Three Months Ended March 31,
Entity	Capacity	Description	2009	2008
ICON Capital Corp.	Manager	Management fees (1)	$348,650	$533,587
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	$290,789	$353,558

(1) Amount charged directly to operations.

At March 31, 2009, the LLC had a net payable of $939,519 due to the Manager and its affiliates that primarily consisted of administrative expense reimbursements and amounts owed in connection with the investments in ICON Carina Holdings and ICON Corona Holdings.

(10)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures.  The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments and SFAS No. 161, which the LLC adopted on January 1, 2009.  SFAS No. 133 requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value.  The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

During the twelve months ended March 31, 2010, the LLC estimates that an additional $475,122 will be transferred from accumulated other comprehensive (loss) income to interest expense.

Non-designated Derivatives

The LLC holds interest rate swaps that are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.  The LLC’s hedging strategy to accomplish this objective is to match the projected future business cash flows with the underlying debt service.  Interest rate swaps involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.  Additionally, the LLC holds warrants that are held for purposes other than hedging.  All changes in the fair value of the interest rate swaps and the warrants are recorded directly in earnings.  As of March 31, 2009, the LLC had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount
Interest rate swaps	2	$5,183,248
Warrants	3	$ 55,798

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps		$-	Interest rate swap contracts	$41,390
Warrants	Other non-current assets	$55,798		$-

The table below presents the effect of the LLC’s derivative financial instruments not designated as hedging instruments under SFAS No. 133 on the consolidated statement of operations for the three months ended March 31, 2009:

Derivative	Location of Gain (Loss)	Gain (Loss) Recognized

Interest Rate Swaps	General and Administrative	$46,824
Warrants	General and Administrative	(5,782)

Total		$41,042

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

Derivative Risks

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

As of March 31, 2009, the fair value of the derivatives in a liability position related to these agreements was $41,502.  In the event that the LLC breaches any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $41,502.

(11)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized losses on derivative financial instruments and currency translation adjustments of $687,051 and $2,579,803, respectively, at March 31, 2009 and accumulated losses on derivative financial instruments and currency translation adjustments of $695,914 and $2,449,877, respectively, at December 31, 2008.

(12)	Fair Value of Financial Instruments

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(12)	Fair Value of Financial Instruments - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$55,798	$-	$55,798

Liabilities:

Derivative Liabilities	$-	$41,390	$-	$41,390

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the derivative liabilities were recorded in interest rate swap contracts within the consolidated balance sheets.

(13)	Commitments and Contingencies and Off-Balance Sheet Transactions

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(13)	Commitments and Contingencies and Off-Balance Sheet Transactions - continued

On September 28, 2007 and December 10, 2007, the LLC completed its simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”) and MW Monroe Plastics, Inc. (“Monroe”).  Simultaneously with the closing of the transactions with Texas Die and Monroe, Fund Eleven and Fund Twelve (together, with the LLC, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at March 31, 2009 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A herein.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Ten, LLC and its consolidated subsidiaries (“Fund Ten”).

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

Overview

We operate as an equipment leasing program in which the capital our members invested is pooled together to make investments, pay fees and establish a small reserve.  We primarily engage in the business of purchasing equipment and leasing or servicing it to third parties, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

Our manager is ICON Capital Corp. (our “Manager”), a Delaware corporation.  Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our amended and restated operating agreement (our “LLC Agreement”).

We are currently in our operating period.  During our operating period, additional investments will continue to be made with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”  We anticipate investing in equipment leases, other financing transactions and residual ownership rights in items of leased equipment from time to time until April 2010, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.

At March 31, 2009, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels

•
We, through two wholly-owned subsidiaries, ICON Containership I, LLC and ICON Containership II, LLC, own two container vessels, the M/V ZIM Canada (the “ZIM Canada”) and the M/V ZIM Korea (the “ZIM Korea”), respectively, which are subject to bareboat charters with ZIM Israel Navigation Co. Ltd.  The bareboat charters for the ZIM Canada and the ZIM Korea were originally scheduled to expire in June 2009.  On July 1, 2008, the bareboat charters for the ZIM Canada and the ZIM Korea were extended until June 30, 2014 (the “Extensions”).

•
We have a 49% ownership interest in ICON Mayon, LLC, which purchased an Aframax product tanker, the Mayon Spirit, from an affiliate of the Teekay Corporation on July 24, 2007.  The Mayon Spirit has a bareboat charter that expires on July 23, 2011.

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

Telecommunications Equipment

•
We have a 30.62% ownership interest in ICON Global Crossing, LLC, which purchased telecommunications equipment that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The lease expires on March 31, 2010.

•
We have a 72.34% ownership interest in ICON Global Crossing II, LLC, which purchased telecommunications equipment that is subject to a lease with Global Crossing and Global Crossing North American Networks, Inc.  The lease expires on October 31, 2010.

•	We have a 45% ownership interest in ICON Global Crossing V, LLC, which purchased telecommunications equipment that is subject to a lease with Global Crossing. The lease expires on December 31, 2010.

Manufacturing Equipment

•	We own automotive steering column production and assembly equipment on lease to Anchor Tool & Die Co. The equipment is subject to a 36-month lease that expires on September 30, 2009.

•
We own machining and metal working equipment of and subject to lease with MW Texas Die Casting, Inc. (“Texas Die”) and MW Monroe Plastics, Inc. (“Monroe”), both of which are wholly-owned subsidiaries of MW Universal, Inc. (“MWU”).  The Texas Die and Monroe leases expire on December 31, 2012.

Information Technology Equipment

•
We have a 75% ownership interest in the unguaranteed residual values of a portfolio of leases (the “SAM Portfolio”) currently in effect and performing with various lessees in the United Kingdom.  The portfolio is mainly comprised of information technology equipment, including laptops, desktops and printers.  All of the leases expire at various dates through August 30, 2009.

Notes Receivable Secured by Credit Card Machines

•
We have a 12.25% ownership interest in ICON Northern Leasing, LLC, which, in November 2008, purchased four promissory notes (the “Notes”) and received an assignment of the underlying Master Loan and Security Agreement (the “MLSA”), dated July 28, 2006.  The Notes are secured by an underlying pool of leases for credit card machines and Northern Leasing Systems, Inc., the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $5,748,000.

Recent Significant Transactions

We entered into the following recent significant transactions during the three months ended March 31, 2009:

•
On January 30, 2009, we, through our wholly-owned subsidiary, ICON Premier, LLC (“ICON Premier”), completed the acquisition of 51% of the outstanding stock of Pretel Group Limited (“Pretel”) for $1 and the assumption of net liabilities of approximately $1,080,000 (the “Pretel Acquisition”) in consideration for restructuring our pre-existing lease transaction with Pretel.  The acquisition was accounted for as a business combination, and the results of operations for this acquisition have been included in our consolidated financial statements from the date of acquisition.  Had the acquisition occurred as of January 1, 2009, the impact on our consolidated results would have been immaterial.  The purpose of this acquisition was to protect our interest in a direct finance lease (the “Lease”) in connection with a first priority security interest in the Lease.  Accordingly, we became the majority shareholder of Pretel until such time that such amounts due to us under the Lease will be paid in full.  At such time, the control of the business will revert back to the original shareholders.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008.  The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by us on January 1, 2008.  We adopted FSP 157-2 on January 1, 2009.  The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes.  In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.  The adoption of SFAS No. 141(R) changed our accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, we were required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.  The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Our Manager is currently evaluating the impact of FSP 157-4 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”).  FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS No. 107, “Disclosures about the Fair Value of Financial Instruments”. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting ending after June 15, 2009.

Results of Operations for the Three Months Ended March 31, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended March 31,
	2009	2008	Change
Rental income	$3,821,830	$6,609,415	$(2,787,585)
Finance income	-	675,724	(675,724)
Income from investments in joint ventures	1,006,581	680,402	326,179
Net gain on sales of equipment and unguaranteed residual values	128,543	6,807,518	(6,678,975)
Interest and other income	976,867	99,682	877,185

Total revenue	$5,933,821	$14,872,741	$(8,938,920)

Total revenue for the 2009 Quarter decreased $8,938,920, or 60.1%, as compared to the 2008 Quarter.  The decrease in total revenue was primarily due to a reduction in the net gain on sales of equipment and unguaranteed residual values and a decrease in rental income.  The net gain on sales of equipment and unguaranteed residual values reported in the 2008 Quarter was primarily due to the sale of ICON Containership III, LLC (“ICON Containership III”) on March 31, 2008, which resulted in a gain of approximately $6,741,000.  The decrease in rental income was primarily due to (i) the sale of ICON Containership III, which represented approximately $1,461,000 of the decrease in rental income, (ii) the Extensions in connection with the ZIM Canada and the ZIM Korea on July 1, 2008, which accounted for approximately $744,000 of the decrease and (iii) the sale of equipment previously on lease to Rite Aid Corporation (“Rite Aid”) during the third and fourth quarters of 2008, which accounted for approximately $615,000 of the decrease in rental income.  The decrease in finance income was due to the expiration of our lease with P.W. Supermarkets, Inc. in July 2008 and the restructuring of the lease financing between ICON Premier and Pretel in January 2009.

Expenses for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended March 31,
	2009	2008	Change
Management fees - Manager	$348,650	$533,587	$(184,937)
Administrative expense reimbursements - Manager	290,789	353,558	(62,769)
General and administrative	1,469,476	415,429	1,054,047
Interest	178,393	544,500	(366,107)
Depreciation and amortization	1,971,474	5,452,457	(3,480,983)

Total expenses	$4,258,782	$7,299,531	$(3,040,749)

Total expenses for the 2009 Quarter decreased $3,040,749, or 41.7%, as compared to the 2008 Quarter.  The decrease in total expenses was primarily due to a decrease in depreciation and amortization expense.  The decrease in depreciation and amortization expense was primarily due to (i) the sale of ICON Containership III on March 31, 2008, which represented approximately $1,200,000 of the decrease, (ii) the Extensions in connection with the ZIM Canada and the ZIM Korea, which resulted in a decrease in depreciation expense of approximately $1,704,000 as monthly depreciation expense per vessel decreased from approximately $380,000 to approximately $96,000 and (iii) the sale of equipment previously on lease to Rite Aid, which accounted for approximately $752,000 of the decrease in depreciation expense.  This decrease was partially offset by an increase in general and administrative expenses primarily due to the Pretel Acquisition.

Noncontrolling Interests

Noncontrolling interests for the 2009 Quarter were consistent with that reported for the 2008 Quarter.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, the net income attributable to Fund Ten for the 2009 Quarter and the 2008 Quarter was $1,592,815 and $7,478,740, respectively.  The net income attributable to Fund Ten per weighted average additional share of limited liability company interests for the 2009 Quarter and the 2008 Quarter was $10.64 and $49.91, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2009 compared to December 31, 2008.

Total Assets

Total assets decreased $2,633,681, from $88,999,197 at December 31, 2008 to $86,365,516 at March 31, 2009.  The decrease was primarily due to the depreciation of our leased equipment and fixed assets of approximately $1,971,000 and distributions paid to our members of approximately $3,219,000.  This decrease was partially offset by an increase in total assets due to the assets acquired in connection with the Pretel Acquisition.

Current Assets

 Current assets decreased $709,784, from $5,117,308 at December 31, 2008 to $4,407,524 at March 31, 2009.  The decrease was primarily due to a lower cash position resulting from payments of our non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea.

Total Liabilities

 Total liabilities decreased $697,160, from $8,518,061 at December 31, 2008 to $7,820,901 at March 31, 2009.  The decrease was primarily due to the scheduled repayments of our non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea, which was partially offset by an increase in total liabilities due to the liabilities assumed in connection with the Pretel Acquisition.

Current Liabilities

 Current liabilities decreased $697,160, from $8,518,061 at December 31, 2008 to $7,820,901 at March 31, 2009.  The decrease was primarily due to the scheduled repayment of our non-recourse debt discussed above, which was partially offset by an increase in current liabilities due to the liabilities assumed in connection with the Pretel Acquisition.

Equity

Equity decreased $1,936,521, from $80,481,136 at December 31, 2008 to $78,544,615 at March 31, 2009.  The decrease was primarily due to distributions paid to our members and noncontrolling interests, which was partially offset by net income reported in the 2009 Quarter.

Liquidity and Capital Resources

Cash Flows Summary

At March 31, 2009 and December 31, 2008, we had cash and cash equivalents of $3,065,252 and $3,784,794, respectively.  During our operating period, our main source of cash has been and will continue to be from operating activities and our main use of cash has been and will continue to be in investing and financing activities.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits.  We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

In addition, pursuant to the terms of our offering, we established a reserve in the amount of 1.0% of the gross offering proceeds, or $1,449,945.

Cash Flows

The following table sets forth summary cash flow data:

	Three Months Ended March 31,
	2009	2008

Net cash provided by (used in):

Operating activities	$2,630,701	$2,358,226
Investing activities	874,352	17,755,117
Financing activities	(4,222,197)	(5,520,642)
Effects of exchange rates on cash and cash equivalents	(2,398)	-

Net (decrease) increase in cash and cash equivalents	$(719,542)	$14,592,701

Note: See the Consolidated Statements of Cash Flows included in Item 1, “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

           Sources of cash

Sources of cash from operating activities increased $272,475, from $2,358,226 in the 2008 Quarter to $2,630,701 in the 2009 Quarter.  The increase was primarily due to the net assets acquired in connection with the Pretel Acquisition and an increase in the distributions received from our investments in joint ventures, which was partially offset by a decrease in rental income due to the sale of the equipment previously on lease to Rite Aid.

Investing Activities

            Sources of cash

Sources of cash from investing activities decreased $17,045,587, from $17,919,939 in the 2008 Quarter to $874,352 in the 2009 Quarter.  The decrease was primarily due to a reduction in the proceeds received from the sales of equipment and unguaranteed residual values.  During the 2008 Quarter, we received net proceeds of approximately $16,930,000 in connection with the sale of ICON Containership III.

Uses of cash

Our use of cash in investing activities decreased from $164,822 in the 2008 Quarter to $0 in the 2009 Quarter because we did not make any new investments during the 2009 Quarter.

Financing Activities

Sources of cash

We did not have any sources of cash from financing activities during the 2008 Quarter and the 2009 Quarter.

Uses of cash

Uses of cash in financing activities decreased $1,298,445, from $5,520,642 in the 2008 Quarter to $4,222,197 in the 2009 Quarter.  The decrease was primarily due to the repayment of our $2,000,000 borrowing under the revolving line of credit during the 2008 Quarter, which was partially offset by repayments totaling approximately $732,000 of our non-recourse debt outstanding for the ZIM Canada and the ZIM Korea during the 2009 Quarter.

Sources of Liquidity

Cash generated by our operating activities continues to be our most significant source of liquidity during our operating period.  We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the year ending December 31, 2009, including distributions to our members, the repayment of principal and interest on our non-recourse debt obligations, general and administrative expenses, management fees and administrative expense reimbursements.  We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of operations, as well as cash received from our investments at maturity.  In addition, our revolving line of credit has $23,215,000 available as of March 31, 2009 (see Note 8 to our consolidated financial statements) for additional working capital needs or new investment opportunities.

As discussed above, we anticipate being able to meet our liquidity requirements into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2009 of $4,230,400.  All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being partially paid directly by the lessee.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations and we expect to continue to pay such distributions until the end of our operating period.  We paid distributions to our Manager, additional members and noncontrolling interests of $32,192, $3,186,975 and $271,330, respectively, for the three months ended March 31, 2009.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2009, we had non-recourse debt obligations.  The lender has a security interest in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee.  If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At March 31, 2009, our outstanding non-recourse long-term indebtedness was $4,230,400.  We did not have borrowings under our revolving line of credit at March 31, 2009.

On September 28, 2007 and December 10, 2007, we completed our simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of Texas Die and Monroe.  Simultaneously with the closing of the transactions with Texas Die and Monroe, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, entities also managed by our Manager, (together, with us, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at March 31, 2009 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk sensitive instruments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of limited liability company interests redeemed during the three months ended March 31, 2009.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2009.

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

10.3
Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated May 19, 2008).

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

May 15, 2009

/s/ Mark Gatto___
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

May 15, 2009

/s/ Michael A. Reisner___
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

May 15, 2009

/s/ Anthony J. Branca__
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

36