Form 10-Q
period 2009-06-30
ICON INCOME FUND TEN LLC
filed 2009-08-14
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2009

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[ ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,’’ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [X]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on July 31, 2009 is 148,211.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
(unaudited)

Assets

	June 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$3,128,163	$3,784,794
Current portion of net investment in finance lease	-	725,220
Equipment held for sale or lease, net	23,350	98,350
Restricted cash	161,142	226,882
Accounts receivable, net	1,152,138	-
Other current assets	345,105	282,062

Total current assets	4,809,898	5,117,308

Non-current assets:
Net investment in finance lease, less current portion	-	6,916,347
Leased equipment at cost (less accumulated depreciation of
$50,927,554 and $47,649,844, respectively)	42,280,462	45,553,277
Equipment (less accumulated depreciation of $1,041,459)	8,297,403	-
Investments in joint ventures	29,631,669	30,591,890
Investments in unguaranteed residual values	400,027	754,090
Other non-current assets, net	55,953	66,285

Total non-current assets	80,665,514	83,881,889

Total Assets	$85,475,412	$88,999,197

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$1,346,242	$7,076,252
Revolving line of credit, recourse	2,185,000	-
Interest rate swap contracts	3,982	88,214
Deferred revenue	22,830	48,699
Due to Manager and affiliates	880,972	1,048,301
Accrued expenses and other current liabilities	2,774,929	256,595

Total Liabilities	7,213,955	8,518,061

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Additional Members	78,887,562	81,937,867
Manager	(515,736)	(484,924)
Accumulated other comprehensive loss	(1,899,174)	(3,145,791)

Total Members' Equity	76,472,652	78,307,152

Noncontrolling Interests	1,788,805	2,173,984

Total Equity	78,261,457	80,481,136

Total Liabilities and Equity	$85,475,412	$88,999,197

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Rental income	$3,893,042	$5,291,905	$7,714,872	$11,901,320
Finance income	-	637,169	-	1,312,893
Servicing income	1,594,485	-	2,566,220	-
Income from investments in joint ventures	1,106,149	1,849,108	2,112,730	2,529,510
Net (loss) gain on sales of equipment and unguaranteed residual values	(53,688)	(26,001)	74,855	6,781,517
Interest and other income	9,446	140,535	14,578	240,217

Total revenue	6,549,434	7,892,716	12,483,255	22,765,457

Expenses:
Management fees - Manager	330,798	413,976	679,448	947,563
Administrative expense reimbursements - Manager	420,985	354,877	711,774	708,435
General and administrative	1,689,043	340,179	3,158,519	755,608
Interest	34,446	195,646	212,839	740,146
Depreciation and amortization	2,234,502	3,810,281	4,205,976	9,262,738

Total expenses	4,709,774	5,114,959	8,968,556	12,414,490

Net income	1,839,660	2,777,757	3,514,699	10,350,967

Less: Net income attributable to noncontrolling interests	75,258	65,811	157,482	160,281

Net income attributable to Fund Ten	$1,764,402	$2,711,946	$3,357,217	$10,190,686

Net income attributable to Fund Ten allocable to:
Additional Members	$1,746,758	$2,684,827	$3,323,645	$10,088,779
Manager	17,644	27,119	33,572	101,907

	$1,764,402	$2,711,946	$3,357,217	$10,190,686

Weighted average number of additional
shares of limited liability company interests outstanding	148,231	148,275	148,231	148,306

Net income attributable to Fund Ten per weighted
average additional share of limited liability company interests	$11.78	$18.11	$22.42	$68.03

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity
(unaudited)

	Members' Equity

	Additional Shares			Accumulated Other	Total
	of Limited Liability Company Interests	Additional Members	Manager	Comprehensive Loss	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	148,231	$81,937,867	$(484,924)	$(3,145,791)	$78,307,152	$2,173,984	$80,481,136
Comprehensive income:
Net income		1,576,887	15,928	-	1,592,815	82,224	1,675,039
Change in valuation of interest
rate swap contracts		-	-	8,863	8,863	-	8,863
Currency translation adjustments		-	-	(129,926)	(129,926)	-	(129,926)
Total comprehensive income				(121,063)	1,471,752	82,224	1,553,976
Cash distributions to members and
noncontrolling interests	-	(3,186,975)	(32,192)	-	(3,219,167)	(271,330)	(3,490,497)

Balance, March 31, 2009	148,231	80,327,779	(501,188)	(3,266,854)	76,559,737	1,984,878	78,544,615
Comprehensive income:
Net income		1,746,758	17,644	-	1,764,402	75,258	1,839,660
Change in valuation of interest
rate swap contracts		-	-	267,768	267,768	-	267,768
Currency translation adjustments		-	-	1,099,912	1,099,912	-	1,099,912
Total comprehensive income				1,367,680	3,132,082	75,258	3,207,340
Cash distributions to members
and noncontrolling interests	-	(3,186,975)	(32,192)	-	(3,219,167)	(271,331)	(3,490,498)

Balance, June 30, 2009	148,231	$78,887,562	$(515,736)	$(1,899,174)	$76,472,652	$1,788,805	$78,261,457

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,514,699	$10,350,967
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(4,386,105)	(7,325,407)
Finance income	-	(1,312,893)
Income from investments in joint ventures	(2,112,730)	(2,529,510)
Net gain on sales of equipment and unguaranteed residual values	(74,855)	(6,781,517)
Depreciation and amortization	4,205,976	9,262,738
Interest expense on non-recourse financing paid directly
to lenders by lessees	210,873	697,897
Changes in operating assets and liabilities:
Collection of finance leases	695,943	1,721,640
Restricted cash	65,740	38,446
Accounts receivable	(1,152,138)	-
Equipment	(1,154,418)	-
Other assets, net	(25,873)	159,445
Deferred revenue	(25,869)	(33,970)
Due to Manager and affiliates, net	(167,329)	108,863
Accrued expenses and other current liabilities	2,436,121	(188,801)
Distributions from joint ventures	2,119,337	608,400

Net cash provided by operating activities	4,149,372	4,776,298

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	299,273	17,341,511
Investment in financing facility	-	(164,822)
Distributions received from joint ventures in excess of profits	1,162,249	1,454,963

Net cash provided by investing activities	1,461,522	18,631,652

Cash flows from financing activities:
Proceeds from revolving line of credit	2,185,000	-
Repayment of revolving line of credit	-	(5,000,000)
Repayments of non-recourse long-term debt	(1,471,530)	-
Cash distributions to members	(6,438,334)	(6,442,608)
Shares of limited liability company interests redeemed	-	(98,523)
Cash distributions to noncontrolling interests	(542,661)	(420,081)

Net cash used in financing activities	(6,267,525)	(11,961,212)

Net (decrease) increase in cash and cash equivalents	(656,631)	11,446,738
Cash and cash equivalents, beginning of the period	3,784,794	4,448,826

Cash and cash equivalents, end of the period	$3,128,163	$15,895,564

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$4,386,105	$7,325,407
Transfer from net investment in finance lease to equipment	$6,829,746	$-
Transfer of non-recourse long-term debt in connection with
sale of a subsidiary	$-	$10,906,321

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
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

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) acquires a diversified portfolio by making investments in leases and other financing transactions; (ii) makes monthly cash distributions, at the LLC’s manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) reinvests substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period.  The LLC is currently in its operating period, which commenced in April 2005.

The manager of the LLC is ICON Capital Corp., a Delaware corporation (the “Manager”).  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC enters into pursuant to the terms of the LLC’s amended and restated operating agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on their outstanding adjusted capital account.  After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results for the interim period are not necessarily indicative of the results for the full year.  The Manager has evaluated all subsequent events through August 13, 2009, the date the consolidated financial statements were issued.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

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

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  As a result, noncontrolling interests are reported as a separate component of consolidated equity and income attributable to the noncontrolling interest is included in consolidated net income.  The attribution of income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

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

Revenue Recognition

The LLC provides financing to third parties, generally in the form of leases and loans.  Additionally, the LLC may make loans to borrowers secured by various capital.  With respect to leases of equipment, each lease is classified as either a finance lease or an operating lease, which is based upon the terms of the lease. Loans are typically classified as notes receivable.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

For finance leases and notes receivable, the LLC records finance and interest income, respectively, on the consolidated statement of operations using the effective interest rate method, which results in a constant rate of return over the term of the lease.  For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

The recognition of revenue may be suspended when deemed appropriate by the Manager, in accordance with the LLC’s policy on doubtful accounts.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the LLC tests goodwill and intangible assets for impairment on an annual basis, or more frequently if events or circumstances indicate that it might be impaired.  An impairment loss will be recognized to the extent that the carrying amount exceeds the fair value of the asset.

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
June 30, 2009
(unaudited)

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, the LLC was required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  The LLC adopted FSP 157-4 during the quarter ended June 30, 2009. The adoption of FSP 157-4 did not have a significant impact on the LLC’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments” (“SFAS No. 107”). Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments.  The LLC adopted FSP 107-1/APB 28-1 during the quarter ended June 30, 2009. The adoption of FSP 107-1/APB 28-1 did not have a significant impact on the LLC’s consolidated financial statements.

       In May 2009, the FASB issued SFAS No. 165, “Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  The LLC adopted SFAS No. 165 during the quarter ended June 30, 2009.  The adoption of SFAS No. 165 did not have a significant impact on the LLC’s consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(3)	Net Investment in Finance Lease

There was no net investment in finance lease as of June 30, 2009.  Net investment in finance lease consisted of the following at December 31, 2008:

Minimum rents receivable, net	$10,650,349
Estimated residual values	1,596,832
Initial direct costs, net	72,269
Unearned income	(4,677,883)

Net investment in finance lease	7,641,567

Less: Current portion of net investment in finance lease	725,220

Net investment in finance lease, less current portion	$6,916,347

On June 30, 2005, the LLC, through its wholly-owned subsidiary, ICON Premier, LLC (“ICON Premier”), executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom Contracts Limited (“Premier Telecom”), a licensee providing bedside entertainment services to hospitals in the United Kingdom, in connection with the purchase of approximately 5,000 bedside entertainment and communication terminals installed in several National Health Service hospitals in the United Kingdom.  The base term of the Lease, which commenced on January 1, 2006, was for a period of 84 months.  ICON Premier purchased approximately $13,944,600 (£8,091,000) of bedside entertainment and communication terminals, inclusive of initial direct costs, on lease to Premier Telecom.  In January 2009, ICON Premier reached an agreement with the equity holders of Pretel Group Limited (“Pretel”), the ultimate parent company of Premier Telecom, in which ICON Premier acquired a 51% ownership interest in Pretel in consideration of restructuring the lease financing between ICON Premier and Premier Telecom.  The company now consolidates Pretel in its financial statements.  As a result, the company reclassified its investment from a finance lease to equipment on a consolidated basis.  See Note 5 for further discussion.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,
	2009	December 31,
	(unaudited)	2008
Marine vessels	$70,987,238	$70,987,238
Telecommunications equipment	13,884,669	13,884,669
Manufacturing equipment	8,255,258	8,278,522
Information technology equipment	80,851	52,692

	93,208,016	93,203,121
Less: Accumulated depreciation	(50,927,554)	(47,649,844)

	$42,280,462	$45,553,277

Depreciation expense on leased equipment was $1,658,391 and $3,795,011 for the three months ended June 30, 2009 and 2008, respectively.  Depreciation expense was $3,314,324 and $9,231,887 for the six months ended June 30, 2009 and 2008, respectively.

Manufacturing Equipment

On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment (the “Equipment”) of MW Monroe Plastics, Inc. (“Monroe”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $2,000,000.  On July 28, 2009, the LLC and Monroe agreed to terminate the lease of the Equipment.  Simultaneously with the termination of the lease with Monroe, the LLC transferred title to the Equipment to Cerion MPI, LLC (“MPI”), an affiliate of Monroe, in consideration for MPI transferring title to equipment of greater fair market value to the LLC.  Beginning on August 1, 2009, the LLC entered into a master lease agreement with MPI for such equipment for a term of 41 months.  The obligations of MPI under the master lease are guaranteed by its parent company, Cerion, LLC.

(5)	Business Acquisition

On January 30, 2009, ICON Premier acquired 51% of the outstanding stock of Pretel for a purchase price of $1 in consideration for restructuring its pre-existing lease transaction with Pretel.  The estimated fair value of the net assets acquired of approximately $116,500 exceeded the total purchase price.  Accordingly, the LLC reduced the estimated fair value of the non-financial long-term assets acquired to the adjusted purchase price.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(5)	Business Acquisition - continued

The purchase price was allocated based upon the fair values of the assets and liabilities acquired.  The preliminary purchase price allocation is subject to adjustment for changes in additional information, including final asset valuations. The preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows (unaudited):

Amount
Current assets:
Cash	$354,332
Other receivables, net	715,551
Other current assets	122,309

Non-current assets:
Equipment	1,218,985
Total assets acquired	2,411,177

Current liabilities:
Accrued expenses and other current liabilities	2,411,176
Total liabilities assumed	2,411,176
Total purchase price	$1

(6)	Investments in Joint Ventures

ICON Global Crossing, LLC

On November 17, 2005, the LLC, along with ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Income Fund Eight A L.P. (“Fund Eight A”), entities also managed by the Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with original ownership interests of 44%, 44% and 12%, respectively, to purchase telecommunications equipment.  On March 31, 2006, Fund Eleven made an additional capital contribution of approximately $7,734,000 to ICON Global Crossing, which changed the ownership interests for the LLC, Fund Eleven and Fund Eight A to 30.62%, 61.39% and 7.99%, respectively.  The total capital contributions made to ICON Global Crossing were approximately $25,131,000, of which the LLC’s share was approximately $7,695,000.  During February and April 2006, ICON Global Crossing purchased telecommunications equipment that is subject to a lease with Global Crossing Telecommunications, Inc.  The purchase price, inclusive of initial direct costs, was approximately $25,278,000.  The equipment is subject to a 48-month lease that commenced on April 1, 2006.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(6)	Investments in Joint Ventures - continued

Information as to the results of operations of ICON Global Crossing is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Revenue	$1,846,437	$1,846,437	$3,692,874	$3,692,874
Net income	$659,194	$659,625	$1,342,219	$1,348,769
LLC's share of net income	$201,845	$201,977	$410,987	$412,993

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

Information as to the results of operations of ICON Mayon is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Revenue	$1,551,702	$1,551,702	$3,103,404	$3,103,404
Net income	$604,555	$498,647	$1,157,407	$1,092,414
LLC's share of net income	$314,991	$263,095	$604,647	$572,800

ICON Carina Holdings, LLC

On December 3, 2008, ICON Eagle Carina Pte. Ltd. (“ICON Eagle Carina”), a Singapore corporation wholly-owned by ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), a Marshall Islands limited liability company, owned 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the M/V Eagle Carina (the “Eagle Carina”), from Aframax Tanker II AS.  On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 of non-recourse debt was borrowed from Fortis Bank NV/SA (“Fortis”) and DVB Bank SE (“DVB”).  The Eagle Carina is subject to an 84-month bareboat charter with AET, Inc. Limited (“AET”) that expires on November 14, 2013.  ICON Carina Holdings paid an acquisition fee to the Manager of approximately $1,170,000 in connection with this transaction, of which the LLC’s share was approximately $418,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(6)	Investments in Joint Ventures - continued

Information as to the results of operations of ICON Carina Holdings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Revenue	$1,486,616	$-	$2,972,977	$-
Net income	$344,536	$-	$582,923	$-
LLC's share of net income	$122,999	$-	$208,104	$-

ICON Corona Holdings, LLC

On December 3, 2008, ICON Eagle Corona Pte. Ltd. (“ICON Eagle Corona”), a Singapore corporation wholly-owned by ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), a Marshall Islands limited liability company owned, 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the M/V Eagle Corona (the “Eagle Corona”), from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 of non-recourse debt was borrowed from Fortis and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Corona Holdings paid an acquisition fee to the Manager of approximately $1,238,000 in connection with this transaction, of which the LLC’s share was approximately $442,000.

Information as to the results of operations of ICON Corona Holdings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Revenue	$1,522,555	$-	$3,044,927	$-
Net income	$316,370	$-	$588,252	$-
LLC's share of net income	$112,944	$-	$210,006	$-
				-

(7)	Non-Recourse Long-Term Debt

       On June 24, 2004, ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), two wholly-owned subsidiaries of the LLC, each borrowed $26,150,000 from Fortis Capital Corp. in connection with the acquisitions of the M/V ZIM Canada (the “ZIM Canada”) and the M/V ZIM Korea (the “ZIM Korea”) from ZIM Israel Navigation Co. Ltd. (“ZIM”).  The non-recourse long-term debt obligations accrued interest at the London Interbank Offered Rate plus 1.50% per year.  The non-recourse long-term debt obligations required 60 monthly payments ranging from approximately $372,000 to $483,000.  The lender had a security interest in the ZIM Canada and the ZIM Korea and an assignment of the charter hire with ZIM.  The LLC paid and capitalized approximately $523,000 in debt financing costs.  At June 30, 2009 and December 31, 2008, the outstanding balance of the non-recourse long-term debt obligations was $1,346,242 and $7,076,252, respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(7)	Non-Recourse Long-Term Debt – continued

On July 1, 2009, the LLC, through ICON Containership I and ICON Containership II, repaid the outstanding balance of the non-recourse long-term debt obligations.  The payment of $1,350,695, which consisted of principal and interest outstanding as of such date, satisfied all of the LLC’s non-recourse long-term debt obligations.

(8)	Revolving Line of Credit, Recourse

The LLC and certain entities sponsored and organized by the Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Eleven and Fund Twelve (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement.  Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  At June 30, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year.  The interest rate at June 30, 2009 was 3.25%.  In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $10,330,000 at June 30, 2009.  The balances of $2,185,000, $885,000 and $7,260,000 were borrowed by the LLC, Fund Eight B and Fund Eleven, respectively.  Subsequent to June 30, 2009, the LLC and Fund Eight B repaid $350,000 and $120,000, which reduced the LLC’s and Fund Eight B’s outstanding loan balances to $1,835,000 and $765,000, respectively.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At June 30, 2009, the Borrowers were in compliance with all covenants.

On August 12, 2009, the Borrowers entered into a Loan Modification Agreement to the Loan Agreement. The changes to the Loan Agreement are (i) an extension  of the Facility from April 30, 2010 to June 30, 2011, (ii) an increase of the quarterly commitment fee from 0.25% to 0.50% on unused commitments under the Facility, (iii) the interest rate on all current and future borrowings under the Facility will be at a rate not less than 4.0% per year, and (iv) the addition of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an affiliate of the Manager, as a permitted borrower under the Facility. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the current expiration date, but the Lender has no obligation to extend.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(9)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager is reimbursed for certain administrative expenses incurred in connection with the LLC’s operations.  The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.

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

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

Fees and other expenses paid or accrued by the LLC to the Manager were as follows (unaudited):

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2009	2008	2009	2008
ICON Capital Corp.	Manager	Management fees (1)	$330,798	$413,976	$679,448	$947,563
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	$420,985	$354,877	$711,774	$708,435

(1) Amount charged directly to operations.

At June 30, 2009, the LLC had a net payable of $880,972 due to the Manager and its affiliates that primarily consisted of administrative expense reimbursements and amounts owed in connection with the investments in ICON Carina Holdings and ICON Corona Holdings.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, which established accounting and reporting standards for derivative financial instruments, and SFAS No. 161, which the LLC adopted on January 1, 2009.  SFAS No. 133 requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value.  The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 re met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity in the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

As of June 30, 2009, the LLC has an interest through joint ventures in three floating-to-fixed interest rate swaps relating to ICON Corona Holdings, ICON Carina Holdings and ICON Mayon, designated and qualifying as cash flow hedges with aggregate notional amount of $65,546,678. These interest rate swaps have maturity dates from July 25, 2011 to November 14, 2013.

The objectives of these interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. The hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

For these derivatives, the LLC reports its interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of income (loss) from investments in joint ventures. During the six months ended June 30, 2009, the LLC recorded no hedge ineffectiveness in earnings. At June 30, 2009, the total unrealized loss recorded to AOCI related to the LLC’s interest in the change in fair value of these interest rate swaps was approximately $419,000.

During the twelve months ended June 30, 2010, the LLC estimates that an additional $497,349 will be transferred from AOCI to income (loss) from investments in joint venture.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

Non-designated Derivatives

The LLC holds interest rate swaps that are not speculative and are used to meet the LLC’s objectives to use interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.  The LLC’s hedging strategy to accomplish this objective is to match the projected future business cash flows with the underlying debt service.  Interest rate swaps involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.  Additionally, the LLC holds warrants that are held for purposes other than hedging.  All changes in the fair value of the interest rate swaps and the warrants are recorded directly in earnings.  As of June 30, 2009, the LLC had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (unaudited):

Product	Number of Instruments	Notional Amount
Interest rate swaps	2	$1,346,242
Warrants	3	N/A

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as of June 30, 2009 (unaudited):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps		$-	Interest rate swap contracts	$3,982
Warrants	Other non-current assets	$58,308		$-

The LLC’s derivative financial instruments not designated as hedging instruments under SFAS No. 133 generated a  net gain on the statements of operations for the three and six months ended June 30, 2009 of $39,918 and $80,960, respectively.  These gains were recorded as a component of general and administrative expenses. The  net gain recorded for the three months ended June 30, 2009, was comprised of  realized gains of $37,408 relating to interest rate swap contracts and $2,510 relating to warrants. The gain recorded for the six months ended June 30, 2009, was comprised of $84,232 in realized gains relating to interest rate swap contracts and a realized loss of $3,272 relating to warrants.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
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

As of June 30, 2009, the fair value of the derivatives in a liability position related to these agreements was $3,982.  In the event that the LLC breaches any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $3,982.

(11)	Accumulated Other Comprehensive Loss

AOCI includes unrealized losses on derivative financial instruments and currency translation adjustments of $419,283 and $1,479,891, respectively, at June 30, 2009, and accumulated losses on derivative financial instruments and currency translation adjustments of $695,914 and $2,449,877, respectively, at December 31, 2008.

(12)	Fair Value of Financial Instruments

SFAS No. 157

Effective January 1, 2008, the LLC adopted SFAS No. 157.  SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(12)	Fair Value of Financial Instruments – continued

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Manager’s assessment, on the LLC’s behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (unaudited):

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$58,308	$-	$58,308

Liabilities:

Derivative Liabilities	$-	$3,982	$-	$3,982

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
June 30, 2009
(unaudited)

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

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas.  The obligation related to these agreements is recorded at fair value.

Fund Eleven and Fund Twelve (together, with the LLC, the “Participating Funds”) have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at June 30, 2009 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

 Recent Significant Transactions

We entered into the following recent significant transaction during the six months ended June 30, 2009:

•
On January 30, 2009, we, through ICON Premier, acquired 51% of the outstanding stock of Pretel for a purchase price of $1 (the “Pretel Acquisition”) in consideration for restructuring our pre-existing lease transaction with Pretel.  The estimated fair value of the net assets acquired of approximately $116,500 exceeded the total purchase price.  Accordingly, we reduced the estimated fair value of the non-financial long-term assets acquired to the adjusted purchase price.  The acquisition was accounted for as a business combination and the results of operations for this acquisition have been included in our consolidated financial statements from the date of acquisition.  Had the acquisition occurred as of January 1, 2009, the impact on our consolidated results would have been immaterial.  The purpose of this acquisition was to protect our interest in a direct finance lease in connection with a first priority security interest in the Lease.  Accordingly, we became the majority shareholder of Pretel until such time that such amounts due to us under the Lease will be paid in full.  At such time, the control of the business will revert back to the original shareholders.

We entered into the following recent significant transaction subsequent to June 30, 2009:

•
On December 10, 2007, we completed the acquisition of and simultaneously leased back substantially all of the Equipment of Monroe, a wholly-owned subsidiary of MWU, for a purchase price of $2,000,000.  On July 28, 2009, we and Monroe agreed to terminate the lease of the Equipment.  Simultaneously with the termination of the lease with Monroe, we transferred title to MPI, an affiliate of Monroe, in consideration for MPI transferring title to equipment of greater fair market value to us.  Beginning on August 1, 2009, we entered into a master lease agreement with MPI for such equipment for a term of 41 months.  The obligations of MPI under the master lease are guaranteed by its parent company, Cerion, LLC.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2. FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by us on January 1, 2008. We adopted FSP 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R).  Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes.  The adoption of SFAS No. 141(R) changed our accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

On March 19, 2008, the FASB issued SFAS No. 161.  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, we were required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  We adopted FSP 157-4 during the quarter ended June 30, 2009.  The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 107-1/APB 28-1. FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments.  We adopted FSP 107-1/APB 28-1 during the quarter ended June 30, 2009.  The adoption of FSP 107-1/APB 28-1 did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  We adopted SFAS No. 165 during the quarter ended June 30, 2009.  The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended
	June 30,
	2009	2008	Change
Rental income	$3,893,042	$5,291,905	$(1,398,863)
Finance income	-	637,169	(637,169)
Servicing income	1,594,485	-	1,594,485
Income from investments in joint ventures	1,106,149	1,849,108	(742,959)
Net loss on sales of equipment and unguaranteed residual values	(53,688)	(26,001)	(27,687)
Interest and other income	9,446	140,535	(131,089)

Total revenue	$6,549,434	$7,892,716	$(1,343,282)

Total revenue for the 2009 Quarter decreased $1,343,282, or 17.0%, as compared to the 2008 Quarter.  Rental income decreased primarily due to (i) the bareboat charter extensions entered into in connection with the ZIM Canada and the ZIM Korea on July 1, 2008 (the “ZIM Charter Extensions”), which resulted in a decrease in rental income of approximately $744,000 as monthly rental income per vessel decreased from approximately $487,000 to $363,000 and (ii) the sale of equipment previously on lease to Rite Aid Corporation (“Rite Aid”) during the third and fourth quarters of 2008, which accounted for approximately $724,000 of the decrease in rental income.  The decrease in finance income was due to the expiration of our lease with P.W. Supermarkets, Inc. in July 2008 and the restructuring of the lease financing between ICON Premier and Pretel in January 2009.  Income from investments in joint ventures decreased primarily due to the recognition of a gain on foreign currency translation of approximately $1,232,000 during the 2008 Quarter, which was partially offset by approximately $486,000 of income we recognized from our investments in ICON Northern Leasing, ICON Carina Holdings and ICON Corona Holdings during the 2009 Quarter.  The decrease in total revenue was partially offset by the servicing income generated by the bedside entertainment and communication terminals operated by Pretel, which we acquired on January 30, 2009.

Expenses for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended
	June 30,
	2009	2008	Change
Management fees - Manager	$330,798	$413,976	$(83,178)
Administrative expense reimbursements - Manager	420,985	354,877	66,108
General and administrative	1,689,043	340,179	1,348,864
Interest	34,446	195,646	(161,200)
Depreciation and amortization	2,234,502	3,810,281	(1,575,779)

Total expenses	$4,709,774	$5,114,959	$(405,185)

Total expenses for the 2009 Quarter decreased $405,185, or 7.9%, as compared to the 2008 Quarter.  The decrease in total expenses was primarily due to decreases in depreciation and amortization expense and interest expense, which were mostly offset by an increase in general and administrative expense.   The decrease in depreciation and amortization expense was primarily due to the ZIM Charter Extensions, which resulted in a decrease in depreciation expense of approximately $1,704,000 as monthly depreciation expense per vessel decreased from approximately $380,000 to $96,000.  Interest expense decreased primarily due to the scheduled repayment of the outstanding balance of our non-recourse debt obligations, which matured in June 2009.  The increase in general and administrative expenses was largely due to the operating expenses incurred by Pretel during the 2009 Quarter.

Noncontrolling Interests

Noncontrolling interests for the 2009 Quarter were consistent with that reported for the 2008 Quarter.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to Fund Ten for the 2009 Quarter and the 2008 Quarter was $1,764,402 and $2,711,946, respectively.  Net income attributable to Fund Ten per weighted average additional share of limited liability company interests for the 2009 Quarter and the 2008 Quarter was $11.78 and $18.11, respectively.

Results of Operations for the Six Months Ended June 30, 2009 (the “2009 Period”) and 2008 (the “2008 Period”)

Revenue for the 2009 Period and 2008 Period are summarized as follows:

	Six Months Ended June 30,
	2009	2008	Change
Rental income	$7,714,872	$11,901,320	$(4,186,448)
Finance income	-	1,312,893	(1,312,893)
Servicing income	2,566,220	-	2,566,220
Income from investments in joint ventures	2,112,730	2,529,510	(416,780)
Net gain on sales of equipment and unguaranteed residual values	74,855	6,781,517	(6,706,662)
Interest and other income	14,578	240,217	(225,639)

Total revenue	$12,483,255	$22,765,457	$(10,282,202)

Total revenue for the 2009 Period decreased by $10,282,202, or 45.2%, as compared to the 2008 Period.  The decrease was primarily attributable to decreases in net gain on sales of equipment and unguaranteed residual values, rental income and finance income, which were partially offset by an increase in servicing income.  During the 2008 Period, we reported a net gain on the sale of equipment of approximately $6,741,000 resulting from the sale of ICON Containership III, LLC (“ICON Containership III”).  The decrease in rental income was primarily due to (i) the sale of ICON Containership III on March 31, 2008, which represented approximately $1,464,000 of the decrease in rental income, (ii) the ZIM Charter Extensions, which resulted in a decrease in rental income of approximately $1,488,000 as monthly rental income per vessel decreased from approximately $487,000 to $363,000 and (iii) the sale of equipment previously on lease to Rite Aid during the third and fourth quarters of 2008, which accounted for approximately $1,340,000 of the decrease in rental income.  Finance income decreased as a result of the expiration of our lease with P.W. Supermarkets, Inc. in July 2008 and the restructuring of the lease financing between ICON Premier and Pretel in January 2009.  Servicing income was generated by the bedside entertainment and communication terminals operated by Pretel, which we acquired on January 30, 2009.

Expenses for the 2009 Period and 2008 Period are summarized as follows:

	Six Months Ended June 30,
	2009	2008	Change
Management fees - Manager	$679,448	$947,563	$(268,115)
Administrative expense reimbursements - Manager	711,774	708,435	3,339
General and administrative	3,158,519	755,608	2,402,911
Interest	212,839	740,146	(527,307)
Depreciation and amortization	4,205,976	9,262,738	(5,056,762)

Total expenses	$8,968,556	$12,414,490	$(3,445,934)

Total expenses for the 2009 Period decreased by $3,445,934, or 27.8%, as compared to the 2008 Period.  The decrease was primarily due to decreases in depreciation and amortization expense and interest expense, which were partially offset by an increase in general and administrative expenses.  The decrease in depreciation and amortization expense was primarily due to (i) the sale of ICON Containership III on March 31, 2008, which represented approximately $1,200,000 of the decrease, (ii) the ZIM Charter Extensions, which resulted in a decrease in depreciation expense of approximately $3,408,000 as monthly depreciation expense per vessel decreased from approximately $380,000 to $96,000 and (iii) the sale of equipment previously on lease to Rite Aid, which accounted for approximately $1,345,000 of the decrease in depreciation expense.  Interest expense decreased primarily due to the sale of ICON Containership III, which resulted in the buyer’s assumption of the related outstanding non-recourse long-term debt.  The increase in general and administrative expenses was largely due to the operating expenses of approximately $2,444,000 incurred by Pretel during the 2009 Period.

Noncontrolling Interests

Noncontrolling interests for the 2009 Period were consistent with that reported for the 2008 Period.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to Fund Ten for the 2009 Period and the 2008 Period was $3,357,217 and $10,190,686, respectively.  Net income attributable to Fund Ten per weighted average additional share of limited liability company interests for the 2009 Period and the 2008 Period was $22.42 and $68.03, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2009 compared to December 31, 2008.

Total Assets

Total assets decreased $3,523,785, from $88,999,197 at December 31, 2008 to $85,475,412 at June 30, 2009.  The decrease was primarily due to distributions made to our members of approximately $6,374,000 and the depreciation of our leased equipment in the amount of approximately $3,314,000.  The decrease in total assets was partially offset by the increase in equipment and receivables resulting from the Pretel Acquisition and cash collected from rental payments with respect to our leases.

Current Assets

 Current assets decreased $307,410, from $5,117,308 at December 31, 2008 to $4,809,898 at June 30, 2009.  The decrease was primarily due to a lower cash position resulting from payments of our non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea.  The decrease was partially offset by an increase in current assets due to the receivables acquired in connection with the Pretel Acquisition.  Pretel’s accounts receivable were primarily related to the sale of rental equipment during the 2009 Period and recurring service fees due from a third party in connection with terminal usage.

Total Liabilities

 Total liabilities decreased $1,304,106, from $8,518,061 at December 31, 2008 to $7,213,955 at June 30, 2009.  The decrease was primarily due to the scheduled repayments of our non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea, which was partially offset by an increase in total liabilities due to the liabilities assumed in connection with the Pretel Acquisition.  In addition, we borrowed $2,185,000 under our revolving line of credit during the 2009 Period.

Current Liabilities

 Current liabilities decreased $1,304,106, from $8,518,061 at December 31, 2008 to $7,213,955 at June 30, 2009.  The decrease was primarily due to the scheduled repayment of our non-recourse debt as discussed above, which was partially offset by an increase in current liabilities due to the liabilities assumed in connection with the Pretel Acquisition and our borrowings under our revolving line of credit.

Equity

Equity decreased $2,219,679, from $80,481,136 at December 31, 2008 to $78,261,457 at June 30, 2009.  The decrease was primarily due to distributions paid to our members and noncontrolling interests, which exceeded net income reported in the 2009 Period.

Liquidity and Capital Resources

Cash Flows Summary

At June 30, 2009 and December 31, 2008, we had cash and cash equivalents of $3,128,163 and $3,784,794, respectively.  During our operating period, our main source of cash has been and will continue to be from operating activities and our main use of cash has been and will continue to be in investing and financing activities.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits.  We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

In addition, pursuant to the terms of our offering, we established a reserve in the amount of 1.0% of the gross offering proceeds, or $1,499,945.

Cash Flows

The following table sets forth summary cash flow data:

	Six Months Ended June 30,
	2009	2008

Net cash provided by (used in):

Operating activities	$4,149,372	$4,776,298
Investing activities	1,461,522	18,631,652
Financing activities	(6,267,525)	(11,961,212)

Net (decrease) increase in cash and cash equivalents	$(656,631)	$11,446,738

Note: See the Consolidated Statements of Cash Flows included in Item 1, “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

           Sources of cash

Sources of cash from operating activities decreased $626,926, from $4,776,298 in the 2008 Period to $4,149,372 in the 2009 Period.  The decrease was primarily due to a decrease in rental income due to the sale of the equipment previously on lease to Rite Aid, a decrease in finance income related to the expiration of our lease with P.W. Supermarkets, Inc. in July 2008 and the restructuring of the lease financing between ICON Premier and Pretel in January 2009. The decrease was partially offset by an increase in the distributions received from our investments in joint ventures.

Investing Activities

            Sources of cash

Sources of cash from investing activities decreased $17,334,952, from $18,796,474 in the 2008 Period to $1,461,522 in the 2009 Period.  The decrease was primarily due to net proceeds of approximately $16,930,000 we received during the 2008 Period in connection with the sale of ICON Containership III, and we did not sell any comparable assets during the 2009 Period.  The decrease was also due to a reduction in the proceeds received from the sales of equipment and unguaranteed residual values.

Uses of cash

Our use of cash in investing activities decreased from $164,822 in the 2008 Period to $0 in the 2009 Period because we did not make any new investments during the 2009 Period.

Financing Activities

Sources of cash

Sources of cash from financing activities increased $2,185,000 in the 2009 Period from $0 in the 2008 Period.  The increase was due to borrowings under our revolving line of credit.

Uses of cash

Uses of cash in financing activities decreased $3,508,687, from $11,961,212 in the 2008 Period to $8,452,525 in the 2009 Period.  The decrease was primarily due to the repayment of our $5,000,000 borrowing under the revolving line of credit during the 2008 Period, which was partially offset by repayments totaling approximately $1,472,000 of the non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea during the 2009 Period paid directly by us.

Sources of Liquidity

Cash generated by our operating activities continues to be our most significant source of liquidity during our operating period.  We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the year ending December 31, 2009, including distributions to our members, the repayment of principal and interest on our non-recourse debt obligations, general and administrative expenses, management fees and administrative expense reimbursements.  We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of operations, as well as cash received from our investments at maturity.  In addition, our revolving line of credit has $19,670,000 available as of June 30, 2009 (see Note 8 to our consolidated financial statements) for additional working capital needs or new investment opportunities.

As discussed above, we anticipate being able to meet our liquidity requirements into the foreseeable future.  On August 12, 2009, this line of credit was modified to, among other things, extend the expiration date to June 30, 2011 and add Fund Fourteen as a permitted borrower.  Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2009 of $1,346,242.  All of our non-recourse obligations were repaid on July 1, 2009.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period.  We paid distributions to our Manager, additional members and noncontrolling interests of $64,384, $6,373,950 and $542,661, respectively, for the 2009 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2009, we had non-recourse debt obligations.  At June 30, 2009, our outstanding non-recourse long-term indebtedness was $1,346,242, which was repaid on July 1, 2009.  We had $2,185,000 of borrowings under our revolving line of credit at June 30, 2009.

Each of the Participating Funds has entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. The term of each credit support agreement matches that of the lease agreement. No amounts were accrued at June 30, 2009 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of limited liability company interests redeemed during the three months ended June 30, 2009.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2009.

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

10.1
Commercial Loan Agreement, dated as of August 31, 2005, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2005).

10.2
Loan Modification Agreement, dated as of December 26, 2006, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

10.3
Loan Modification Agreement, dated as of May 1, 2008, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated May 19, 2008).

10.4
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P, dated August 12, 2009.

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

File No. 000-50654
ICON Capital Corp.
Manager of the Registrant

August 13, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 13, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 13, 2009

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

35