Form 10-Q
period 2009-09-30
ICON INCOME FUND TEN LLC
filed 2009-11-12
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2009

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 1, 2009 is 148,211.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
(unaudited)

Assets

	September 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$2,363,345	$3,784,794
Current portion of net investment in finance lease	-	725,220
Equipment held for sale or lease, net	23,350	98,350
Restricted cash	-	226,882
Service contracts receivable, net	528,985	-
Other current assets	6,278,576	282,062

Total current assets	9,194,256	5,117,308

Non-current assets:
Net investment in finance lease, less current portion	-	6,916,347
Leased equipment at cost (less accumulated depreciation of
$49,886,724 and $47,649,844, respectively)	43,678,347	45,553,277
Equipment (less accumulated depreciation of $2,013,187)	6,900,969	-
Investments in joint ventures	26,111,771	30,591,890
Investments in unguaranteed residual values	350,049	754,090
Other non-current assets, net	54,047	66,285

Total non-current assets	77,095,183	83,881,889

Total Assets	$86,289,439	$88,999,197

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$-	$7,076,252
Interest rate swap contracts	-	88,214
Deferred revenue	162,438	48,699
Due to Manager and affiliates	6,391,655	1,048,301
Accrued expenses and other current liabilities	2,295,399	256,595

Total Liabilities	8,849,492	8,518,061

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Additional Members	77,721,534	81,937,867
Manager	(527,365)	(484,924)
Accumulated other comprehensive loss	(2,077,086)	(3,145,791)

Total Members' Equity	75,117,083	78,307,152

Noncontrolling Interests	2,322,864	2,173,984

Total Equity	77,439,947	80,481,136

Total Liabilities and Equity	$86,289,439	$88,999,197

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Rental income	$3,916,066	$4,242,949	$11,630,938	$16,144,269
Finance income	-	553,841	-	1,866,734
Servicing income	1,483,037	-	4,049,257	-
Income from investments in joint ventures	924,856	654,336	3,037,586	3,183,846
Net gain on sales of equipment and unguaranteed residual values	1,267,808	34,615	1,342,663	6,816,132
Interest and other income	52,751	247,719	67,329	487,936

Total revenue	7,644,518	5,733,460	20,127,773	28,498,917

Expenses:
Management fees - Manager	318,417	337,033	997,865	1,284,596
Administrative expense reimbursements - Manager	192,321	342,806	904,095	1,051,241
General and administrative	2,262,642	94,447	5,421,161	850,055
Interest	-	204,296	212,839	944,442
Depreciation and amortization	2,731,973	1,655,714	6,937,949	10,918,452

Total expenses	5,505,353	2,634,296	14,473,909	15,048,786

Net income	2,139,165	3,099,164	5,653,864	13,450,131

Less: Net income attributable to noncontrolling interests	(83,147)	(83,038)	(240,629)	(243,319)

Net income attributable to Fund Ten	$2,056,018	$3,016,126	$5,413,235	$13,206,812

Net income attributable to Fund Ten allocable to:
Additional Members	$2,035,458	$2,985,965	$5,359,103	$13,074,744
Manager	20,560	30,161	54,132	132,068

	$2,056,018	$3,016,126	$5,413,235	$13,206,812

Weighted average number of additional
shares of limited liability company interests outstanding	148,214	148,256	148,226	148,289

Net income attributable to Fund Ten per weighted
average additional share of limited liability company interests	$13.73	$20.14	$36.15	$88.17

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity
(unaudited)

	Members' Equity

	Additional Shares			Accumulated Other	Total
	of Limited Liability Company Interests	Additional Members	Manager	Comprehensive Loss	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	148,231	$81,937,867	$(484,924)	$(3,145,791)	$78,307,152	$2,173,984	$80,481,136
Comprehensive income:
Net income	-	1,576,887	15,928	-	1,592,815	82,224	1,675,039
Change in valuation of interest
rate swap contracts	-	-	-	8,863	8,863	-	8,863
Currency translation adjustments	-	-	-	(129,926)	(129,926)	-	(129,926)
Total comprehensive income	-	-	-	(121,063)	1,471,752	82,224	1,553,976
Cash distributions to members and
noncontrolling interests	-	(3,186,975)	(32,192)	-	(3,219,167)	(271,330)	(3,490,497)

Balance, March 31, 2009	148,231	80,327,779	(501,188)	(3,266,854)	76,559,737	1,984,878	78,544,615
Comprehensive income:
Net income	-	1,746,758	17,644	-	1,764,402	75,258	1,839,660
Change in valuation of interest
rate swap contracts	-	-	-	267,768	267,768	-	267,768
Currency translation adjustments	-	-	-	1,099,912	1,099,912	-	1,099,912
Total comprehensive income	-	-	-	1,367,680	3,132,082	75,258	3,207,340
Cash distributions to members and
noncontrolling interests	-	(3,186,975)	(32,192)	-	(3,219,167)	(271,331)	(3,490,498)

Balance, June 30, 2009	148,231	78,887,562	(515,736)	(1,899,174)	76,472,652	1,788,805	78,261,457
Comprehensive income:
Net income	-	2,035,458	20,560	-	2,056,018	83,147	2,139,165
Change in valuation of interest
rate swap contracts	-	-	-	(81,456)	(81,456)	-	(81,456)
Currency translation adjustments	-	-	-	(96,456)	(96,456)	-	(96,456)
Total comprehensive income	-	-	-	(177,912)	1,878,106	83,147	1,961,253
Shares of limited liability company
interests redeemed	(20)	(14,798)	-	-	(14,798)	-	(14,798)
Establishment of noncontrolling
interest upon gaining control	-	-	-	-	-	714,780	714,780
Cash distributions to members and
noncontrolling interests	-	(3,186,688)	(32,189)	-	(3,218,877)	(263,868)	(3,482,745)

Balance, September 30, 2009	148,211	$77,721,534	$(527,365)	$(2,077,086)	$75,117,083	$2,322,864	$77,439,947

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,653,864	$13,450,131
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(4,386,104)	(9,521,447)
Finance income	-	(1,866,734)
Income from investments in joint ventures	(3,037,586)	(3,183,846)
Net gain on sales of equipment and unguaranteed residual values	(1,342,663)	(6,816,132)
Depreciation and amortization	6,937,949	10,918,452
Interest expense on non-recourse financing paid directly
to lenders by lessees	196,304	833,545
Changes in operating assets and liabilities:
Collection of finance leases	695,943	2,046,262
Restricted cash	226,882	22,297
Service contracts receivable, net	(528,985)	-
Equipment	(1,091,691)	-
Other assets, net	(497,263)	(7,733)
Deferred revenue	(42,233)	(12,366)
Due to Manager and affiliates, net	(152,190)	86,717
Accrued expenses and other current liabilities	2,129,001	(178,294)
Distributions from joint ventures	1,520,592	901,726

Net cash provided by operating activities	6,281,820	6,672,578

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	2,123,339	17,832,275
Investment in financing facility	-	(164,822)
Repayment of financing facility	-	4,367,055
Distributions received from joint ventures in excess of profits	3,394,319	2,193,314

Net cash provided by investing activities	5,517,658	24,227,822

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	2,185,000	-
Repayment of revolving line of credit, recourse	(2,185,000)	(5,000,000)
Repayments of non-recourse long-term debt	(2,817,772)	(707,082)
Cash distributions to members	(9,657,211)	(9,662,426)
Shares of limited liability company interests redeemed	(14,798)	(123,301)
Cash distributions to noncontrolling interests	(806,529)	(615,353)

Net cash used in financing activities	(13,296,310)	(16,108,162)

Effects of exchange rates on cash and cash equivalents	75,383	(1,184)

Net (decrease) increase in cash and cash equivalents	(1,421,449)	14,791,054
Cash and cash equivalents, beginning of the period	3,784,794	4,448,826

Cash and cash equivalents, end of the period	$2,363,345	$19,239,880

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$4,386,104	$9,521,447
Transfer from net investment in finance lease to equipment	$6,829,746	$-
Transfer of leased equipment at cost to equipment held for
sale or lease, net	$-	$324,000
Transfer from investments in unguaranteed residual values to
leased equipment at cost	$52,722	$1,935
Transfer of non-recourse long-term debt in connection with
sale of a subsidiary	$-	$10,906,321

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(1)	Organization

ICON Income Fund Ten, LLC (the “LLC”) was formed on January 2, 2003 as a Delaware limited liability company.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  The LLC will continue until December 31, 2023, unless terminated sooner.

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

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce its adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on its outstanding adjusted capital account.  After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results for the interim period are not necessarily indicative of the results for the full year.  The Manager has evaluated all subsequent events through November 12, 2009, the date the consolidated financial statements were issued.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where the LLC has majority ownership, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture.  The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

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

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement relating to noncontrolling interests in consolidated financial statements.  As a result, noncontrolling interests are reported as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income (loss).  The attribution of income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate.  Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and derivative obligations is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

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
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

For finance leases and notes receivable, the LLC records finance and interest income, respectively, on the consolidated statements of operations using the effective interest rate method, which results in a constant rate of return over the term of the lease or loan, as applicable.  For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

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

In accordance with the accounting standard on goodwill and other intangible assets, the LLC tests goodwill and intangible assets for impairment on an annual basis, or more frequently if events or circumstances indicate that it or they might be impaired.  An impairment loss will be recognized to the extent that the carrying amount exceeds the fair value of the asset.

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

       Some of the LLC’s wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions.  For these entities, the LLC uses the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

In accordance with the accounting standard on accounting for uncertainty in income taxes, the LLC records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  The LLC recognizes interest and penalties, if any, related to unrecognized tax benefit in income tax expense.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
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

Recently Adopted Accounting Pronouncements

      On January 1, 2009, the LLC adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the LLC’s consolidated financial statements.

      On January 1, 2009, the LLC adopted the accounting pronouncement relating to accounting for business combinations, which requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes.  The adoption of this accounting pronouncement changed the LLC’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

On January 1, 2009, the LLC adopted the accounting pronouncement that amended the current accounting and disclosure requirements for derivative instruments. The requirements were amended to enhance how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The LLC was required to provide such disclosures beginning with the quarter ended March 31, 2009.

During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

       During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

During the quarter ended September 30, 2009, the LLC adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification will be considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The LLC has conformed its consolidated financial statements and related notes to the new Codification for the quarter ended September 30, 2009.

(3)	Net Investment in Finance Lease

On June 30, 2005, the LLC, through its wholly-owned subsidiary, ICON Premier, LLC (“ICON Premier”), executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom Contracts Limited (“Premier Telecom”), a licensee providing bedside entertainment services to hospitals in the United Kingdom, in connection with the purchase of approximately 5,000 bedside entertainment and communication terminals installed in several National Health Service hospitals in the United Kingdom.  The base term of the Lease, which commenced on January 1, 2006, was for a period of 84 months.  ICON Premier purchased approximately $13,944,600 (£8,091,000) of bedside entertainment and communication terminals, inclusive of initial direct costs, on lease to Premier Telecom.  In January 2009, ICON Premier reached an agreement with the equity holders of Pretel Group Limited (“Pretel”), the ultimate parent company of Premier Telecom, in which ICON Premier acquired a 51% ownership interest in Pretel in consideration for restructuring the lease financing between ICON Premier and Premier Telecom.  As a result of this business combination, the LLC consolidates Pretel in its financial statements.  The LLC reclassified its investment from a finance lease to equipment on a consolidated basis.  See Note 5 for further discussion.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2009	2008
Marine vessels	$70,987,238	$70,987,238
Telecommunications equipment	17,319,286	13,884,669
Manufacturing equipment	5,177,696	8,278,522
Information technology equipment	80,851	52,692

	93,565,071	93,203,121
Less: Accumulated depreciation	49,886,724	47,649,844

	$43,678,347	$45,553,277

Depreciation expense on leased equipment was $1,639,285 and $1,643,537 for the three months ended September 30, 2009 and 2008, respectively. Depreciation expense was $4,953,609 and $10,875,424 for the nine months ended September 30, 2009 and 2008, respectively.

Marine Vessels

On June 24, 2004, the LLC, through two wholly-owned subsidiaries, ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), acquired two container vessels, the M/V ZIM Canada (the “ZIM Canada”) and the M/V ZIM Korea (the “ZIM Korea”), from ZIM Israel Navigation Co. Ltd. (“ZIM”).  The LLC simultaneously entered into bareboat charters with ZIM for the ZIM Canada and the ZIM Korea.  The charters were for a period of 60 months with a charterer option for two 12-month extension periods.  The aggregate purchase price for the ZIM Canada and the ZIM Korea was approximately $70,700,000, including approximately $52,300,000 of non-recourse debt.  On July 1, 2008, the bareboat charters were extended to June 30, 2014.

On October 30, 2009, ICON Containership I and ICON Containership II amended the bareboat charters for the ZIM Canada and the ZIM Korea to restructure each respective charterer’s payment obligations.  The charter for the ZIM Canada was extended from June 30, 2014 to March 31, 2017 and the charter for the ZIM Korea was extended from June 30, 2014 to March 31, 2016.

Manufacturing Equipment

On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment (the “Equipment”) of MW Monroe Plastics, Inc. (“Monroe”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $2,000,000. On July 28, 2009, the LLC agreed to terminate the lease with Monroe. Simultaneously with the termination of the lease with Monroe, the LLC transferred title to the Equipment to Cerion MPI, LLC (“MPI”), an affiliate of Monroe, in consideration for MPI transferring title to equipment to the LLC to be leased back to MPI.  Beginning on August 1, 2009, the LLC leased to MPI such equipment for a term of 41 months. The obligations of MPI under the lease are guaranteed by its parent company, Cerion, LLC.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost – continued

On September 30, 2009, the LLC sold all of the automotive steering column production and assembly equipment (the “Automotive Equipment”) to Anchor Tool & Die Co. (“Anchor”) for a purchase price of $1,750,000, which resulted in a gain recognized by the LLC of $1,189,000.  The Automotive Equipment was originally purchased for approximately $2,817,000 and was subject to a lease with Anchor that expired on September 30, 2009.

Telecommunications Equipment

On November 17, 2005, the LLC, along with ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Income Fund Eight A L.P. (“Fund Eight A”), entities also managed by the Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”).  As of June 30, 2009, the LLC, Fund Eleven and Fund Eight A had ownership interests of 30.62%, 61.39% and 7.99%, respectively. The total capital contributions made to ICON Global Crossing were approximately $25,131,000, of which the LLC’s share was approximately $7,695,000.  During February and April 2006, ICON Global Crossing purchased telecommunications equipment subject to a lease with Global Crossing Telecommunications, Inc. ("Global Crossing").  The purchase price, inclusive of initial direct costs, was approximately $25,278,000.  The equipment is subject to a 48-month lease that commenced on April 1, 2006.

On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to Global Crossing for a purchase price of $5,493,000.  The transaction was effected in order to redeem Fund Eleven’s 61.39% ownership interest in ICON Global Crossing.  After the redemption, the LLC’s and Fund Eight A’s ownership interests in ICON Global Crossing are 79.31% and 20.69%, respectively.  Following the transaction, the LLC consolidates the financial condition and results of operations of ICON Global Crossing as of September 30, 2009.

(5)	Business Acquisition

On January 30, 2009, ICON Premier acquired 51% of the outstanding stock of Pretel for a purchase price of $1 and in consideration for restructuring its pre-existing lease transaction with Pretel.  The estimated fair value of the net assets acquired of approximately $116,500 exceeded the total purchase price.  Accordingly, the LLC reduced the estimated fair value of the non-financial long-term assets acquired to the adjusted purchase price.

The acquisition was accounted for as a business combination, and the results of operations for this acquisition have been included in the consolidated financial statements of the LLC from the date of acquisition.  Had the acquisition occurred as of January 1, 2009, the impact on the LLC’s consolidated results would have been immaterial.  The purpose of this acquisition was to protect the LLC’s interest in a direct finance lease in connection with a first priority security interest in the Lease.  Accordingly, the LLC became the majority shareholder of Pretel until such time that such amounts due to the LLC under the Lease are paid in full.  At such time, the control of the business will revert back to the original shareholders.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(5)	Business Acquisition - continued

The purchase price was allocated based upon the fair value of the assets and liabilities acquired.  The preliminary purchase price allocation is subject to adjustment as new or additional information is received, including final asset valuations.  The preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:

Amount
Current assets:
Cash	$354,332
Other receivables, net	715,551
Other current assets	122,309

Non-current assets:
Equipment	1,218,985
Total assets acquired	2,411,177

Current liabilities:
Accrued expenses and other current liabilities	2,411,176
Total liabilities assumed	2,411,176
Total purchase price	$1

(6)	Investments in Joint Ventures

ICON Mayon, LLC

On June 26, 2007, the LLC and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, formed ICON Mayon, LLC (“ICON Mayon”), with ownership interests of 49% and 51%, respectively.  On July 24, 2007, ICON Mayon purchased a 98,507 deadweight ton (“DWT”) Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”).  The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp.  Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007.  The total capital contributions made to ICON Mayon were approximately $16,020,000, of which the LLC’s share was approximately $7,548,000.

ICON Eagle Carina Holdings, LLC

On December 3, 2008, ICON Eagle Carina Pte. Ltd. (“ICON Eagle Carina”), a Singapore corporation wholly-owned by ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), a Marshall Islands limited liability company, owned 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the M/V Eagle Carina (the “Eagle Carina”), from Aframax Tanker II AS.  On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 was financed as non-recourse debt borrowed from Fortis Bank NV/SA (“Fortis”) and DVB Bank SE (“DVB”).  The Eagle Carina is subject to an 84-month bareboat charter with AET, Inc. Limited (“AET”) that expires on November 14, 2013. ICON Carina Holdings paid an acquisition fee to the Manager of approximately $1,170,000 in connection with this transaction, of which the LLC’s share was approximately $418,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(6)	Investments in Joint Ventures – continued

ICON Eagle Corona Holdings, LLC

On December 3, 2008, ICON Eagle Corona Pte. Ltd. (“ICON Eagle Corona”), a Singapore corporation wholly-owned by ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), a Marshall Islands limited liability company, owned 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the M/V Eagle Corona (the “Eagle Corona”), from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 was financed as non-recourse debt borrowed from Fortis and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Corona Holdings paid an acquisition fee to the Manager of approximately $1,238,000 in connection with this transaction, of which the LLC’s share was approximately $442,000.

(7)	Non-Recourse Long-Term Debt

On June 24, 2004, each of ICON Containership I and ICON Containership II, wholly-owned subsidiaries of the LLC, borrowed $26,150,000 from Fortis Capital Corp. in connection with the acquisitions of the ZIM Canada and the ZIM Korea from ZIM.  The non-recourse long-term debt obligations accrued interest at the London Interbank Offered Rate plus 1.50% per year.  The non-recourse long-term debt obligations required 60 monthly payments ranging from approximately $372,000 to $483,000.  The lender had a security interest in the ZIM Canada and the ZIM Korea and an assignment of the charter hire with ZIM.  The LLC paid and capitalized approximately $523,000 in debt financing costs.  At December 31, 2008, the outstanding balance of the non-recourse long-term debt obligations was $7,076,252.

On July 1, 2009, the LLC, through ICON Containership I and ICON Containership II, repaid the outstanding balance of the non-recourse long-term debt obligations and satisfied all of the LLC’s non-recourse long-term debt obligations.

(8)	Revolving Line of Credit, Recourse

The LLC and certain entities sponsored and organized by the Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), Fund Eleven, Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, together with the LLC, Fund Eight B, Fund Nine, Fund Eleven and Fund Twelve, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement.  Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  At September 30, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(8)	Revolving Line of Credit, Recourse - continued

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2009 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $7,625,000 at September 30, 2009.  The LLC had no borrowings outstanding under the Facility as of such date.  The balances of $365,000 and $7,260,000 were borrowed by Fund Eight B and Fund Eleven, respectively.  Subsequent to September 30, 2009, Fund Eight B and Fund Eleven repaid $150,000 and $5,000,000, respectively, which reduced Fund Eight B’s and Fund Eleven’s outstanding loan balances to $215,000 and $2,260,000, respectively.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At September 30, 2009, the Borrowers were in compliance with all covenants.

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

The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(9)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:
			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2009	2008	2009	2008
ICON Capital Corp.	Manager	Management fees (1)	$318,417	$337,033	$997,865	$1,284,596
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	$192,321	$342,806	$904,095	$1,051,241
			$510,738	$679,839	$1,901,960	$2,335,837

(1) Amount charged directly to operations.

At September 30, 2009, the LLC had a net payable of $6,391,655 due to the Manager and its affiliates that primarily consisted of a payable of $5,493,000 due to Fund Eleven from ICON Global Crossing related to the redemption of Fund Eleven’s membership interest and approximately $899,000 due to the Manager and its affiliates related to administrative expense reimbursements and amounts owed in connection with the investments in ICON Carina Holdings and ICON Corona Holdings.

(10)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates of its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures.  The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value.  The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(10)	Derivative Financial Instruments – continued

Interest Rate Risk

As of September 30, 2009, the LLC has interests through joint ventures in three floating-to-fixed interest rate swaps relating to ICON Corona Holdings, ICON Carina Holdings and ICON Mayon designated and qualifying as cash flow hedges with an aggregate notional amount of $61,860,915. These interest rate swaps have maturity dates ranging from July 25, 2011 to November 14, 2013.

The joint ventures’ objectives in using interest rate derivatives are to add stability to interest expense and to manage their exposure to interest rate movements.  The joint ventures’ hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the joint ventures making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

For these derivatives, the joint ventures record their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of income (loss) from investments in joint ventures. During the nine months ended September 30, 2009, the joint ventures recorded no hedge ineffectiveness in earnings. At September 30, 2009, the total unrealized (loss) recorded to AOCI related to the joint ventures’ interest in the change in fair value of these interest rate swaps was approximately $501,000.

During the twelve months ending September 30, 2010, the LLC estimates that approximately $513,000 will be transferred from AOCI to income (loss) from investments in joint venture.

Non-designated Derivatives

Warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings. As of September 30, 2009, the outstanding derivatives that were not designated as hedges in qualifying hedging relationships were warrants.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of September 30, 2009:

	Asset Derivatives
	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:
Warrants	Other non-current assets	$25,689

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(10)	Derivative Financial Instruments – continued

The LLC’s derivative financial instruments not designated as hedging instruments generated a net (loss) gain on the statements of operations for the three and nine months ended September 30, 2009 of ($43,207) and $37,753, respectively. The net (loss) recorded for the three months ended September 30, 2009 was comprised of a realized (loss) recorded in interest expense of $10,588 relating to interest rate swap contracts which matured during the quarter and an unrealized (loss) recorded in general and administrative expense of $32,619 relating to warrants. The gain recorded for the nine months ended September 30, 2009 was comprised of $73,644 in unrealized gains recorded in interest expense relating to interest rate swap contracts which matured during the quarter and an unrealized (loss) recorded in general and administrative expense of $35,891 relating to warrants.

Derivative Risks

       The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties.  The LLC does not require collateral or other security in relation to derivative financial instruments.  Since it is the LLC’s policy to enter into derivative contracts with banks of internationally acknowledged standing only, the LLC considers the counterparty risk to be remote.

(11)	Accumulated Other Comprehensive Loss

AOCI includes unrealized (losses) on derivative financial instruments of joint ventures and currency translation adjustments of $500,739 and $1,576,347, respectively, at September 30, 2009 and accumulated (losses) on derivative financial instruments and currency translation adjustments of $695,914 and $2,449,877, respectively, at December 31, 2008.

(12)	Fair Value of Financial Instruments

The LLC accounts for the fair value of financial instruments in accordance with the accounting pronouncements, which require assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(12)	Fair Value of Financial Instruments – continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$25,689	$-	$25,689

Liabilities:	$-	$-	$-	$-

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

The LLC’s warrants are valued using models based on readily observable market parameters for all substantial terms and are classified within Level 2.  As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets.

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since the current accounting pronouncements do not require fair value disclosures of lease arrangements.

(13)	Commitments and Contingencies

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

The LLC, Fund Eleven and Fund Twelve (together, the “Participating Funds”) have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement.  No amounts were accrued at September 30, 2009 and the Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.  The obligation related to these agreements is recorded at fair value.

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

 Recent Significant Transactions

We entered into the following recent significant transactions since December 31, 2008:

•
On January 30, 2009, we, through ICON Premier, acquired 51% of the outstanding stock of Pretel for a purchase price of $1 (the “Pretel Acquisition”) and in consideration for restructuring our pre-existing lease transaction with Pretel.  The estimated fair value of the net assets acquired of approximately $116,500 exceeded the total purchase price.  Accordingly, we reduced the estimated fair value of the non-financial long-term assets acquired to the adjusted purchase price.  The acquisition was accounted for as a business combination and the results of operations of Pretel have been included in our consolidated financial statements from the date of acquisition.  Had the acquisition occurred as of January 1, 2009, the impact on our consolidated results would have been immaterial.  The purpose of this acquisition was to protect our interest in a direct finance lease with Pretel.  Accordingly, we became the majority shareholder of Pretel until such time that such amounts due to us under the Lease are paid in full.  At such time, the control of the business will revert back to the original shareholders.

•
On December 10, 2007, we completed the acquisition of and simultaneously leased back substantially all of the Equipment of Monroe, a wholly-owned subsidiary of MWU, for a purchase price of $2,000,000.  On July 28, 2009, we agreed to terminate the lease with Monroe.  Simultaneously with the termination of the lease with Monroe, we transferred title to the Equipment to MPI in consideration for MPI transferring title to equipment of greater fair market value to us.  Beginning on August 1, 2009, we entered into a lease with MPI for such equipment for a term of 41 months.  The obligations of MPI under the lease are guaranteed by its parent company, Cerion, LLC.

•
On September 30, 2009, we sold all of the Automotive Equipment then on lease to Anchor for a purchase price of $1,750,000, which resulted in a gain of $1,189,000.  The Automotive Equipment was originally purchased for approximately $2,817,000.

•
On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to it for a purchase price of $5,493,000 and removed the equipment from the Global Crossing lease.   The transaction was effected in order to redeem Fund Eleven’s 61.39% ownership interest in ICON Global Crossing.  The sale proceeds will be paid to Fund Eleven and its ownership interest in ICON Global Crossing was assigned 48.69% to us and 12.7% to Fund Eight A, which adjusted our and Fund Eight A’s ownership interests in ICON Global Crossing to 79.31% and 20.69%, respectively.  Following the transaction, we consolidate the financial condition and results of operations of ICON Global Crossing.

•
On October 30, 2009, ICON Containership I and ICON Containership II amended the bareboat charters for the ZIM Canada and the ZIM Korea to restructure each respective charterer’s payment obligations.  The charter for the ZIM Canada was extended from June 30, 2014 to March 31, 2017 and the charter for the ZIM Korea was extended from June 30, 2014 to March 31, 2016.  The purpose of the restructuring was to provide the charterers with additional flexibility while at the same time attempting to preserve our projected economic return on our investment.

Other Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2009. See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly.  Nevertheless, none of the other equipment leasing and financing funds managed by our Manager has experienced any material defaults in payment that would materially impact such fund’s liquidity, cash flows or profitability.  Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties.  In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower, and/or other financial counterparty will ultimately be able to satisfy its obligations to us.  As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  There can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows.  Except as otherwise disclosed in this Quarterly Report on Form 10-Q, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charge and there is no information that would cause our Manager to take an impairment charge on any of our transactions at this time.

Results of Operations for the Three Months Ended September 30, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended
	September 30,
	2009	2008	Change
Rental income	$3,916,066	$4,242,949	$(326,883)
Finance income	-	553,841	(553,841)
Servicing income	1,483,037	-	1,483,037
Income from investments in joint ventures	924,856	654,336	270,520
Net gain on sales of equipment and unguaranteed residual values	1,267,808	34,615	1,233,193
Interest and other income	52,751	247,719	(194,968)

Total revenue	$7,644,518	$5,733,460	$1,911,058

Total revenue for the 2009 Quarter increased $1,911,058, or 33.3%, as compared to the 2008 Quarter.  The increase in total revenue was primarily due to increases in servicing income and net gain on sales of equipment and unguaranteed residual values, which were partially offset by decreases in rental income and finance income.  Servicing income was generated by the bedside entertainment and communication terminals operated by Pretel, which we acquired on January 30, 2009.  Our net gain on sales of equipment and unguaranteed residual values increased primarily due to the sale of the Automotive Equipment previously on lease to Anchor on September 30, 2009, which resulted in a gain of $1,189,000.  The increase in income from investments in joint ventures was largely due to the income recognized from our investments in ICON Northern Leasing, LLC, ICON Carina Holdings and ICON Corona Holdings during the 2009 Quarter.  The decrease in finance income was primarily due to the acquisition of Pretel on January 30, 2009.  Rental income decreased primarily due to the sale of equipment previously on lease to Rite Aid Corporation (“Rite Aid”) during the third and fourth quarters of 2008.

Expenses for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended
	September 30,
	2009	2008	Change
Management fees - Manager	$318,417	$337,033	$(18,616)
Administrative expense reimbursements - Manager	192,321	342,806	(150,485)
General and administrative	2,262,642	94,447	2,168,195
Interest	-	204,296	(204,296)
Depreciation and amortization	2,731,973	1,655,714	1,076,259

Total expenses	$5,505,353	$2,634,296	$2,871,057

Total expenses for the 2009 Quarter increased $2,871,057, or 109.0%, as compared to the 2008 Quarter.  The increase in total expenses was primarily due to increases in general and administrative expenses and depreciation and amortization expense, which were partially offset by decreases in interest expense and administrative expense reimbursements due to our Manager.  The increase in general and administrative expenses was largely due to (i) operating expenses of approximately $1,468,000 incurred by Pretel during the 2009 Quarter and (ii) remarketing expenses of approximately $569,000 in connection with the sale of the Automotive Equipment previously on lease to Anchor.  The increase in depreciation and amortization expense was primarily attributable to the depreciation expense recorded in connection with the operations of Pretel.  Interest expense decreased primarily due to the scheduled repayment of the outstanding balance of our non-recourse debt obligations related to the ZIM Canada and the ZIM Korea, which matured in June 2009.  The decrease in administrative expense reimbursements reflected a decrease in costs incurred by our Manager to administer our affairs.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2009 Quarter were consistent with that reported for the 2008 Quarter.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to Fund Ten for the 2009 Quarter and the 2008 Quarter was $2,056,018 and $3,016,126, respectively.  Net income attributable to Fund Ten per weighted average additional share of limited liability company interests for the 2009 Quarter and the 2008 Quarter was $13.73 and $20.14, respectively.

Results of Operations for the Nine Months Ended September 30, 2009 (the “2009 Period”) and 2008 (the “2008 Period”)

Revenue for the 2009 Period and the 2008 Period are summarized as follows:

	Nine Months Ended September 30,
	2009	2008	Change
Rental income	$11,630,938	$16,144,269	$(4,513,331)
Finance income	-	1,866,734	(1,866,734)
Servicing income	4,049,257	-	4,049,257
Income from investments in joint ventures	3,037,586	3,183,846	(146,260)
Net gain on sales of equipment and unguaranteed residual values	1,342,663	6,816,132	(5,473,469)
Interest and other income	67,329	487,936	(420,607)

Total revenue	$20,127,773	$28,498,917	$(8,371,144)

Total revenue for the 2009 Period decreased by $8,371,144, or 29.4%, as compared to the 2008 Period.  The decrease was primarily attributable to decreases in net gain on sales of equipment and unguaranteed residual values, rental income and finance income, which were partially offset by an increase in servicing income.  During the 2008 Period, we reported a net gain on the sale of equipment of approximately $6,741,000 resulting from the sale of ICON Containership III, LLC (“ICON Containership III”).  In comparison, during the 2009 Period, our net gain on sales of equipment and unguaranteed residual values was largely due to a net gain of $1,189,000 on the sale of the Automotive Equipment previously on lease to Anchor.  The decrease in rental income was primarily due to (i) the sale of ICON Containership III on March 31, 2008, which represented approximately $1,464,000 of the decrease in rental income, (ii) the bareboat charter extensions entered into in connection with the ZIM Canada and the ZIM Korea on July 1, 2008 (the “ZIM Charter Extensions”), which resulted in a decrease in rental income of approximately $1,488,000 as monthly rental income per vessel decreased from approximately $487,000 to $363,000 and (iii) the sale of equipment previously on lease to Rite Aid during the third and fourth quarters of 2008, which accounted for approximately $1,825,000 of the decrease in rental income.  Finance income decreased as a result of the expiration of our lease with P.W. Supermarkets, Inc. in July 2008 and the acquisition of Pretel on January 30, 2009.  Servicing income was generated by the bedside entertainment and communication terminals operated by Pretel.

Expenses for the 2009 Period and the 2008 Period are summarized as follows:

	Nine Months Ended September 30,
	2009	2008	Change
Management fees - Manager	$997,865	$1,284,596	$(286,731)
Administrative expense reimbursements - Manager	904,095	1,051,241	(147,146)
General and administrative	5,421,161	850,055	4,571,106
Interest	212,839	944,442	(731,603)
Depreciation and amortization	6,937,949	10,918,452	(3,980,503)

Total expenses	$14,473,909	$15,048,786	$(574,877)

Total expenses for the 2009 Period decreased by $574,877, or 3.8%, as compared to the 2008 Period.  The decrease was primarily due to decreases in depreciation and amortization expense, interest expense and management fees due to our Manager, which were partially offset by an increase in general and administrative expenses.  The decrease in depreciation and amortization expense was primarily due to (i) the sale of ICON Containership III on March 31, 2008, which represented approximately $1,200,000 of the decrease, (ii) the ZIM Charter Extensions, which resulted in a decrease in depreciation expense of approximately $3,408,000 as monthly depreciation expense per vessel decreased from approximately $380,000 to $96,000 and (iii) the sale of equipment previously on lease to Rite Aid, which accounted for approximately $1,349,000 of the decrease.  These decreases were partially offset by the depreciation expense recorded in connection with the operations of Pretel.  Interest expense decreased primarily due to the sale of ICON Containership III, which resulted in the buyer’s assumption of the related outstanding non-recourse long-term debt, and the scheduled repayment of the outstanding balance of our non-recourse debt obligations related to the ZIM Canada and the ZIM Korea on July 1, 2009.  The decrease in management fees due to our Manager reflected the decline in the number of our active investments.  The increase in general and administrative expenses was largely due to the operating expenses of approximately $3,912,000 incurred by Pretel during the 2009 Period.  In addition, we incurred remarketing expenses of approximately $569,000 during the 2009 Period in connection with the sale of the Automotive Equipment previously on lease to Anchor.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2009 Period were consistent with that reported for the 2008 Period.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to Fund Ten for the 2009 Period and the 2008 Period was $5,413,235 and $13,206,812, respectively.  Net income attributable to Fund Ten per weighted average additional share of limited liability company interests for the 2009 Period and the 2008 Period was $36.15 and $88.17, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2009 compared to December 31, 2008.

Total Assets

Total assets decreased $2,709,758, from $88,999,197 at December 31, 2008 to $86,289,439 at September 30, 2009.  The decrease was primarily due to the depreciation of our leased equipment in the amount of approximately $4,954,000 and distributions to members and noncontrolling interests of approximately $10,464,000.  The decrease in total assets was partially offset by the increase in other current assets and leased equipment at cost related to the consolidation of ICON Global Crossing, service contracts receivable related to the acquisition of Pretel and cash collected from rental payments with respect to our leases.

Current Assets

 Current assets increased $4,076,948, from $5,117,308 at December 31, 2008 to $9,194,256 at September 30, 2009.  The increase was primarily due to an increase in other assets due to the consolidation of ICON Global Crossing and the receivable for recently sold equipment, which was partially offset by a lower cash position resulting from payments of our non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea.

Current Liabilities

 Current liabilities increased $331,431, from $8,518,061 at December 31, 2008 to $8,849,492 at September 30, 2009.  The increase was primarily due to the consolidation of ICON Global Crossing, which resulted in an increase in due to affiliates of approximately $5,493,000 for redemption of Fund Eleven’s interest in the joint venture.  The increase was partially offset by a decrease in our non-recourse debt outstanding due to the full repayment of our non-recourse debt obligation related to the ZIM Canada and the ZIM Korea on July 1, 2009.

Equity

Equity decreased $3,041,189, from $80,481,136 at December 31, 2008 to $77,439,947 at September 30, 2009.  The decrease was primarily due to distributions paid to our members and noncontrolling interests, which exceeded net income reported in the 2009 Period.  The decrease was partially offset by the addition of the noncontrolling interest from ICON Global Crossing.

Liquidity and Capital Resources

Cash Flows Summary

At September 30, 2009 and December 31, 2008, we had cash and cash equivalents of $2,363,345 and $3,784,794, respectively.  During our operating period, our main source of cash has been and will continue to be from operating activities and our main use of cash has been and will continue to be in financing activities.  Investing activities had been a main use of cash during the fund’s earliest periods, particularly when the fund was making its initial investments, but now investing activities could be either a source or a use of cash, depending on the timing of asset sales and the reinvestment of those proceeds.

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

Cash Flows

The following table sets forth summary cash flow data:

	Nine Months Ended September 30,
	2009	2008

Net cash provided by (used in):

Operating activities	$6,281,820	$6,672,578
Investing activities	5,517,658	24,227,822
Financing activities	(13,296,310)	(16,108,162)
Effects of exchange rates on cash and cash equivalents	75,383	(1,184)

Net (decrease) increase in cash and cash equivalents	$(1,421,449)	$14,791,054

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

           Sources of Cash

Sources of cash from operating activities decreased $390,758, from $6,672,578 in the 2008 Period to $6,281,820 in the 2009 Period.  The decrease was primarily due to a decrease in rental income due to the sale of the equipment previously on lease to Rite Aid, a decrease in finance income related to the expiration of our lease with P.W. Supermarkets, Inc. in July 2008 and the acquisition of  Pretel on January 30, 2009.  The decrease was partially offset by an increase in the distributions received from our investments in joint ventures.

Investing Activities

            Sources of Cash

Sources of cash from investing activities decreased $18,874,986, from $24,392,644 in the 2008 Period to $5,517,658 in the 2009 Period.  The decrease was primarily due to net proceeds of approximately $16,930,000 that we received during the 2008 Period in connection with the sale of ICON Containership III.  We did not sell any comparable assets during the 2009 Period.

Uses of Cash

Our use of cash in investing activities decreased from $164,822 in the 2008 Period to $0 in the 2009 Period as we did not make any new investments during the 2009 Period.

Financing Activities

Sources of Cash

Sources of cash from financing activities increased from $0 in the 2008 Period to $2,185,000 in the 2009 Period related to the proceeds received from our revolving line of credit.

Uses of Cash

Uses of cash in financing activities decreased $626,852, from $16,108,162 in the 2008 Period to $15,481,310 in the 2009 Period.  The decrease was primarily due to the repayment of our $5,000,000 borrowing under the revolving line of credit during the 2008 Period, which was partially offset by repayments totaling approximately $2,818,000 of the non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea during the 2009 Period and the repayment of $2,185,000 under our revolving line of credit.

Sources of Liquidity

Cash generated by our operating activities continues to be our most significant source of liquidity during our operating period.  We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the year ending December 31, 2009, including distributions to our members, the repayment of principal and interest on our non-recourse debt obligations, general and administrative expenses, management fees and administrative expense reimbursements.  We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of our operations, as well as cash received from our investments at maturity.  In addition, our revolving line of credit had $22,375,000 available as of September 30, 2009 (see Note 8 to our consolidated financial statements) for additional working capital needs or new investment opportunities.

As discussed above, we anticipate being able to meet our liquidity requirements into the foreseeable future.  Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Non-Recourse Long-Term Debt

We had no non-recourse long-term debt obligations at September 30, 2009.  All of our non-recourse obligations were repaid on July 1, 2009.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period.  We paid distributions to our Manager, additional members and noncontrolling interests of $96,573, $9,560,638 and $806,529, respectively, for the 2009 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2009, we had no non-recourse debt obligations as our outstanding non-recourse long-term indebtedness was repaid on July 1, 2009.  We have no borrowings under our revolving line of credit at September 30, 2009.

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts were accrued at September 30, 2009 and our Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to our repurchase of 20 Shares during the 2009 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to the LLC Agreement.  Repurchased Shares have no voting rights and do not share in distributions with other members. Our LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. The following table details our Share repurchases for the three months ended September 30, 2009:

	Total Number of
Period	Shares Repurchased	Average Price Paid Per Share
July 1, 2009 through July 31, 2009	20	$739.90
August 1, 2009 through August 31, 2009	-	$-
September 1, 2009 through September 30, 2009	-	$-
Total	20

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2009.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Limited Liability Company of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on February 28, 2003 (File No. 333-103503)).

4.1
Amended and Restated Operating Agreement of Registrant (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2003 (File No. 333-103503)).

10.1
Commercial Loan Agreement, dated as of August 31, 2005, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2
Loan Modification Agreement, dated as of December 26, 2006, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 26, 2006).

10.3
Loan Modification Agreement, dated as of June 20, 2007, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC.

10.4
Third Loan Modification Agreement, dated as of May 1, 2008, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 19, 2008).

10.5
Fourth Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated August 12, 2009 (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 14, 2009).

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

ICON Income Fund Ten, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

November 12, 2009

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 12, 2009

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 12, 2009

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

31