Form 10-K
period 2009-12-31
ICON INCOME FUND TEN LLC
filed 2010-03-31
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____ to _____

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
Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No ☑

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
  Yes    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer         Non-accelerated filer ☑     Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.  There is no established market for shares of limited liability company interests of the registrant.

Number of outstanding shares of limited liability company interests of the registrant on March 19, 2010 is 148,050.

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

Item 1. Business

Our History

ICON Income Fund Ten, LLC (the “LLC” or “Fund Ten”) was formed on January 2, 2003 as a Delaware limited liability company.  The LLC will continue until December 31, 2023, unless terminated sooner.  When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

Our manager is ICON Capital Corp., a Delaware corporation (our “Manager”).  Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions that we enter into pursuant to the terms of our amended and restated operating agreement (our “LLC Agreement”).

We are currently in our operating period.  Our offering period began in June 2003 and ended in April 2005.  Our initial capitalization was $1,000, which was contributed by our Manager.  We offered our shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital and we commenced operations on our initial closing date, August 22, 2003, when we issued 5,066 Shares, representing $5,065,736 of capital contributions.  Between June 2, 2003 and April 5, 2005, our final closing date, we sold 144,928 Shares representing $144,928,766 of capital contributions, bringing the total sale of Shares and capital contributions to 149,994 and $149,994,502, respectively.  Through December 31, 2009, we redeemed 1,783 Shares, bringing the total number of outstanding Shares to 148,211.

Our Business

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  We primarily engage in the business of purchasing equipment and leasing or servicing it to third parties, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

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

(3) Liquidation Period: After the operating period ends, we will begin to sell our assets in the ordinary course of business.  Our goal is to complete the liquidation period within three years from the end of the operating period, but it may take longer to do so.

At December 31, 2009 and 2008, we had total assets of $77,033,616 and $88,999,197, respectively.  For the year ended December 31, 2009, two lessees accounted for approximately 69.3% of our total rental and finance income of $15,114,542.  In January 2009, we acquired 51% of the business of Pretel Group Limited (“Pretel”).  Pretel generated $5,716,849 of our servicing income, which accounted for 21.2% of our total revenue of $26,945,465.  We had net income attributable to us for the year ended December 31, 2009 of $6,218,546.  For the year ended December 31, 2008, three lessees accounted for approximately 79.7% of our total rental and finance income of $22,432,084.  We had net income attributable to us for the year ended December 31, 2008 of $12,593,752.  For the year ended December 31, 2007, three lessees accounted for approximately 78.2% of our total rental and finance income of $31,467,931.  We had net income attributable to us for the year ended December 31, 2007 of $4,887,060.

At December 31, 2009, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels

•
We own two container vessels, the M/V ZIM Canada (the “ZIM Canada”) and the M/V ZIM Korea (the “ZIM Korea”), which are subject to bareboat charters with ZIM Israel Navigation Co. Ltd. (“ZIM”).  The charter for the ZIM Canada expires on March 31, 2017 and the charter for the ZIM Korea expires on March 31, 2016.

•
We have a 49% ownership interest in ICON Mayon, LLC (“ICON Mayon”), which purchased an Aframax product tanker, the Mayon Spirit, from an affiliate of the Teekay Corporation (“Teekay”) on July 24, 2007.  The Mayon Spirit is subject to a bareboat charter that expires on July 23, 2011.

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

Telecommunications Equipment

•
We have a 79.31% ownership interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased telecommunications equipment that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) that expires on March 31, 2010.

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

Manufacturing Equipment

•
On March 23, 2006, we were assigned and assumed the rights to a lease from Remarketing Services, Inc. (“Remarketing Services”), a related party, for approximately $594,000.  Remarketing Services was assigned and assumed the rights to a lease from Chancellor Fleet Corporation (“Chancellor”), an unrelated third party.  Chancellor was a party to a lease with Saturn Corporation (“Saturn”), a subsidiary of General Motors Corporation (“GM”), for materials handling equipment.  The lease term expires on September 30, 2011, but has been rejected by GM in connection with its petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in which Saturn was named as a debtor.  On February 22, 2010, we received notice that the monthly lease payments would cease effective March 1, 2010.

•
We own machining and metal working equipment subject to a lease with MW Texas Die Casting, Inc. (“Texas Die”).  Texas Die is a wholly-owned subsidiary of MW Universal, Inc. (“MWU”).  We also own equipment subject to a lease with Cerion MPI, LLC, an affiliate of Texas Die (“MPI”).  Both the Texas Die and MPI leases expire on December 31, 2012.

Information Technology Equipment

•
We have a 75% ownership interest in the unguaranteed residual values of a portfolio of leases currently in effect and performing with various lessees in the United Kingdom.  The portfolio is mainly comprised of information technology equipment, including laptops, desktops and printers.  Several of these leases have been extended through October 31, 2012.

Bedside Entertainment and Communication Terminals

•
We own hospital bedside entertainment and communication terminals that were on lease to Premier Telecom Contracts Limited (“Premier Telecom”).  The equipment is installed in various hospitals located throughout the United Kingdom.  On January 30, 2009, we acquired 51% of Pretel, the ultimate parent of Premier Telecom.

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

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2009, 2008 and 2007, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments, we competed, and as we seek to liquidate our portfolio, we compete with a variety of competitors, including other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

Employees

We have no direct employees.  Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K.  Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate revenues in geographic areas outside of the United States.  For additional information, see Note 17 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Shares.  In addition to the following disclosures, please refer to the other information contained in this Annual Report, including the consolidated financial statements and the related notes.

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

The Internal Revenue Service (the “IRS”) may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Shares for the life of the fund, which is anticipated to be at least ten years.

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

After you have been admitted as a member and have held your Shares for at least one year, you may request that we redeem up to all of your Shares. We are under no obligation to do so, however, and will have only limited cash available for this purpose. If we redeem your Shares, the redemption price has been unilaterally set and, depending upon when you request redemption, the redemption price may be less than the unreturned amount of your investment. If your Shares are redeemed, the redemption price may provide you a significantly lower value than the value you would realize by retaining your Shares for the duration of the fund.

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

Your Shares may be diluted.

Some investors, including our Manager and its officers, directors and other affiliates, may have purchased Shares at discounted prices and generally will share in our revenues and distributions based on the number of Shares that they purchased, rather than the discounted subscription price paid by them for their Shares. As a result, investors who paid discounted prices for their investments will receive higher returns on their investments in us as compared to investors who paid the entire $1,000 per Share.

Our assets may be plan assets for ERISA purposes, which could subject our Manager to additional restrictions on its ability to operate our business.

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) may apply what is known as the look-through rule to an investment in our Shares. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if that were to occur. If the look-through rule were to apply, our Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Shares held by such qualified plan or IRA. This could result in some restriction on our Manager’s willingness to engage in transactions that might otherwise be in the best interest of all holders of Shares due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we include in this Annual Report on Form 10-K and future Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain other parties is only an estimate and may not reflect the actual value of our Shares.

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

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

•	the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Code requirements or other applicable law.

You have limited voting rights and are required to rely on our Manager to make all of our investment decisions and achieve our investment objectives.

Our Manager will make all of our investment decisions, including determining the investments and the dispositions we make. Our success will depend upon the quality of the investment decisions our Manager makes, particularly relating to our investments in equipment and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our Manager may be subject to conflicts of interest.

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2009, our Manager is managing seven other equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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
•
our Manager is our “tax matters partner” and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in your best interest given your individual tax situation; and

•	our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The Investment Committee of our Manager is not independent.

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, are resolved by our Manager’s investment committee, which also serves as the investment committee for other funds managed by our Manager. Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us and our Manager and our affiliates involving investment opportunities, may not be as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund, our Manager’s investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

Our Manager and its affiliates will receive expense reimbursements and substantial fees from us.

The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on the date of our prospectus, are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement.  In general, expense reimbursements and fees are paid without regard to the amount of our cash distributions to our additional members, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and we may pay other expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have begun to receive revenues from all of our investments.

Furthermore, we borrowed a significant portion of the purchase price of certain of our investments.  As a consequence, we paid greater fees to our Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments.  The reimbursement of expenses and payment of fees could adversely affect our ability to make distributions to our additional members.

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

We may face operational risk from errors made in the execution, confirmation or settlement of transactions. We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for. We rely heavily on our Manager’s financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.  In addition, we are highly dependent on our Manager’s information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our Manager’s growth or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.  Furthermore, we depend on the headquarters of our Manager, which are located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption that could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.  Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

Our internal controls over financial reporting may not be effective or our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, as amended, including the filing of quarterly and annual reports. Prior public funds sponsored by our Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our members may not have access to timely information concerning us, our operations, and our financial results.

Your ability to institute a cause of action against our Manager and its affiliates is limited by our LLC Agreement.

Our LLC Agreement provides that neither our Manager nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our Manager or an affiliate if the Manager or affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our LLC Agreement, your right to institute a cause of action against our Manager may be more limited than it would be without these provisions.

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

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage will result in our ability to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings are non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities managed by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), are party to the revolving line of credit agreement with CB&T, as amended.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement.  For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

A significant part of the value of a significant portion of the equipment that we invest in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment).  Generally, equipment is expected to decline in value over its useful life. In making these types of investments, we assume a residual value for the equipment at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment. However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

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

We typically obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of applicable agreements;
•	that neither the seller nor the lessee is in violation of any material terms of such agreements; and
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

We enter into transactions with parties that have senior debt rated below investment grade or no credit rating. We do not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering equipment upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

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

Furthermore, when we acquire a residual interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to the value of such residual interests because the terms and conditions of such hedge contracts might not be in the best interests of our members. Even with transactions requiring payments in U.S. dollars, the equipment may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

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

We have the ability to invest in joint ventures with other businesses our Manager manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of equipment. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In investing in some types of equipment, we may have been exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease features, such as equity interests, constitute additional interest. Although we generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws could result in the interest obligation to us being declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

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

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our Manager and its affiliates have.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  A lower cost of funds could enable a competitor to offer financing at rates that are less than ours, potentially forcing us to lower our rates or lose potential lessees, borrowers or other counterparties.  In addition, our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that are more favorable than those that we can offer or that we will be able to offer when liquidating our portfolio, which may affect our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

General Tax Risks

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes.  Although counsel rendered an opinion to us at the time of our offering that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us.  If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

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

In any particular year, your tax liability from owning our Shares may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Shares for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in any year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may acquire equipment subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquire equipment that the Code deems to be tax-exempt use property and the leases do not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

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

To the extent that we borrow money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI. We presently do not expect to finance our lending activities with borrowed funds. Nevertheless, the debt-financed UBTI rules are broad and there is much uncertainty in determining when, and the extent to which, property should be considered debt-financed. Thus, the IRS might assert that a portion of the assets we acquire as part of our lending activities are debt-financed property generating UBTI, especially with regard to any indebtedness we incur to fund working capital at a time when we hold loans we have acquired or made to others. If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares.  It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 19, 2010
Manager (as a member)	1
Additional members	4,412

We, at our Manager’s discretion, pay monthly distributions to each of our members beginning the first month after each member is admitted through the end of our operating period, which we currently anticipate will be in April 2010.  We paid distributions to additional members of $12,747,182, $12,752,775, and $12,778,769 for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, we paid distributions to our Manager of $128,760, $128,817, and $129,078 for the years ended December 31, 2009, 2008 and 2007, respectively.  The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants.  See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $532.60 per Share as of December 31, 2009.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $532.60 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Shares.

The redemption price we offer in our redemption plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $532.60 per Share does not reflect the amount that a member would currently receive under our redemption plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our redemption plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Total revenue (a)	$26,945,465	$33,493,886	$33,482,349	$30,209,531	$25,003,105
Net income (loss) attributable to Fund Ten	$6,218,546	$12,593,752	$4,887,060	$(1,971,947)	$(4,944,700)
Net income (loss) attributable to Fund Ten
allocable to additional members	$6,156,361	$12,467,815	$4,838,189	$(1,952,228)	$(4,895,253)
Net income (loss) attributable to Fund Ten
allocable to the Manager	$62,185	$125,937	$48,871	$(19,719)	$(49,447)

Weighted average number of additional shares
of limited liability company interests outstanding	148,222	148,275	148,575	148,880	143,378
Net income (loss) attributable to Fund Ten per weighted average
additional share of limited liability company interests	$41.53	$84.09	$32.56	$(13.11)	$(34.14)

Distributions to additional members	$12,747,182	$12,752,775	$12,778,769	$12,805,418	$11,998,617
Distributions per weighted average additional
share of limited liability company interests	$86.00	$86.01	$86.01	$86.01	$83.69
Distributions to the Manager	$128,760	$128,817	$129,078	$129,348	$121,233

	December 31,
	2009	2008	2007	2006	2005
Total assets (b)	$77,033,616	$88,999,197	$122,908,748	$145,455,658	$169,186,094
Recourse and non-recourse long-term debt (c)	$100,000	$7,076,252	$35,295,089	$45,769,691	$60,474,288
Members' equity	$72,900,830	$78,307,152	$84,105,073	$93,771,043	$105,449,404

(a)
2009 includes the results of operations of Pretel and Global Crossing, which have been consolidated effective January 30, 2009 and September 30, 2009, respectively.  2008 includes a gain on sale of ICON Containership III, LLC (“ICON Containership III”) of approximately $6,741,000 and bad debt expense of approximately $2,500,000.  Year-over-year revenue between 2005 and 2007 increased as a result of additional revenue generated from additional leased equipment acquired, new finance income related to the Premier Telecom lease that was reclassified from an operating lease to a finance lease during 2006, as well as additional income from investments in joint ventures.

(b)
Consistent year-over-year decline in total assets is the result of depreciation of our leased equipment and equipment and sales of assets in the ordinary course of business, as well as an impairment loss of approximately $1,698,000 and $675,000 recorded in 2009 and 2006, respectively.

(c)
Consistent year-over-year decline in non-recourse long-term debt is the result of our normal paydown of debt in the ordinary course of business.  Consistent with our lifecycle as we approach our liquidation phase, all debt was paid in full in 2009, reducing our outstanding principal balance to $0.

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

Overview

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  We primarily engage in the business of purchasing equipment and leasing or servicing it to third parties, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

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

Current Business Environment and Outlook

Recent trends indicate that domestic and global equipment financing volume is correlated to overall business investments in equipment, which are typically impacted by general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases, depending on a number of factors.  These factors include the availability of liquidity to provide equipment financing and/or provide it on terms satisfactory to borrowers, lessees, and other counterparties, as well as the desire to upgrade equipment and/or expand operations during times of growth, but also in times of recession in order to, among other things, seize the opportunity to obtain competitive advantage over distressed competitors and/or increase business as the economy recovers.

Industry Trends Prior to the Recent “Credit Crisis”

The U.S. economy experienced a downturn from 2001 through 2003, resulting in a decrease in equipment financing volume during that period. From 2004 through most of 2007, however, the economy in the United States and the global economy in general experienced significant growth, including growth in business investment in equipment and equipment financing volume.  According to information provided by the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry (“ELFF”), based on information from the United States Department of Commerce Bureau of Economic Analysis and Global Insight, Inc., a global forecasting company, total domestic business investment in equipment and software increased annually from approximately $922 billion in 2002 to approximately $1,205 billion in 2006 and 2007.  Similarly, during the same period, total domestic equipment financing volume increased from approximately $515 billion in 2002 to approximately $684 billion in 2007.

According to the World Leasing Yearbook 2010, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $760 billion in 2007. The most significant source of that increase was due to increased volume in Europe, Asia, and South America. For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in South America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007. It is believed that global business investment in equipment, and global equipment financing volume, including equipment loans and other types of equipment financing, increased as well during the same period.

Current Industry Trends

In general, the U.S. and global credit markets have deteriorated significantly over the past two years. The U.S. economy entered into a recession in December 2007 and global credit markets continue to experience dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

Commercial and Industrial Loan Trends. According to information provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), the change in the volume of outstanding commercial and industrial loans issued by FDIC-insured institutions started to decline dramatically beginning in the fourth quarter of 2007.  Thereafter, the change in volume turned negative for the first time since 2002 in the fourth quarter of 2008, with reductions of approximately $61 billion between the last quarter of 2008 and the first quarter of 2009, approximately $68 billion between the first and second quarters of 2009, and approximately $89 billion between the second and third quarters of 2009.

While some of the reduction is due to voluntary and involuntary deleveraging by corporate borrowers, some of the other main factors cited for the decline in outstanding commercial lending and financing volume include the following:

• lack of liquidity to provide new financing and/or refinancing;

•  heightened credit standards and lending criteria (including ever-increasing spreads, fees, and other costs, as well as lower advance rates and shorter tenors, among other factors) that have hampered some demand for and issuance of new financing and/or refinancing;

• net charge offs of and write-downs on outstanding financings; and

•  many lenders being sidetracked from providing new lending by industry consolidation, management of existing portfolios and relationships, and amendments (principally covenant relief and “amend and extend”).

In addition, the volume of issuance of high yield bonds and, to a lesser extent, investment grade bonds has risen significantly over the past few quarters, a significant portion of the proceeds of which have been used to pay down and/or refinance existing commercial and industrial loans.  As a result of all of these factors affecting the commercial and industrial finance segment of the finance industry, financial institutions and other financing providers with liquidity to provide financing can do so selectively, at higher spreads and other more favorable terms than have been available in many years.  As noted below, this trend in the wider financing market is also prevalent in the specific market for equipment financing.

Equipment Financing Trends.  According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008.  Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period.  According to the World Leasing Yearbook 2010, global equipment leasing volume decreased to approximately $644 billion in 2008.  For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion.  Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011.

Prior to the recent credit crisis, a substantial portion of equipment financing was provided by the leasing and lending divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provided financing to companies seeking to lease small ticket and micro ticket equipment, (ii) used credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) relied heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Many of these financial institutions and other financing providers have failed or significantly reduced their financing operations.  By contrast, we (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) are not significantly reliant on receiving outside financing to meet our investment objectives. In short, in light of the tightening of the credit markets, our Manager in its role as the sponsor and manager of other equipment financing funds has, since the onset of the “credit crisis,” reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2009, 2008 and 2007:

Aircraft

On March 31, 2004, we and ICON Income Fund Eight A L.P., an entity also managed by our Manager (“Fund Eight A”), formed ICON Aircraft 46837 LLC (“Aircraft 46837”), in which we and Fund Eight A had ownership interests of 10% and 90%, respectively.  Aircraft 46837 was formed for the purpose of acquiring a 1979 McDonnell Douglas DC10-30F aircraft on lease to Federal Express Corporation (“FedEx”).  On March 30, 2007, Aircraft 46837 sold the aircraft on lease to FedEx for $4,260,000 and recognized a loss on the sale of approximately $920,000, of which our share was approximately $92,000.

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

Prior to September 30, 2009, we had a 30.62% ownership interest in ICON Global Crossing, which purchased telecommunications equipment that is subject to a lease with Global Crossing that expires on March 31, 2010.  On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to it for a purchase price of $5,493,000 and removed the equipment from the Global Crossing lease.  The transaction was effected in order to redeem Fund Eleven’s 61.39% ownership interest in ICON Global Crossing.  The sale proceeds have been paid to Fund Eleven and its ownership interest in ICON Global Crossing was assigned 48.69% to us and 12.70% to Fund Eight A, which adjusted our and Fund Eight A’s ownership interests in ICON Global Crossing to 79.31% and 20.69%, respectively.  Following the transaction, we consolidate the financial condition and results of operations of ICON Global Crossing.

On March 17, 2010, we, through our wholly-owned subsidiary, ICON Global Crossing, and Global Crossing agreed to extend the lease which was set to expire on March 31, 2010.  The lease is now scheduled to expire on March 31, 2011.  In connection with the extension, ICON Global Crossing and Global Crossing agreed to fix the purchase option at $1 for each schedule of equipment.

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

On March 9, 2006, pursuant to the master lease agreement, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of and issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock.  The warrants are exercisable for five years after issuance and have a strike price of 1.50p.  At December 31, 2009, our Manager determined that the fair value of these warrants was $0.

Bedside Entertainment and Communication Terminals

On June 30, 2005, we, through our wholly-owned subsidiary, ICON Premier, LLC (“ICON Premier”), executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom in connection with our purchase of approximately 5,000 bedside entertainment and communication terminals.  On March 8, 2006, an amendment to the Lease was entered into to increase the maximum aggregate equipment purchase to approximately $15,825,000 (£8,078,000), inclusive of initial direct costs.  The equipment is installed in several National Health Service (“NHS”) hospitals in the United Kingdom.  Premier Telecom is one of four companies in the United Kingdom to receive the rights to install and operate the equipment in the hospitals, and it has the exclusive right to install and operate the equipment in thirteen hospitals.  The base term of the Lease, which commenced on January 1, 2006, was for a period of 84 months.  At December 31, 2005, we had purchased approximately $9,845,000 (£5,721,000) of bedside entertainment and communication terminals, inclusive of initial direct costs.

Between January and April 2006, ICON Premier purchased approximately $4,100,000 (£2,370,000) of additional bedside entertainment and communication terminals on lease to Premier Telecom. The equipment was installed in various NHS hospitals located throughout the United Kingdom.

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

In October 2008, Pretel, the ultimate parent company of Premier Telecom, determined that a planned merger with a competitor was no longer viable.  At December 31, 2008, ICON Premier recorded an allowance for doubtful accounts of approximately $2,500,000 to more closely approximate the net realizable value of its investment in finance lease to the fair market value of the underlying leased assets.

On January 30, 2009, we, through ICON Premier, acquired 51% of the outstanding stock of Pretel for a purchase price of £1 (the “Pretel Acquisition”) and in consideration for restructuring our pre-existing lease transaction with Pretel.  The estimated fair value of the net assets acquired exceeded the total purchase price by approximately $441,000.  Accordingly, we recognized that excess as a gain attributable to a bargain purchase.  The acquisition was accounted for as a business combination and the results of operations of Pretel have been included in our consolidated financial statements from the date of acquisition.  Had the acquisition occurred as of January 1, 2009, the impact on our consolidated results would have been immaterial.  The purpose of this acquisition was to protect our interest in a direct finance lease with Pretel.  Accordingly, we became the majority shareholder of Pretel until such time that such amounts due to us under the Lease are paid in full.  At such time, the control of the business will revert back to the original shareholders.

During our annual impairment testing, we determined that the carrying value of ICON Premier’s long lived assets were in excess of the estimated fair value of those assets.  At December 31, 2009, ICON Premier recorded an impairment loss of approximately $1,513,000 to properly reflect those assets at fair value.

United Kingdom Information Technology Equipment Portfolio

Summit Asset Management Limited

On February 28, 2005, we entered into a participation agreement with Summit Asset Management Ltd. (“SAM”) and acquired a 75% interest in the unguaranteed residual values of a portfolio of equipment on lease to various United Kingdom lessees.  Several of these leases have been extended through October 31, 2012.  We do not have an interest in the equipment until the expiration of the initial lease term.  The portfolio is mainly comprised of information technology equipment, including laptops, desktops and printers.  The purchase price, inclusive of initial direct costs, was approximately $2,843,000.

During the years ended December 31, 2009, 2008 and 2007, we realized proceeds of approximately $164,000, $149,000 and $867,000 on sales of our interests in unguaranteed residual values as well as sold certain of our investments in unguaranteed residual values that were previously transferred to leased equipment at cost for approximately $4,000, $114,000 and $355,000, which resulted in a net (loss) gain on sale of approximately ($35,000), $58,000 and $408,000, respectively.  At December 31, 2009 and 2008, the remaining balance of our investment in unguaranteed residual values was approximately $290,000 and $754,000, respectively.

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

Under the terms of the Purchase Agreement, we and Key Finance will receive residual proceeds up to the “bottom residual value,” as defined in the remarketing agreement.  We will then receive residual proceeds up to certain thresholds established in the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, once the portfolio’s return to us has exceeded the expected residual, any additional residual proceeds will be split equally between us and Key Finance.  For the years ended December 31, 2009, 2008 and 2007, there was no residual sharing.

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

During the year ended December 31, 2009, we remarketed certain of our investments in unguaranteed residual values with a cost basis of approximately $211,000.  We realized proceeds of approximately $184,000 on sales of its interests in unguaranteed residual values, which resulted in a loss on sale of approximately $27,000.

Digital Mini-Labs

During December 2004, we acquired 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid.  The leases expired at various times from November 2007 to September 2008.  As of December 31, 2007, the lease that expired in November 2007 was extended on a month-to-month basis.  Subsequent to December 31, 2007, Rite Aid notified our Manager of its intent to return all the digital mini-labs that were subject to leases with Rite Aid.

During 2008, Rite Aid returned all of the digital mini-labs it previously had on lease.  Of this equipment, our Manager sold 81 digital mini-labs with a net book value of $729,000 for approximately $687,000 and we recognized a loss on the sale of equipment of approximately $42,000.  As of December 31, 2008, we reclassified the net book value of the remaining equipment returned by Rite Aid of $98,350 from an operating lease to equipment held for sale.  As of March 31, 2009, our Manager sold all but one of the digital mini-labs with a net book value of $804,000 for approximately $764,000 and we recognized a net loss on the sale of equipment of approximately $40,000.  At December 31, 2009, the net book value of the remaining equipment of $23,350 was recorded as equipment held for sale.

Marine Vessels

On June 24, 2004, we, through two wholly-owned subsidiaries, ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), acquired two container vessels, the ZIM Canada and the ZIM Korea, from ZIM.  We simultaneously entered into bareboat charters with ZIM for the ZIM Canada and the ZIM Korea.  The charters were originally scheduled to expire in June 2009 with a charterer option for two 12-month extension periods.  The aggregate purchase price for the ZIM Canada and the ZIM Korea was approximately $70,700,000, including approximately $52,300,000 of non-recourse debt.  The non-recourse debt is cross-collateralized, has a term of 60 months and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year.  In connection with the closing of this transaction, we entered into interest rate swap contracts with Fortis Bank NV/SA (“Fortis”) in which the variable interest rate was swapped for a fixed interest rate of 5.37% per year.  The lender had a security interest in the ZIM Canada and the ZIM Korea and an assignment of the charter hire.

On July 1, 2008, the bareboat charters for the ZIM Canada and the ZIM Korea were extended to June 30, 2014 (the “ZIM Charter Extensions”).  On July 1, 2009, ICON Containership I and ICON Containership II repaid the outstanding balance of the non-recourse long-term debt obligations and settled the interest rate swap contracts with Fortis.  On October 30, 2009, ICON Containership I and ICON Containership II amended the bareboat charters for the ZIM Canada and the ZIM Korea to restructure the charterer’s payment obligations (the “Restructured ZIM Charters”).  In addition, the charters for the ZIM Canada and the ZIM Korea were extended from June 30, 2014 to March 31, 2017 and to March 31, 2016, respectively.

As a result of the restructuring, the amended charters for the ZIM Canada and the ZIM Korea have been classified as finance leases.  As a result of the charters being classified as finance leases, the net book value of approximately $30,891,000 was transferred from leased equipment at cost to net investments in finance leases as of October 1, 2009.

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

On June 26, 2007, we and Fund Twelve formed ICON Mayon, with ownership interests of 49% and 51%, respectively.  On July 24, 2007, ICON Mayon purchased a 98,507 deadweight ton (“DWT”) Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay.  The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp.  Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007.  The total capital contributions made to ICON Mayon were approximately $16,020,000, of which our share was approximately $7,548,000.

On December 3, 2008, ICON Eagle Carina, a Singapore corporation wholly-owned by ICON Carina Holdings, a Marshall Islands limited liability company owned 35.7% by us and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the Eagle Carina, from Aframax Tanker II AS.  On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 was financed with non-recourse debt borrowed from Fortis and DVB Bank SE (“DVB”).  The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Carina Holdings paid an acquisition fee to our Manager of approximately $1,170,000 relating to this transaction, of which our share was approximately $418,000.

On December 3, 2008, ICON Eagle Corona, a Singapore corporation wholly-owned by ICON Corona Holdings, a Marshall Islands limited liability company owned 35.7% by us and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the Eagle Corona, from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 was financed with non-recourse debt borrowed from Fortis and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Corona Holdings paid an acquisition fee to our Manager of approximately $1,238,000 relating to this transaction, of which our share was approximately $442,000.

Refrigeration Equipment

During July 2004, we purchased Hussmann refrigeration equipment that was on lease to PW Supermarkets, Inc. (“PW Supermarkets”) for approximately $1,310,000.  The lease term was for 24 months with respect to a portion of the equipment, and 36 months with respect to the rest of the equipment.  PW Supermarkets had an option to extend the lease for an additional 12 months.

During July 2007, PW Supermarkets extended an expiring lease for an additional 12 months, at which time the remaining assets were reclassified from an operating lease to a finance lease, since the title to the equipment transferred to PW Supermarkets at the expiration of the lease.  On July 31, 2008, concurrent with the expiration of the lease extension, title to all remaining refrigeration equipment was transferred to PW Supermarkets.

Information Technology Equipment

On March 31, 2004, we and Fund Nine formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a 36-month lease with GEICO.  We and Fund Nine had ownership interests of 74% and 26%, respectively, in the joint venture.  On April 30, 2004, ICON GeicJV acquired the information technology equipment subject to lease for a total cost of approximately $5,853,000, of which our portion was approximately $4,331,000.

During 2007, GEICO returned equipment with an original cost basis of approximately $5,798,000 and extended the leases on a month-to-month basis on other equipment with a cost basis of approximately $55,000.  Of the equipment that was returned, ICON GeicJV sold equipment with a net book value of approximately $781,000.  ICON GeicJV realized proceeds of approximately $775,000 and recognized a loss of approximately $6,000 on the sale of that equipment.  The remaining returned equipment had a net book value of approximately $58,000.

During 2008, ICON GeicJV sold all of the remaining equipment previously on lease to GEICO.  ICON GeicJV realized proceeds of approximately $96,000 and recognized a gain on the sale of equipment of approximately $31,000.

Materials Handling and Manufacturing Equipment

On March 23, 2006, we were assigned and assumed the rights to a lease from Remarketing Services, a related party, for approximately $594,000.  Remarketing Services was assigned and assumed the rights to a lease from Chancellor, an unrelated third party.  Chancellor was a party to a lease with Saturn, a subsidiary of GM, for materials handling equipment.  The lease term expires on September 30, 2011.

On June 1, 2009, GM filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in which Saturn was named as a debtor.  On February 22, 2010, we received notice that the leases were being rejected by GM and the monthly lease payments would cease effective March 1, 2010.  As a result of the lease rejection, our Manager re-assessed the equipment’s value and determined that the assets were impaired, based upon the expected recoverable amount for those assets.  We recorded an impairment of $185,000 to adjust the carrying value of those assets to reflect the estimated recoverable amount.

On July 28, 2006, we were assigned and assumed the rights to a lease from Varilease Finance Group, Inc. (“Varilease”) for approximately $2,817,000.  Varilease was party to a lease with Anchor Tool & Die Co. (“Anchor”) for automotive steering column production and assembly equipment (the “Automotive Equipment”) that was installed and operated at Anchor’s production facility.  On September 30, 2009, we sold all of the Automotive Equipment on lease to Anchor for a purchase price of $1,750,000, which resulted in a gain of $1,189,000.  In connection with the sale of the Automotive Equipment, we incurred remarketing expenses of approximately $569,000.

On September 28, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of Texas Die, a wholly-owned subsidiary of MWU, for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.  On December 10, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Monroe Plastics, Inc., another wholly-owned subsidiary of MWU (“Monroe”), for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions with Texas Die and Monroe, Fund Eleven and Fund Twelve (together with us, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  The Participating Funds have also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments.  On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of our Manager, entered into an amended Forbearance Agreement with MWU, Texas Die, Monroe and seven other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain non-payment related defaults by the MWU entities under their lease covenants with us.  The terms of the agreement included, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 12% of the fully diluted common stock of MWU at an aggregate exercise price of $1,000, exercisable until March 31, 2015.  As of December 31, 2009, our proportionate share of the warrant was 7.4%.  At December 31, 2009, our Manager determined that the fair value of this warrant was $0.

On July 28, 2009, we agreed to terminate the lease with Monroe.  Simultaneously with the termination, we transferred title of the equipment under the lease to MPI in consideration for MPI transferring title to equipment of at least equal or greater fair market value to us.  Beginning on August 1, 2009, we entered into a lease with MPI with respect to such equipment for a term of 41 months.  The obligations of MPI under the lease are guaranteed by its parent company, Cerion, LLC, and are not cross-collateralized or cross-defaulted with the MWU lease obligations.

Note Receivable on Financing Facility

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  In connection with the transaction, we received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant is set to expire on April 6, 2014.  The financing facility was for a maximum amount of $93,500,000, of which we committed to invest up to $5,000,000. As of June 30, 2008, we had loaned approximately $4,367,000.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  We received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest.  The repayment does not affect the warrant held by us and we retain our rights thereunder.  At December 31, 2009, our Manager determined that the fair value of this warrant was $79,371.

Notes Receivable Secured by Credit Card Machines

On November 25, 2008, ICON Northern Leasing, a joint venture among us, Fund Eleven and Fund Twelve, purchased the Notes and received an assignment of the underlying Master Loan and Security Agreement (the "MLSA") dated July 28, 2006.  We, Fund Eleven and Fund Twelve have ownership interests of 12.25%, 35%, and 52.75%, respectively, in ICON Northern Leasing.  The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000.  The Notes are secured by an underlying pool of leases for credit card machines.  The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000.  The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000.  Our share of the purchase price of the Notes was approximately $3,868,000 and we paid an acquisition fee to our Manager of approximately $36,000 relating to this transaction.

Recently Adopted Accounting Pronouncements

In 2009, we adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that amended the current accounting and disclosure requirements for derivative instruments. The requirements were amended to enhance how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.  See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.  See Note 2 to our consolidated financial statements.

In 2009, we adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or alter existing U.S. GAAP and it did not result in a change in accounting practices for us upon adoption.  We have conformed our consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009.  See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results.  The preparation of financial statements in conformity with U.S. GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.  We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable;
•	Initial direct costs;
•	Acquisition fees;
•	Foreign currency translation;
•	Warrants; and
•	Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, the initial direct costs are capitalized and amortized over the lease term.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

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

Our Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual value until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs.  Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans.  Costs on originated loans are reported as other current and other non-current assets.  Unearned income, discounts and premiums are amortized to income using the effective interest rate method.  Any interest receivable related to the unpaid principal is recorded separately from the outstanding balance.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases.  The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable.  Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Acquisition Fees

Pursuant to our LLC Agreement, we pay acquisition fees to our Manager equal to 3% of the purchase price for our investments.  These fees are capitalized and included in the cost of the investment.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates.  Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed.  Revenues, expenses and cash flow items are translated at the weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

Warrants

Warrants held by us are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in the consolidated statements of operations.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates. We enter into these instruments only for hedging underlying exposures.  We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We account for our interests in derivative financial instruments through our joint ventures in accordance with the accounting pronouncements, which establish accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require us to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value.  We recognize the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Other Recent Events

Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly.  Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties.  In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us.  As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, none of the other equipment leasing and financing funds managed by our Manager has experienced any material defaults in payment that would materially impact such fund’s liquidity, cash flows or profitability.  There can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows. Except as otherwise disclosed in this Annual Report on Form 10-K, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charges and there is no information that would cause our Manager to take an impairment charge on any of our transactions at this time.

Results of Operations for the Years Ended December 31, 2009 (“2009”) and 2008 (“2008”)

We are currently in our operating period, which is anticipated to last until April 2010, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.  During our operating period, we will continue to make investments with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members.  As our investments mature, we may reinvest the proceeds in additional investments in equipment or other financing transactions.  We anticipate incurring gains or losses on our investments during our operating period.  Once we enter our liquidation period, we will begin to sell our assets in the ordinary course of business.  As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense.  As leased equipment is sold, we may experience both gains and losses on these sales.

Revenue for 2009 and 2008 is summarized as follows:

	Years Ended December 31,
	2009	2008	Change
Rental income	$13,809,718	$20,063,725	$(6,254,007)
Finance income	1,304,824	2,368,359	(1,063,535)
Servicing income	5,716,849	-	5,716,849
Income from investments in joint ventures	3,830,195	3,811,086	19,109
Net gain on sales of equipment and unguaranteed residual values	1,550,884	6,750,237	(5,199,353)
Interest and other income	732,995	500,479	232,516
`
Total revenue	$26,945,465	$33,493,886	$(6,548,421)

Total revenue for 2009 decreased $6,548,421, or 19.6%, as compared to 2008.  The decrease was primarily attributable to decreases in rental income and net gain on sales of equipment and unguaranteed residual values, which were partially offset by an increase in servicing income related to our acquisition of Pretel.  The decrease in rental income was primarily due to (i) the sale of ICON Containership III, (ii) the ZIM Charter Extensions and the Restructured ZIM Charters and (iii) the sale of equipment previously on lease to Rite Aid during 2008, which accounted for a cumulative decrease in rental income of approximately $7,100,000.  During 2009, our net gain on sales of equipment and unguaranteed residual values was largely due to a net gain of $1,189,000 on the sale of the Automotive Equipment previously on lease to Anchor.  In comparison, during 2008, we reported a net gain on the sale of equipment of approximately $6,741,000 resulting from the sale of ICON Containership III.  The decreases in rental income and net gain on sales of equipment and unguaranteed residual values are partially offset by an increase in servicing income related to our acquisition of Pretel, whose results of operations are consolidated as of January 30, 2009.  Additionally, interest and other income increased approximately $233,000 primarily due to a gain on bargain purchase of approximately $441,000 related to our acquisition of Pretel.

Expenses for 2009 and 2008 are summarized as follows:

Years Ended December 31,
	2009	2008	Change
Management fees - Manager	$1,246,713	$1,620,239	$(373,526)
Administrative expense reimbursements - Manager	1,090,870	1,448,324	(357,454)
General and administrative	7,088,632	1,158,313	5,930,319
Interest	216,410	1,141,128	(924,718)
Depreciation and amortization	9,018,997	12,628,280	(3,609,283)
Impairment loss	1,697,539	-	1,697,539
Bad debt expense	-	2,577,526	(2,577,526)

Total expenses	$20,359,161	$20,573,810	$(214,649)

Total expenses for 2009 decreased $214,649, or 1.0%, as compared to 2008.  The decrease was primarily due to decreases in depreciation and amortization expense and bad debt expense, which were partially offset by an increase in general and administrative expenses.  The decrease in depreciation and amortization expense was primarily due to (i) the ZIM Charter Extensions and the Restructured ZIM Charters, which resulted in a decrease in depreciation expense of approximately $4,000,000 as a result of the ZIM Charter Extensions and depreciation was no longer recorded once the leases were classified as finance leases as a result of the Restructured ZIM Charters, and (ii) the sale of equipment previously on lease to Rite Aid, which accounted for approximately $1,409,000 of the decrease.  The decrease in bad debt expense relates to an allowance for doubtful accounts recorded by ICON Premier in 2008 for which there was no corresponding charge in 2009.  The decrease in total expenses was partially offset by (i) the increase in general and administrative expenses related to the operating expenses incurred by Pretel during 2009, (ii) impairment loss in the amount of approximately $1,698,000 primarily related to ICON Premier’s assets, and (iii) remarketing expenses of approximately $569,000 during 2009 in connection with the sale of the Automotive Equipment previously on lease to Anchor.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2009 was consistent with that reported for 2008.

Net Income Attributable to Fund Ten

As a result of the foregoing changes from 2008 to 2009, net income attributable to us for 2009 was $6,218,546 as compared to net income attributable to us for 2008 of $12,593,752.  Net income attributable to us per weighted average additional Share for 2009 and 2008 was $41.53 and $84.09, respectively.

Results of Operations for the Years Ended December 31, 2008 (“2008”) and 2007 (“2007”)

Revenue for 2008 and 2007 is summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Rental income	$20,063,725	$28,679,620	$(8,615,895)
Finance income	2,368,359	2,788,311	(419,952)
Income from investments in joint ventures	3,811,086	1,235,015	2,576,071
Net gain (loss) on sales of equipment and unguaranteed residual values	6,750,237	(384,310)	7,134,547
Interest and other income	500,479	1,163,713	(663,234)

Total revenue	$33,493,886	$33,482,349	$11,537

Total revenue for 2008 increased $11,537, or 0.03%, as compared to 2007.  The increase in total revenue was primarily attributable to increases in the net gain on sales of equipment and income from investments in joint ventures, which was mostly offset by decreases in rental and finance income and a reduction in the net gain on foreign currency transactions.  The increase in the net gain on sales of equipment and unguaranteed residual values was largely due to the net gain on sale of equipment of approximately $6,741,000 resulting from the sale of ICON Containership III on March 31, 2008.  Our net loss on sales of equipment and unguaranteed residual values reported in 2007 resulted from a net loss of approximately $811,000 on the sale of the equipment previously on lease to CompUSA, which was partially offset by gains on sales of unguaranteed residual values in the SAM and Key Finance portfolios of approximately $433,000.  Income from investments in joint ventures increased largely due to (i) a full year impact from our investments in ICON Mayon, made in July 2007, and ICON Global Crossing V, made in December 2007, which contributed approximately $1,297,000 to this increase and (ii) the recognition of approximately $1,232,000 in foreign currency translation relating to our investments in ICON AeroTV and ICON EAM.  The decrease in rental income was primarily due to (i) the sale of ICON Containership III, which accounted for approximately $4,427,000 of the decrease, (ii) lower monthly rental payments resulting from the ZIM Charter Extensions for the ZIM Canada and the ZIM Korea, which represented approximately $1,486,000, (iii) the sale of the equipment previously on lease to CompUSA in December 2007, which accounted for approximately $1,055,000, (iv) the sale of equipment previously on lease to Rite Aid during 2008, which accounted for approximately $1,023,000 and (v) the sale of the equipment previously on lease to GEICO, which contributed approximately $522,000 of the decrease in rental income.  The net gain on foreign currency transactions reported in 2007 related to (i) the impact of the change in foreign currency rates on the conversion of approximately $14,550,000 of distributions made from ICON Premier, ICON AeroTV and ICON EAM and (ii) a change in foreign currency rates of approximately 1% on a cash balance that was transferred from our pound sterling account in the United Kingdom to our U.S. dollar bank account in the United States.  We reported a net loss on foreign currency transactions in 2008 due to the change in foreign currency rates related to our existing pound sterling accounts.  The decrease in finance income was largely due to the effect of changes in foreign currency rates related to our lease with Premier Telecom, which resulted in a decrease of approximately $394,000.

Expenses for 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Management fees - Manager	$1,620,239	$2,054,110	$(433,871)
Administrative expense reimbursements - Manager	1,448,324	876,287	572,037
General and administrative	1,158,313	833,078	325,235
Interest	1,141,128	2,204,773	(1,063,645)
Depreciation and amortization	12,628,280	22,318,404	(9,690,124)
Bad debt expense	2,577,526	-	2,577,526

Total expenses	$20,573,810	$28,286,652	$(7,712,842)

Total expenses for 2008 decreased $7,712,842, or 27.3%, as compared to 2007.  The decrease in total expenses was primarily due to decreases in depreciation and amortization expense and interest expense.  The decrease in depreciation and amortization expense was largely attributable to (i) the sale of ICON Containership III on March 31, 2008, which accounted for approximately $3,390,000,  (ii) the ZIM Charter Extensions for the ZIM Canada and the ZIM Korea, (iii) our prepaid service fees, which were fully amortized by December 31, 2007 and represented approximately $1,019,000 of the decrease, (iv) the sale of equipment previously on lease to CompUSA on December 31, 2007, which accounted for approximately $774,000 and (v) the sale and return of assets previously on lease to Rite Aid during 2008, which accounted for approximately $542,000 of the decrease in depreciation and amortization expense.  The ZIM Charter Extensions resulted in a decrease in depreciation expense of approximately $3,405,000 as monthly depreciation expense per vessel decreased from approximately $380,000 to approximately $96,000.  The decrease in interest expense was due to the sale of ICON Containership III, which transferred to the buyer the non-recourse debt outstanding of approximately $10,906,000, and the continued repayment of our non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea.  The decrease in management fees paid to our Manager was largely attributable to the decline in the number of our active investments.  The overall decrease in total expenses was partially offset by an allowance for doubtful accounts of $2,500,000 recorded in relation to our lease with Premier Telecom and an increase in administrative expense reimbursements paid to our Manager, which reflected the additional time spent by our Manager to administer our affairs as investments matured or were extended during 2008.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2008 was consistent with that reported for 2007.

Net Income Attributable to Fund Ten

As a result of the foregoing changes from 2007 to 2008, net income attributable to us for 2008 and 2007 was $12,593,752 and $4,887,060, respectively.  Net income attributable to us per weighted average additional Share for 2008 and 2007 was $84.09 and $32.56, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2009 compared to 2008.

Total Assets

Total assets decreased $11,965,581 to $77,033,616 at December 31, 2009 from $88,999,197 at December 31, 2008.  The decrease was primarily due to (i) the payment of distributions to members and noncontrolling interests of approximately $14,101,000, (ii) the depreciation of our leased equipment and equipment in the amount of approximately $9,019,000, (iii) the impairment loss in the amount of approximately $1,698,000 primarily related to ICON Premier’s assets, and (iv) the payment of remarketing expenses of approximately $569,000 in connection with the sale of the Automotive Equipment previously on lease to Anchor.   The decrease in total assets was partially offset by the increase in cash collected from rental and finance payments with respect to our leases in the amount of approximately $10,477,000.

Current Assets

Current assets decreased $1,081,283 to $4,036,025 at December 31, 2009 from $5,117,308 at December 31, 2008.  The decrease was primarily due to (i) the payment of distributions to members and noncontrolling interests of approximately $14,101,000, (ii) the payment of management fees - Manager and administrative expense reimbursements – Manager in the amount of approximately $2,498,000, and (iii) the decline in the restricted cash balance of approximately $227,000 that was held in the cash collateral account at Fortis and released as part of the full repayment of our debt obligation related to the ZIM Canada and the ZIM Korea.  These decreases were partially offset by an increase in (i) cash collected from rental and finance payments with respect to our leases in the amount of approximately $10,477,000, (ii) cash received from distributions from investments in joint ventures in the amount of approximately $6,534,000, and (iii) service contracts receivable and other assets as a result of our consolidating the financial position of Pretel.

Total Liabilities

Total liabilities decreased $6,416,398 to $2,101,663 at December 31, 2009 from $8,518,061 at December 31, 2008.  The decrease was primarily due to the scheduled repayments of our non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea in the amount of approximately $7,076,000.  These decreases were partially offset by the current liabilities of Pretel, which we now consolidate following the Pretel Acquisition.  In addition, we had net borrowings of $100,000 under our revolving line of credit during 2009.

Equity

Equity decreased $5,549,183 to $74,931,953 at December 31, 2009 from $80,481,136 at December 31, 2008.  The decrease was largely due to distributions paid to our members and noncontrolling interests in the amount of approximately $14,101,000, which was partially offset by an unrealized gain on the valuation of interest rate swap contracts and foreign currency translations in the amounts of approximately $306,000 and $959,000, respectively, recorded in accumulated other comprehensive (loss) income and net income reported in 2009 of approximately $6,586,000.

Liquidity and Capital Resources

Cash Flow Summary

At December 31, 2009 and 2008, we had cash and cash equivalents of $2,428,058 and $3,784,794, respectively.  During our operating period, our main source of cash has been and will continue to be from the collection of rentals on non-leveraged operating leases and proceeds from sales of equipment. During our operating period, our main use of cash has been investing in equipment and leasing it to third parties as well as distributions to our members. As we enter into our liquidating period in April 2010, we expect our main sources of liquidity to remain the same and our main use of liquidity to be distributions to our members.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Cash generated by our operating activities continues to be our most significant source of liquidity during our operating period. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the year ended December 31, 2010, including distributions to our members, the repayment of principal and interest on our non-recourse debt obligations, general and administrative expenses, management fees and administrative expense reimbursements. We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of operations, as well as cash received from our investments at maturity.  In addition, our revolving line of credit has $27,640,000 available as of December 31, 2009 for additional working capital needs or new investment opportunities.  Our revolving line of credit is discussed in further detail in “Financings and Borrowings” below.

We anticipate being able to meet our liquidity requirements into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.  See “Item 1A. Risk Factors.”

Cash Flows

The following table sets forth summary cash flow data:
	Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in):
Operating activities	$7,764,288	$8,047,967	$15,399,825
Investing activities	7,980,737	11,936,397	(7,006,983)
Financing activities	(16,833,911)	(20,591,409)	(9,579,931)
Effects of exchange rates on cash and cash equivalents	(267,850)	(56,987)	426

Net decrease in cash and cash equivalents	$(1,356,736)	$(664,032)	$(1,186,663)

Note: See the Consolidated Statements of Cash Flows included in “Item 8, Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $283,679 to $7,764,288 in 2009 from $8,047,967 in 2008.  The decrease primarily related to a decrease in rental payments collected due to the Restructured ZIM Charters as well as the sale of the equipment previously on lease to Rite Aid.  The decrease was partially offset by a decrease in interest expense due to the full repayment of the non-recourse debt obligation related to ICON Containership I and ICON Containership II, as well as cash generated from our acquisition of Pretel.

Investing Activities

Cash provided by investing activities decreased $3,955,660 to $7,980,737 in 2009 from $11,936,397 in 2008.  The decrease was primarily due to (i) a decrease in the investments in joint ventures as no new investments in joint ventures were made during 2009, and (ii) a decline in the amount of proceeds we received from sales of leased equipment primarily because our sale of Anchor in 2009 resulted in significantly less proceeds than our sale of ICON Containership III in 2008.

Financing Activities

Cash used in financing activities decreased $3,757,498 to $16,833,911 in 2009 from $20,591,409 in 2008.  The decrease was primarily related to a reduction in the net repayments of our borrowings under our revolving line of credit during 2009 as compared to 2008, partially offset by our repayment of all of the non-recourse debt outstanding related to the ZIM Canada and the ZIM Korea.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had no non-recourse long-term debt obligations at December 31, 2009.  All of our non-recourse obligations were repaid on July 1, 2009.

Revolving Line of Credit, Recourse

We and certain entities managed by our Manager, Fund Eight B, Fund Nine, Fund Eleven, Fund Twelve and Fund Fourteen (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T.  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  At December 31, 2009, no amounts were accrued related to our joint and several obligations under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year.  The interest rate at December 31, 2009 was 4.0%.  In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $2,360,000 at December 31, 2009.  The balances of $100,000 and $2,260,000 were borrowed by us and Fund Eleven, respectively.  As of March 24, 2010, we and Fund Eleven had outstanding borrowings under the Facility of $700,000 and $0, respectively.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At December 31, 2009, the Borrowers were in compliance with all covenants.  For additional information, see Note 10 to our consolidated financial statements.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period.  We paid distributions to our additional members of $12,747,182, $12,752,775 and $12,778,769, respectively, for the years ended December 31, 2009, 2008 and 2007.  Additionally, we paid distributions to our Manager of $128,760, $128,817, and $129,078, respectively, for the years ended December 31, 2009, 2008 and 2007.  Lastly, we paid distributions to our noncontrolling interests of $1,225,399, $1,122,540, and $1,377,632, respectively, for the years ended December 31, 2009, 2008 and 2007.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2009, we had no non-recourse debt obligations as our outstanding non-recourse long-term indebtedness was repaid on July 1, 2009.  We are a party to the Facility, as discussed in “Financings and Borrowings” above.  We had $100,000 in outstanding borrowings under our revolving line of credit at December 31, 2009.  Subsequent to December 31, 2009, we repaid $100,000 and borrowed an additional $700,000, which increased our outstanding loan balance to $700,000.

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts were accrued at December 31, 2009 and our Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

In connection with the acquisitions of the Eagle Carina and the Eagle Corona, we, through ICON Carina Holdings and ICON Corona Holdings, maintain two restricted cash accounts with Fortis. These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET and the repayments on the non-recourse long-term debt to Fortis and DVB.  The free cash for ICON Carina Holdings and ICON Corona Holdings remain in their restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.

In connection with our acquisition of Pretel as of January 30, 2009, there is a contingent liability in the amount of approximately $1,058,000 (£664,000) related to a 24 month repayment plan arranged to repay renegotiated professional and consulting fees incurred in the amount of approximately $1,593,000 (£1,000,000).  In the repayment agreement, Pretel would be liable for initial fees of approximately $1,593,000 (£1,000,000) if it defaults on any payments.  These initial fees were negotiated down to approximately $494,000 (£310,000) as part of the repayment plan.  Pretel continues to be in compliance with the repayment agreement.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

We currently have one outstanding note payable associated with our recourse revolving line of credit, which is subject to a variable interest rate.  We had $100,000 in outstanding borrowings at December 31, 2009.  Subsequent to December 31, 2009, we repaid $100,000 and borrowed an additional $700,000, which increased our outstanding loan balance to $700,000.  Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

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

To hedge our variable interest rate risk, to which we may be exposed through our joint ventures, we have and may in the future enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate.  In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings.  However, we will be exposed to and will manage credit risk associated with our counterparties to our swap agreements by dealing only with institutions our Manager considers financially sound.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Income Fund Ten, LLC

We have audited the accompanying consolidated balance sheets of ICON Income Fund Ten, LLC (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Ten, LLC at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, on January 1, 2009 the Company adopted and, for presentation and disclosure purposes, retrospectively applied the new accounting pronouncement for noncontrolling interests. In addition, the Company adopted the revised accounting pronouncement related to accounting for business combinations.

/s/ Ernst & Young, LLP

March 30, 2010
New York, New York

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$2,428,058	$3,784,794
Current portion of net investment in finance leases	-	725,220
Service contracts receivable	569,447	-
Restricted cash	-	226,882
Equipment held for sale	23,350	98,350
Other current assets	1,015,170	282,062

Total current assets	4,036,025	5,117,308

Non-current assets:
Net investment in finance leases, less current portion	31,808,689	6,916,347
Leased equipment at cost (less accumulated depreciation of
$11,201,367 and $47,649,844, respectively)	11,134,806	45,553,277
Equipment (less accumulated depreciation of $2,455,687)	4,442,732	-
Investments in joint ventures	25,243,236	30,591,890
Investments in unguaranteed residual values	290,331	754,090
Other non-current assets, net	77,797	66,285

Total non-current assets	72,997,591	83,881,889

Total Assets	$77,033,616	$88,999,197

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$-	$7,076,252
Revolving line of credit, recourse	100,000	-
Interest rate swap contracts	-	88,214
Deferred revenue	241,851	48,699
Due to Manager and affiliates	131,351	1,048,301
Accrued expenses and other current liabilities	1,628,461	256,595

Total Liabilities	2,101,663	8,518,061

Commitments and contingencies (Note 19)

Equity:
Members' Equity:
Additional Members	75,332,248	81,937,867
Manager	(551,499)	(484,924)
Accumulated other comprehensive loss	(1,879,919)	(3,145,791)

Total Members' Equity	72,900,830	78,307,152

Noncontrolling Interests	2,031,123	2,173,984

Total Equity	74,931,953	80,481,136

Total Liabilities and Equity	$77,033,616	$88,999,197

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
Revenue:
Rental income	$13,809,718	$20,063,725	$28,679,620
Finance income	1,304,824	2,368,359	2,788,311
Servicing income	5,716,849	-	-
Income from investments in joint ventures	3,830,195	3,811,086	1,235,015
Net gain (loss) on sales of equipment and unguaranteed residual values	1,550,884	6,750,237	(384,310)
Interest and other income	732,995	500,479	1,163,713

Total revenue	26,945,465	33,493,886	33,482,349

Expenses:
Management fees - Manager	1,246,713	1,620,239	2,054,110
Administrative expense reimbursements - Manager	1,090,870	1,448,324	876,287
General and administrative	7,088,632	1,158,313	833,078
Interest	216,410	1,141,128	2,204,773
Depreciation and amortization	9,018,997	12,628,280	22,318,404
Impairment loss	1,697,539	-	-
Bad debt expense	-	2,577,526	-

Total expenses	20,359,161	20,573,810	28,286,652

Net income	6,586,304	12,920,076	5,195,697

Less: Net income attributable to noncontrolling interests	(367,758)	(326,324)	(308,637)

Net income attributable to Fund Ten	$6,218,546	$12,593,752	$4,887,060

Net income attributable to Fund Ten allocable to:
Additional Members	$6,156,361	$12,467,815	$4,838,189
Manager	62,185	125,937	48,871

	$6,218,546	$12,593,752	$4,887,060

Weighted average number of additional
shares of limited liability company interests outstanding	148,222	148,275	148,575

Net income attributable to Fund Ten per weighted
average additional share of limited liability company interests	$41.53	$84.09	$32.56

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity

	Additional Shares
	of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Manager	Comprehensive (Loss) Income	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2006	148,730	$90,581,159	$(401,837)	$3,591,721	$93,771,043	$4,039,195	$97,810,238
Comprehensive income:
Net income	-	4,838,189	48,871	-	4,887,060	308,637	5,195,697
Unrealized loss on warrants	-	-	-	(538,072)	(538,072)	-	(538,072)
Change in valuation of interest
rate swap contracts	-	-	-	(1,066,151)	(1,066,151)	-	(1,066,151)
Currency translation adjustments	-	-	-	253,491	253,491	-	253,491
Total comprehensive income	-	-	-	(1,350,732)	3,536,328	308,637	3,844,965
Shares of limited liability company
interests redeemed	(351)	(294,451)	-	-	(294,451)	-	(294,451)
Cash distributions	-	(12,778,769)	(129,078)	-	(12,907,847)	(1,377,632)	(14,285,479)

Balance, December 31, 2007	148,379	82,346,128	(482,044)	2,240,989	84,105,073	2,970,200	87,075,273

Comprehensive income:
Net income	-	12,467,815	125,937	-	12,593,752	326,324	12,920,076
Change in valuation of interest
rate swap contracts	-	-	-	(384,284)	(384,284)	-	(384,284)
Currency translation adjustments	-	-	-	(5,002,496)	(5,002,496)	-	(5,002,496)
Total comprehensive income	-	-	-	(5,386,780)	7,206,972	326,324	7,533,296
Shares of limited liability company
interests redeemed	(148)	(123,301)	-	-	(123,301)	-	(123,301)
Cash distributions	-	(12,752,775)	(128,817)	-	(12,881,592)	(1,122,540)	(14,004,132)

Balance, December 31, 2008	148,231	81,937,867	(484,924)	(3,145,791)	78,307,152	2,173,984	80,481,136

Comprehensive income:
Net income	-	6,156,361	62,185	-	6,218,546	367,758	6,586,304
Change in valuation of interest
rate swap contracts	-	-	-	306,488	306,488	-	306,488
Currency translation adjustments	-	-	-	959,384	959,384	-	959,384
Total comprehensive income	-	-	-	1,265,872	7,484,418	367,758	7,852,176
Shares of limited liability company
interests redeemed	(20)	(14,798)	-	-	(14,798)	-	(14,798)
Acquisition of noncontrolling interest	-	-	-	-	-	714,780	714,780
Cash distributions	-	(12,747,182)	(128,760)	-	(12,875,942)	(1,225,399)	(14,101,341)

Balance, December 31, 2009	148,211	$75,332,248	$(551,499)	$(1,879,919)	$72,900,830	$2,031,123	$74,931,953

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$6,586,304	$12,920,076	$5,195,697
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(4,386,104)	(11,722,647)	(17,662,094)
Finance income	(1,304,824)	(2,368,359)	(2,788,311)
Income from investments in joint ventures	(3,830,195)	(3,811,086)	(1,235,015)
Net (gain) loss on sales of equipment and unguaranteed residual values	(1,550,884)	(6,750,237)	384,310
Depreciation and amortization	9,018,997	12,628,280	22,318,404
Bad debt expense	-	2,577,526	-
Gain on bargain purchase	(440,681)	-	-
Impairment loss	1,697,539	-	-
Interest expense on non-recourse financing paid directly
to lenders by lessees	196,304	1,094,226	2,197,621
Changes in operating assets and liabilities:
Collection of finance leases	1,083,263	2,035,245	3,966,041
Restricted cash	226,882	37,868	-
Service contracts receivable	241,447	-	-
Other assets, net	(912,470)	(63,635)	2,247,008
Deferred revenue	37,480	(1,913)	(288,405)
Due to Manager and affiliates, net	(212,390)	173,634	110,997
Accrued expenses and other current liabilities	(428,407)	(313,396)	125,613
Distributions from joint ventures	1,742,027	1,612,385	827,959

Net cash provided by operating activities	7,764,288	8,047,967	15,399,825

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	3,209,938	18,081,200	3,218,093
Distributions received from joint ventures	4,226,051	3,021,595	11,488,247
Investment in financing facility	-	(164,822)	(4,202,233)
Repayment of financing facility	-	4,367,055	-
Purchase of equipment	(32,033)	-	(4,004,904)
Cash received in connection with business acquisition	576,781	-	-
Investments in joint ventures	-	(13,368,631)	(13,506,186)

Net cash provided by (used in) investing activities	7,980,737	11,936,397	(7,006,983)

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	2,285,000	-	5,000,000
Repayment of revolving line of credit, recourse	(2,185,000)	(5,000,000)	-
Repayments of non-recourse long-term debt	(2,817,772)	(1,463,976)	-
Cash distributions to members	(12,875,942)	(12,881,592)	(12,907,847)
Shares of limited liability company interests redeemed	(14,798)	(123,301)	(294,451)
Cash distributions to noncontrolling interests	(1,225,399)	(1,122,540)	(1,377,633)

Net cash used in financing activities	(16,833,911)	(20,591,409)	(9,579,931)

Effects of exchange rates on cash and cash equivalents	(267,850)	(56,987)	426

Net decrease in cash and cash equivalents	(1,356,736)	(664,032)	(1,186,663)
Cash and cash equivalents, beginning of the year	3,784,794	4,448,826	5,635,489

Cash and cash equivalents, end of the year	$2,428,058	$3,784,794	$4,448,826

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$4,386,104	$11,722,647	$17,662,094
Transfer of leased equipment at cost to equipment held for sale	$-	$395,350	$708,505
Transfer from net investment in finance leases to equipment	$6,829,746	$-	$-
Transfer from investments in unguaranteed residual values to
leased equipment at cost	$52,722	$1,935	$536,160
Transfer from leased equipment at cost to net investment in
finance leases	$30,891,185	$-	$95,542
Transfer of non-recourse long-term debt in connection with
sale of subsidiary	$-	$10,906,321	$-

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

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

The initial capitalization of the LLC was $1,000 contributed by the Manager.  The LLC offered shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital from additional members.  The LLC commenced business operations on its initial closing date, August 22, 2003, with the admission of investors holding 5,066 Shares, representing $5,065,736 of capital contributions.  Between August 23, 2003 and April 5, 2005, the final closing date, the LLC admitted investors holding 144,928 Shares representing $144,928,766 of capital contributions, bringing the total Shares to 149,994 representing $149,994,502 of capital contributions.  In addition, pursuant to the terms of the LLC’s offering, the LLC established a reserve in the amount of 1.0% of the gross offering proceeds, or $1,449,945.  During the year ended December 31, 2009, the LLC redeemed 20 Shares, leaving 148,211 Shares outstanding as of such date.

The LLC invested most of the net proceeds from its offering in equipment subject to leases, other financing transactions and residual ownership rights in items of leased equipment.  After the net offering proceeds were invested, additional investments will be made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”  The LLC currently anticipates investing in equipment leases, other financing transactions and residual ownership rights in items of leased equipment from time to time until April 2010, unless that date is extended, at the Manager’s sole discretion, for up to an additional three years.  After the operating period, the LLC will sell its assets in the ordinary course of business during the liquidation period.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

Restricted cash consisted of time deposits held by the lender for the difference in the monthly rental payments and the related debt service of the LLC’s non-recourse debt.

The LLC's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  The LLC has placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate.  See Note 15 for a discussion of concentrations of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and interests in derivative obligations through its joint ventures is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

Some of the LLC’s wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions.  For these entities, the LLC uses the liability method of accounting for income taxes as required by the accounting pronouncement for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

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

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 8 years, to the asset’s residual value.

The Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s impairment review policy.

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
December 31, 2009

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

Prepaid Service Fees

The LLC paid the Manager a formation fee calculated at 6.5% of the gross proceeds from the sale of Shares.  In exchange for these fees, the Manager provided services related to the selection of and making investments in equipment using the offering proceeds.  Since these costs related to making investments in equipment, they were capitalized on the LLC’s consolidated balance sheets and amortized to operations over an estimated period of 30 months, during which time the Manager performed the aforementioned services.  These fees were fully amortized as of December 31, 2007.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans.  Costs on originated loans are reported as other current and other non-current assets.  Unearned income, discounts and premiums are amortized to income using the effective interest rate method.  Any interest receivable related to the unpaid principal is recorded separately from the outstanding balance.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases.  The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable.  Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Acquisition Fees

Pursuant to the LLC Agreement, the LLC pays acquisition fees to the Manager equal to 3% of the purchase price of the LLC’s investments.  These fees are capitalized and included in the cost of the investment.  The LLC satisfied these criteria and, as of November 2008, the LLC started paying acquisition fees to its Manager.

Per Share Data

Net income attributable to the LLC per weighted average additional Share is based upon the weighted average number of additional Shares outstanding during the year.

Share Redemption

The LLC may, at its discretion, redeem Shares from a limited number of its additional members, as provided for in the LLC Agreement.  The redemption price for any Shares approved for redemption is based upon a formula, as provided in the LLC Agreement.  Additional members are required to hold their Shares for at least one year before redemptions will be permitted.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in equity and consists of net income (loss) and other gains and losses affecting members’ equity that are excluded from net income (loss).

Warrants

Warrants held by the LLC are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in the consolidated statements of operations.  The impact on the statement of operations was not material for any year presented.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

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

The LLC accounts for its interests in derivative financial instruments through its joint ventures in accordance with the accounting pronouncements, which establish accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates.  Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed.  Revenues, expenses and cash flow items are translated at the weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a separate component of AOCI.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

Recently Adopted Accounting Pronouncements

In 2009, the LLC adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the LLC’s consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement relating to accounting for business combinations, which requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes.  The adoption of this accounting pronouncement changed the LLC’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In 2009, the LLC adopted the accounting pronouncement that amended the current accounting and disclosure requirements for derivative instruments. The requirements were amended to enhance how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The LLC was required to provide such disclosures beginning with the quarter ended March 31, 2009.

In 2009, the LLC adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

In 2009, the LLC adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental U.S. GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or altar existing U.S. GAAP and it did not result in a change in accounting practices for the LLC upon adoption.  The LLC has conformed its consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2009 and 2008:

	2009	2008
Minimum rents receivable, net	$55,821,635	$10,650,349
Estimated residual values	7,300,000	1,596,832
Initial direct costs, net	-	72,269
Unearned income	(31,312,946)	(4,677,883)

Net investment in finance leases	$31,808,689	$7,641,567

Bedside Entertainment and Communication Terminals

On June 30, 2005, the LLC, through its wholly-owned subsidiary, ICON Premier, LLC (“ICON Premier”), executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom Contracts Limited (“Premier Telecom”), a licensee providing bedside entertainment services to hospitals in the United Kingdom, in connection with the purchase of approximately 5,000 bedside entertainment and communication terminals installed in several National Health Service hospitals in the United Kingdom.  Premier Telecom is one of four companies in the United Kingdom to receive the rights to install and operate the equipment in the hospitals, and it has the exclusive right to install and operate the equipment in thirteen hospitals.  On March 8, 2006, an amendment to the Lease was entered into to increase the maximum aggregate equipment purchase to approximately $15,825,000 (£8,078,000), inclusive of initial direct costs.  The base term of the Lease, which commenced on January 1, 2006, was for a period of 84 months.  At December 31, 2005, the LLC had purchased approximately $9,845,000 (£5,721,000) of bedside entertainment and communication terminals, inclusive of initial direct costs.

Between January and April 2006, ICON Premier purchased approximately $4,100,000 (£2,370,000) of additional bedside entertainment and communication terminals on lease to Premier Telecom.  The equipment was installed in various NHS hospitals located throughout the United Kingdom.  The lease term commenced on January 1, 2006 and continues for a period of 84 months.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(3)	Net Investment in Finance Leases – continued

In October 2008, Pretel Group Limited (“Pretel”), the ultimate parent company of Premier Telecom, determined that a planned merger with a competitor was no longer viable.  At December 31, 2008, ICON Premier recorded an allowance for doubtful accounts of approximately $2,500,000 to more closely approximate the net realizable value of its investment in finance lease to the fair market value of the underlying leased assets.

In January 2009, ICON Premier reached an agreement with the equity holders of Pretel, in which ICON Premier acquired a 51% ownership interest in Pretel in consideration for restructuring the lease financing between ICON Premier and Premier Telecom.  As a result of this business combination, the LLC consolidates Pretel in its financial statements.  The LLC reclassified its investment from a finance lease to equipment on a consolidated basis.  See Note 6 for further discussion.

Marine Vessels

On June 24, 2004, the LLC, through two wholly-owned subsidiaries, ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), acquired two container vessels, the M/V ZIM Canada (the “ZIM Canada”) and the M/V ZIM Korea (the “ZIM Korea”), from ZIM Israel Navigation Co. Ltd. (“ZIM”).  The LLC simultaneously entered into bareboat charters with ZIM for the ZIM Canada and the ZIM Korea.  The charters were originally scheduled to expire in June 2009 with a charterer option for two 12-month extension periods.  The aggregate purchase price for the ZIM Canada and the ZIM Korea was approximately $70,700,000, including approximately $52,300,000 of non-recourse debt.  On July 1, 2008, the bareboat charters for the ZIM Canada and the ZIM Korea were extended to June 30, 2014 (the “ZIM Charter Extensions”).

On October 30, 2009, ICON Containership I and ICON Containership II amended the bareboat charters for the ZIM Canada and the ZIM Korea to restructure the charterer’s payment obligations (the “Restructured ZIM Charters”).  In addition, the charters for the ZIM Canada and the ZIM Korea were extended from June 30, 2014 to March 31, 2017 and to March 31, 2016, respectively.

As a result of the restructuring, the amended charters for the ZIM Canada and the ZIM Korea have been classified as finance leases.  As a result of the charters being classified as finance leases, the net book value of approximately $30,891,000 was transferred from leased equipment at cost to net investments in finance leases as of October 1, 2009.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at December 31, 2009:

Years Ending December 31,
2010	$1,536,650
2011	2,240,634
2012	6,771,948
2013	16,184,616
2014	18,535,936
Thereafter	10,551,851
$55,821,635

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2009 and 2008:

	2009	2008
Marine vessels	$-	$70,987,238
Telecommunications equipment	17,319,286	13,884,669
Materials handling and manufacturing equipment	4,992,696	8,278,522
Information technology equipment	24,191	52,692

	22,336,173	93,203,121
Less: Accumulated depreciation	(11,201,367)	(47,649,844)

	$11,134,806	$45,553,277

Depreciation expense was $6,420,963, $12,574,832, and $21,234,184 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Manufacturing Equipment

On March 23, 2006, the LLC was assigned and assumed the rights to a lease from Remarketing Services, Inc. (“Remarketing Services”), a related party, for approximately $594,000.  Remarketing Services was assigned and assumed the rights to a lease from Chancellor Fleet Corporation (“Chancellor”), an unrelated third party.  Chancellor was a party to a lease with Saturn Corporation (“Saturn”), a subsidiary of General Motors Corporation (“GM”), for materials handling equipment.  The lease term expires on September 30, 2011.

On June 1, 2009, GM filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in which Saturn was named as a debtor.  On February 22, 2010, the LLC received notice that the leases were being rejected by GM and the monthly lease payments would cease effective March 1, 2010.  As a result of the lease rejection, the Manager re-assessed the equipment’s value and determined that the assets were impaired, based upon the expected recoverable amount for those assets.  The LLC recorded an impairment of $185,000 to adjust the carrying value of those assets to reflect the estimated recoverable amount.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

 On July 28, 2006, the LLC was assigned and assumed the rights to a lease from Varilease Finance Group, Inc. (“Varilease”) for approximately $2,817,000.  Varilease was party to a lease with Anchor Tool & Die Co. (“Anchor”) for automotive steering column production and assembly equipment (the “Automotive Equipment”).  The Automotive Equipment was installed and operated at Anchor’s production facility.  On September 30, 2009, the lease term expired and the LLC sold all of the Automotive Equipment to Anchor for a purchase price of $1,750,000, which resulted in the LLC recording a gain of $1,189,000 for the year ended December 31, 2009.

On September 28, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.  On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Monroe Plastics, Inc. (“Monroe”), another wholly-owned subsidiary of MWU, for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions with Texas Die and Monroe, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), entities also managed by the Manager, (together with the LLC, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  The Participating Funds have also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments.  On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of the Manager, entered into an amended forbearance agreement with MWU, Texas Die, Monroe and seven other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain non-payment related defaults by the MWU entities under their lease covenants with the LLC.  The terms of the agreement included, among other things, the pledge of additional collateral and the grant of a warrant for the purchase of 12% of the fully diluted capital stock of MWU at an exercise price of $1,000, exercisable until March 31, 2015.  As of December 31, 2009, the LLC’s proportionate share of the warrant was 7.4%.  At December 31, 2009, the Manager determined that the fair value of this warrant was $0.

On July 28, 2009, the LLC agreed to terminate the lease with Monroe. Simultaneously with the termination, the LLC transferred title to the equipment under the lease to Cerion MPI, LLC (“MPI”), an affiliate of Monroe, in consideration for MPI transferring title to equipment to the LLC to be leased back to MPI.  Beginning on August 1, 2009, the LLC leased to MPI such equipment for a term of 41 months. The obligations of MPI under the lease are guaranteed by its parent company, Cerion, LLC and are not cross-collateralized or cross-defaulted with the MWU lease obligations.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

On November 17, 2005, the LLC, along with Fund Eleven and ICON Income Fund Eight A L.P. (“Fund Eight A”), entities also managed by the Manager, formed ICON Global Crossing, LLC  (“ICON Global Crossing”), with original ownership interests of 44%, 44% and 12%, respectively, to purchase telecommunications equipment.  On March 31, 2006, Fund Eleven made an additional capital contribution of approximately $7,733,000 to ICON Global Crossing, which changed the ownership interests for the LLC, Fund Eleven and Fund Eight A to 30.62%, 61.39% and 7.99%, respectively.  The total capital contributions made to ICON Global Crossing were approximately $25,131,000, of which the LLC’s share was approximately $7,695,000.  During February and April 2006, ICON Global Crossing purchased telecommunications equipment subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The purchase price, inclusive of initial direct costs, was approximately $25,278,000.  The equipment is subject to a 48-month lease that commenced on April 1, 2006.

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

On March 17, 2010, the LLC, through its wholly-owned subsidiary, ICON Global Crossing, and Global Crossing agreed to extend the lease which was set to expire on March 31, 2010.  The lease is now scheduled to expire on March 31, 2011.  In connection with the extension, ICON Global Crossing and Global Crossing agreed to fix the purchase option at $1 for each schedule of equipment.

On September 27, 2006, the LLC, along with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the Manager, formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original ownership interests of approximately 83% and 17%, respectively, to purchase telecommunications equipment for approximately $12,044,000.  The equipment is subject to a 48-month lease with Global Crossing and Global Crossing North American Networks, Inc. (collectively, “Global Crossing Group”) that commenced on November 1, 2006.

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

During 2008, Rite Aid returned all of the digital mini-labs it previously had on lease.  Of this equipment, the Manager sold 81 digital mini-labs with a net book value of $729,000 for approximately $687,000 and the LLC recognized a loss on the sale of equipment of approximately $42,000.  As of December 31, 2008, the LLC reclassified the net book value of the remaining equipment returned by Rite Aid of $98,350 from an operating lease to equipment held for sale.  As of December 31, 2009, the LLC has a net book value of the remaining equipment returned by Rite Aid of $23,350 recorded as equipment held for sale.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

Information Technology Equipment

On March 31, 2004, the LLC and Fund Nine formed ICON GeicJV, with ownership interests of 74% and 26%, respectively, to purchase information technology equipment subject to a 36-month lease with Government Employees Insurance Company (“GEICO”).  On April 30, 2004, ICON GeicJV acquired the information technology equipment subject to lease for a total cost of approximately $5,853,000, of which the LLC’s portion was approximately $4,331,000.

During 2007, GEICO returned equipment with a cost basis of approximately $5,798,000 and extended on a month-to-month basis other equipment with a cost basis of approximately $55,000.  Of the returned equipment, ICON GeicJV sold equipment with a net book value of approximately $781,000.  ICON GeicJV realized proceeds of approximately $775,000 and recognized a loss on the sale of equipment of approximately $6,000.  At December 31, 2007, ICON GeicJV reclassified the remaining returned equipment, with a net book value of approximately $58,000, from an operating lease to equipment held for sale.

During 2008, ICON GeicJV sold all of the remaining equipment previously on lease to GEICO.  ICON GeicJV realized proceeds of approximately $96,000 and recognized a gain on the sale of equipment of approximately $31,000.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases consisted of the following at December 31, 2009:

Years Ending December 31,
2010	$4,350,136
2011	$1,038,580
2012	$955,146

(5)	Note Receivable

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  In connection with the transaction, the LLC received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant is set to expire on April 6, 2014.  The financing facility was for a maximum amount of $93,500,000, of which the LLC committed to invest up to $5,000,000. As of June 30, 2008, the LLC had loaned approximately $4,367,000.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  The LLC received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest.  The repayment does not affect the warrant held by the LLC and the LLC retains its rights thereunder.  At December 31, 2009, the Manager determined that the fair value of this warrant was $79,371.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(6)	Business Acquisition

On January 30, 2009, ICON Premier acquired 51% of the outstanding stock of Pretel for a purchase price of £1 and in consideration for restructuring its pre-existing lease transaction with Pretel.  The estimated fair value of the net assets acquired exceeded the total purchase price by approximately $441,000.  Accordingly, the LLC recognized that excess as a gain attributable to a bargain purchase.  The acquisition was accounted for as a business combination, and the results of operations of Pretel have been included in the consolidated financial statements of the LLC from the date of acquisition.  Had the acquisition occurred as of January 1, 2009, the impact on the LLC’s consolidated results would have been immaterial.  The purpose of this acquisition was to protect the LLC’s interest in a direct finance lease in connection with a first priority security interest in the Lease.  Accordingly, the LLC became the majority shareholder of Pretel until such time that such amounts due to the LLC under the Lease are paid in full.  At such time, the control of the business will revert back to the original shareholders.

The purchase price was allocated based upon the fair value of the assets and liabilities acquired.  The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:

Amount
Current assets:
Cash	$557,040
Other receivables, net	715,551
Other current assets	122,309

Non-current assets:
Equipment	1,086,271
Total assets acquired	2,481,171

Current liabilities:
Accrued expenses and other current liabilities	2,040,489
Gain on bargain purchase	440,681
Total liabilities assumed	2,481,170
Total purchase price	$1

Following ICON Premier’s acquisition of 51% of Pretel (See Note 3), the bedside entertainment and communication terminals originally on lease to Pretel along with the long-lived assets and other equipment of Pretel are classified as Equipment on the consolidated balance sheet.  During the LLC’s annual impairment testing, it was determined that the carrying value of ICON Premier’s long lived assets were in excess of the estimated fair value of those assets.  At December 31, 2009, ICON Premier recorded an impairment loss of approximately $1,513,000 to properly reflect those assets at fair value.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Investments in Joint Ventures

The LLC and certain of its affiliates, entities also managed and controlled by the Manager, formed the joint ventures discussed below for the purpose of acquiring and managing various assets.  The LLC and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  The LLC and the other joint venture members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desires to sell its interests in the equipment or joint venture.

The seven minority-owned joint ventures described below are accounted for under the equity method.

ICON EAM, LLC

On November 9, 2005, the LLC and Fund Eleven formed ICON EAM, LLC (“ICON EAM”) for the purpose of leasing gas meters and accompanying data gathering equipment to EAM Assets, Ltd. (“EAM”), a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom.  The LLC and Fund Eleven each contributed approximately $5,620,000 for 50% ownership interests in ICON EAM.  EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the master lease agreement.  The Manager determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at that time.  All amounts funded to ICON EAM, in anticipation of purchasing the aforementioned equipment, had been deposited into an interest-bearing escrow account (the “Account”) controlled by ICON EAM's legal counsel.  In May 2007, the balance of the Account, inclusive of accreted interest, of approximately $13,695,000 was returned to the LLC and Fund Eleven, of which the LLC’s share was approximately $6,848,000.

On March 9, 2006, pursuant to the master lease agreement, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of and issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock.  The warrants are exercisable for five years after issuance and have a strike price of 1.50p.  At December 31, 2009, the Manager determined that the fair value of these warrants was $0.

ICON AeroTV, LLC

On December 22, 2005, the LLC and Fund Eleven formed ICON AeroTV, LLC (“ICON AeroTV”) for the purpose of owning equipment leased to AeroTV, Ltd. (“AeroTV”), a provider of on board digital/audio visual systems for airlines, rail and coach operators in the United Kingdom.  The LLC and Fund Eleven each contributed approximately $2,776,000 for 50% ownership interests in ICON AeroTV.  During 2006, ICON AeroTV purchased approximately $1,357,000 of equipment on lease to AeroTV.  The leases were scheduled to expire between December 31, 2007 and June 30, 2008.

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
December 31, 2009

(7)	Investments in Joint Ventures – continued

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

Information as to the financial position and results of operations of ICON Mayon is summarized below:

		December 31,	December 31,
		2009	2008
Current assets		$31,279	$48,373
Non-current assets		$34,194,142	$36,982,842
Current liabilities		$6,699,896	$6,964,606
Non-current liabilities		$6,769,741	$12,341,338
Members' equity		$20,755,784	$17,725,271
LLC's share of equity		$10,032,872	$8,491,543

	December 31, 2009	December 31, 2008	Period From July 24, 2007 (Commencement of Operations) through December 31, 2007
Revenue	$6,206,808	$6,206,808	$2,722,170
Expenses	3,732,988	4,202,309	1,893,496
Net income	$2,473,820	$2,004,499	$828,674
LLC's share of net income	$1,268,549	$1,057,240	$438,929

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Investments in Joint Ventures – continued

ICON Northern Leasing, LLC

On November 25, 2008, ICON Northern Leasing, LLC ("ICON Northern Leasing"), a joint venture among the LLC, Fund Eleven and Fund Twelve, purchased four promissory notes (the “Notes”) and received an assignment of the underlying Master Loan and Security Agreement (the "MLSA") dated July 28, 2006.  The LLC, Fund Eleven and Fund Twelve have ownership interests of 12.25%, 35%, and 52.75%, respectively, in ICON Northern Leasing.  The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000.  The Notes are secured by an underlying pool of leases for credit card machines.  The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000.  The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000.  The LLC’s share of the purchase price of the Notes was approximately $3,868,000 and the LLC paid an acquisition fee to the Manager of approximately $36,000 relating to this transaction.

Information as to the financial position and results of operations of ICON Northern Leasing is summarized below:

	December 31,	December 31,
	2009	2008
Current assets	$13,532,355	$12,218,130
Non-current assets	$5,916,150	$19,426,142
Current liabilities	$128	$33,945
Non-current liabilities	$-	$-
Members' equity	$19,448,377	$31,610,327
LLC's share of equity	$2,360,446	$3,808,451

	December 31, 2009	Period From November 25, 2008 (Commencement of Operations) through December 31, 2008
Revenue	$5,446,823	$819,837
Expenses	556,061	83,673
Net income	$4,890,762	$736,164
LLC's share of net income	$640,966	$96,904

ICON Eagle Carina Holdings, LLC

On December 3, 2008, ICON Eagle Carina Pte. Ltd. (“ICON Eagle Carina”), a Singapore corporation wholly-owned by ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the M/V Eagle Carina (the “Eagle Carina”), from Aframax Tanker II AS.  On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 was financed with non-recourse debt borrowed from Fortis Bank NV/SA (“Fortis”) and DVB Bank SE (“DVB”).  The Eagle Carina is subject to an 84-month bareboat charter with AET, Inc. Limited (“AET”) that expires on November 14, 2013.  ICON Carina Holdings paid an acquisition fee to the Manager of approximately $1,170,000 in connection with this transaction, of which the LLC’s share was approximately $418,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Investments in Joint Ventures – continued

Information as to the financial position and results of operations of ICON Carina Holdings is summarized below:

	December 31,	December 31,
	2009	2008
Current assets	$111,286	$115,174
Non-current assets	$36,779,590	$40,450,242
Current liabilities	$5,852,265	$4,824,473
Non-current liabilities	$17,363,527	$22,229,603
Members' equity	$13,675,084	$13,511,340
LLC's share of equity	$4,882,005	$4,823,548

	December 31, 2009	Period From December 18, 2008 (Commencement of Operations) through December 31, 2008
Revenue	$5,946,209	$228,061
Expenses	4,937,633	201,214
Net income	$1,008,576	$26,847
LLC's share of net income	$360,062	$9,584

ICON Eagle Corona Holdings, LLC

On December 3, 2008, ICON Eagle Corona Pte. Ltd. (“ICON Eagle Corona”), a Singapore corporation wholly-owned by ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the M/V Eagle Corona (the “Eagle Corona”), from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 was financed with non-recourse debt borrowed from Fortis and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Corona Holdings paid an acquisition fee to the Manager of approximately $1,238,000 in connection with this transaction, of which the LLC’s share was approximately $442,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Investments in Joint Ventures - continued

Information as to the financial position and results of operations of ICON Corona Holdings is summarized below:

	December 31,	December 31,
	2009	2008
Current assets	$116,693	$117,959
Non-current assets	$39,231,467	$42,942,700
Current liabilities	$6,311,716	$4,922,969
Non-current liabilities	$18,156,062	$23,107,724
Members' equity	$14,880,382	$15,029,966
LLC's share of equity	$5,312,296	$5,365,698

	December 31, 2009	Period From December 31, 2008 (Commencement of Operations) through December 31, 2008
Revenue	$6,090,037	$16,685
Expenses	4,982,970	13,154
Net income	$1,107,067	$3,531
LLC's share of net income	$395,223	$1,261

(8)	Investments in Unguaranteed Residual Values

Summit Asset Management Limited

On February 28, 2005, the LLC entered into a participation agreement with Summit Asset Management Ltd. (“SAM”) and acquired a 75% interest in the unguaranteed residual values of a portfolio of equipment on lease to various United Kingdom lessees.  Several of these leases have been extended through October 31, 2012.  The LLC does not have an interest in the equipment until the expiration of the initial lease term.  The portfolio is mainly comprised of information technology equipment, including laptops, desktops and printers.  The purchase price, inclusive of initial direct costs, was approximately $2,843,000.

During the years ended December 31, 2009, 2008 and 2007, the LLC realized proceeds of approximately $164,000, $149,000 and $867,000 on sales of its interests in unguaranteed residual values as well as sold certain of its investments in unguaranteed residual values that were previously transferred to leased equipment at cost for approximately $4,000, $114,000 and $355,000, which resulted in a net (loss) gain on sale of approximately ($35,000), $58,000 and $408,000, respectively.  At December 31, 2009 and 2008, the remaining balance of the LLC’s investment in unguaranteed residual values was approximately $290,000 and $754,000, respectively.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(8)	Investments in Unguaranteed Residual Values – continued

Under the terms of the Purchase Agreement, Key Finance and the LLC will receive residual proceeds up to the “bottom residual value,” as defined in the remarketing agreement.  The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, once the portfolio’s return to the LLC has exceeded the expected residual, any additional residual proceeds will be split equally between Key Finance and the LLC.  For the years ended December 31, 2009, 2008 and 2007, there was no residual sharing.

During the years ended December 31, 2009, 2008 and 2007, the LLC remarketed certain of its investments in unguaranteed residual values with a cost basis of approximately $211,000, $143,000 and $150,000, respectively.  The LLC realized proceeds of approximately $184,000, $106,000 and $175,000 on sales of its interests in unguaranteed residual values, which resulted in a (loss) gain on sale of approximately ($27,000), ($37,000) and $25,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(9)	Non-Recourse Long-Term Debt

On June 24, 2004, each of ICON Containership I and ICON Containership II, wholly-owned subsidiaries of the LLC, borrowed $26,150,000 from Fortis Capital Corp. in connection with the acquisitions of the ZIM Canada and the ZIM Korea from ZIM.  The non-recourse long-term debt obligations accrued interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year.  The non-recourse long-term debt obligations required 60 monthly payments ranging from approximately $372,000 to $483,000.  The lender had a security interest in the ZIM Canada and the ZIM Korea and an assignment of the charter hire with ZIM.  The LLC paid and capitalized approximately $523,000 in debt financing costs.

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

For the years ended December 31, 2009, 2008 and 2007, the LLC recognized amortization expense of $8,633, $185,254 and $154,704, respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(10)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P (“Fund Eight B”), Fund Nine, Fund Eleven, Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, together with the LLC, Fund Eight B, Fund Nine, Fund Eleven and Fund Twelve, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement.  Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  At December 31, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend.  The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year.  The interest rate at December 31, 2009 was 4.0%.  In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

The Borrowers are also parties to a Contribution Agreement (the “Contribution Agreement”) that provides that, in the event that a Borrower pays an amount in excess of its share of total obligations under the Facility, the other Borrowers will contribute to such Borrower so that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $2,360,000 at December 31, 2009.  The balances of $100,000 and $2,260,000 were borrowed by the LLC and Fund Eleven, respectively.  As of March 24, 2010, the LLC and Fund Eleven had outstanding borrowings under the Facility of $700,000 and $0, respectively.

The Borrowers were in compliance with all covenants under the Loan Agreement at December 31, 2009.  As of such date, no amounts were due to or payable by the LLC under the Contribution Agreement.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(11)	Transactions with Related Parties – continued

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.   Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The LLC paid distributions to the Manager of $128,760, $128,817 and $129,078 for the years ended December 31, 2009, 2008 and 2007, respectively.  Additionally, the Manager’s interest in the net income attributable to Fund Ten was $62,185, $125,937 and $48,871 for the years ended December 31, 2009, 2008 and 2007, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2009, 2008 and 2007 were as follows:

Entity	Capacity	Description	2009	2008	2007
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$895,443	$-
ICON Capital Corp.	Manager	Management fees (2)	$1,246,713	$1,620,239	$2,054,110
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (2)	$1,090,870	$1,448,324	$876,287

(1) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Amount charged directly to operations.

At December 31, 2009 and 2008, the LLC had a net payable of $131,351 and $1,048,301, respectively, due to the Manager and its affiliates that primarily consisted of administrative expense reimbursements.

(12)	Derivative Financial Instruments

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

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

As of December 31, 2009, the LLC has interests through joint ventures in three floating-to-fixed interest rate swaps relating to ICON Corona Holdings, ICON Carina Holdings and ICON Mayon designated and qualifying as cash flow hedges with an aggregate notional amount of $57,678,665. These interest rate swaps have maturity dates ranging from July 25, 2011 to November 14, 2013.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(12)	Derivative Financial Instruments – continued

As of December 31, 2008, the LLC had interests through joint ventures in two floating-to-fixed interest rate swaps relating to ICON Carina Holdings and ICON Mayon designated and qualifying as cash flow hedges with an aggregate notional amount of $18,246,717. These interest rate swaps have maturity dates ranging from July 25, 2011 to November 14, 2013.

Interest rate derivatives are used to add stability to interest expense and to manage exposure to interest rate movements on its variable non-recourse debt.  The hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC or joint ventures making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

For these derivatives, the LLC or joint ventures record their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of income (loss) from investments in joint ventures. During the year ended December 31, 2009, the joint ventures recorded no hedge ineffectiveness in earnings.  At December 31, 2009, the total unrealized (loss) recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps was approximately $389,000.  During the years ended December 31, 2009, 2008 and 2007, the LLC recorded immaterial amounts of hedge ineffectiveness in earnings.

During the twelve months ending December 31, 2010, the LLC estimates that approximately $463,000 will be transferred from AOCI to income (loss) from investments in joint ventures.

Non-designated Derivatives

As of December 31, 2009, warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as of December 31, 2009:
	Asset Derivatives
	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:
Warrants	Other non-current assets	$79,371

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on the statements of operations for the year ended December 31, 2009 of $91,436.  The net gain recorded for the year ended December 31, 2009 was comprised of an unrealized gain recorded in general and administrative expense of $73,644 relating to interest rate swap contracts that matured during the quarter ended September 30, 2009 and an unrealized gain recorded in general and administrative expense of $17,792 relating to warrants.

The LLC’s derivative financial instruments not designated as hedging instruments generated an unrealized loss of $28,062 and $25,024 on the statements of operations for the years ended December 31, 2008 and 2007, respectively.  This loss related to warrants and was recorded in general and administrative expense.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(12)	Derivative Financial Instruments – continued

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

(13)	Accumulated Other Comprehensive Income (Loss)

AOCI includes accumulated losses on derivative financial instruments of joint ventures and currency translation adjustments of $389,426 and $1,490,493, respectively, at December 31, 2009, and accumulated losses on derivative financial instruments and currency translation adjustments of $695,914 and $2,449,877, respectively, at December 31, 2008.

(14)	Fair Value Measurements

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(14)	Fair Value Measurements – continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Warrants	$-	$79,371	$-	$79,371

Liabilities:	$-	$-	$-	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009:
	December 31, 2009	Level 1(1)	Level 2(2)	Level 3(3)	Total Impairment Loss
Leased equipment at cost	$100,000	-	-	$100,000	$185,000
Equipment	$4,342,115	-	$4,342,115	-	$1,512,539

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(15)	Concentrations of Risk

At times, the LLC's cash and cash equivalents may exceed insured limits.  The LLC has placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2009, the LLC had two lessees that accounted for approximately 69.3% of rental and finance income.  For the year ended December 31, 2008, the LLC had three lessees that accounted for approximately 79.7% of rental and finance income.  For the year ended December 31, 2007, the LLC had three lessees that accounted for approximately 78.2% of rental and finance income.

At December 31, 2009, the LLC had two lessees that accounted for approximately 74.3% of total assets.  At December 31, 2008, the LLC had five lessees that accounted for approximately 70.0% of total assets and one lender that accounted for approximately 83.1% of total liabilities.

(16)	Share Redemptions

The LLC redeemed 20, 148, and 351 Shares during the years ended December 31, 2009, 2008 and 2007, respectively.  The redemption amounts are calculated according to a specified redemption formula pursuant to the LLC Agreement.  Redeemed Shares have no voting rights and do not share in distributions.  The LLC Agreement limits the number of Shares that can be redeemed in any one year and redeemed Shares may not be reissued. Redeemed Shares are accounted for as a reduction of members' equity.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(17)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes finance leases, operating leases (net of accumulated depreciation), equipment (net of accumulated depreciation), investments in joint ventures and investments in unguaranteed residual values, were as follows:

	Year Ended December 31, 2009
	United	United
	States	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$6,752,118	$507,274	$6,550,326	$13,809,718
Finance income	$-	$-	$1,304,824	$1,304,824
Servicing income	$-	$5,716,849	$-	$5,716,849
Income (loss) from investments in joint ventures	$1,742,028	$(6,609)	$2,094,776	$3,830,195

	At December 31, 2009
	United	United
	States	Kingdom	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$-	$-	$31,808,689	$31,808,689
Leased equipment at cost, net	$11,132,670	$2,136	$-	$11,134,806
Equipment, net	$-	$4,442,732	$-	$4,442,732
Investments in joint ventures	$4,945,121	$-	$20,298,115	$25,243,236
Investments in unguaranteed residual values	$-	$290,331	$-	$290,331

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(18)	Selected Quarterly Financial Data

The following table is a summary of selected financial data by quarter (unaudited):
	Quarters Ended in 2009				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2009
Total revenue	$5,933,821	$6,549,434	$7,644,518	$6,817,692	$26,945,465
Net income attributable to Fund Ten allocable
to additional members	$1,576,887	$1,746,758	$2,035,458	$797,258	$6,156,361
Weighted average number of additional shares of
limited liability company interests outstanding	148,231	148,231	148,214	148,211	148,222
Net income attributable to Fund Ten per weighted average
additional share of limited liability company interests	$10.64	$11.78	$13.73	$5.38	$41.53

	Quarters Ended in 2008				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2008
Total revenue	$14,872,741	$7,892,716	$5,733,460	$4,994,969	$33,493,886
Net income (loss) attributable to Fund Ten allocable
to additional members	$7,403,953	$2,684,827	$2,985,965	$(606,930)	$12,467,815
Weighted average number of additional shares of
limited liability company interests outstanding	148,336	148,275	148,256	148,231	148,275
Net income (loss) attributable to Fund Ten per weighted average
additional share of limited liability company interests	$49.91	$18.11	$20.14	$(4.09)	$84.09

(19)	Commitments and Contingencies and Off-Balance Sheet Transactions

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

On September 28, 2007 and December 10, 2007, the LLC completed its simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of Texas Die and Monroe.  Simultaneously with the closing of the transactions with Texas Die and Monroe, Fund Eleven and Fund Twelve (together with the LLC, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of Texas Die and Monroe) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  The Participating Funds have also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments.  The term of the credit support agreement matches the term of the schedules to the master lease agreement.  Following the termination of the Monroe lease, neither Monroe nor MPI are a party to the cross-collateral, cross-default or credit support agreements.  No amounts were accrued at December 31, 2009 and the Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(19)	Commitments and Contingencies and Off-Balance Sheet Transactions - continued

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

In connection with the acquisition of Pretel as of January 30, 2009, there is a contingent liability in the amount of approximately $1,057,619 (£664,000) related to a 24 month repayment plan arranged to repay renegotiated professional and consulting fees incurred in the amount of $1,592,800 (£1,000,000).  In the repayment agreement, Pretel would be liable for initial fees of $1,592,800 (£1,000,000) if it defaults on any payments.  These initial fees were negotiated down to $493,768 (£310,000) as part of the repayment plan.  Pretel continues to be in compliance with the repayment agreement.

(20)	Foreign Income Taxes

Upon the acquisition of Pretel, some of the LLC’s subsidiaries are subject to taxation under the laws of the United Kingdom.  As of December 31, 2009, the LLC has a net deferred tax asset of approximately $8,300,000 (£5,200,000), which is composed primarily of net operating losses as well as temporary differences relating to equipment depreciation.  As of the acquisition date and December 31, 2009, the LLC’s net deferred tax asset had a full valuation allowance.

At December 31, 2009, the LLC had net operating loss carryforwards of approximately $23,500,000 (£14,700,000), which do not expire under the tax laws of the United Kingdom.  The LLC has not identified any uncertain tax positions as of December 31, 2009.

(21)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the members.

At December 31, 2009 and 2008, the members’ equity included in the consolidated financial statements totaled $72,900,830 and $78,307,152, respectively.  The members’ capital for federal income tax purposes at December 31, 2009 and 2008 totaled $93,254,201 and $115,464,314, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in gain (loss) on sale of equipment, depreciation and amortization between financial reporting purposes and federal income tax purposes.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(21)	Income Tax Reconciliation (unaudited) - continued

The following table reconciles net income attributable to Fund Ten for financial statement reporting purposes to the net income attributable to Fund Ten for federal income tax purposes for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Net income attributable to Fund Ten per consolidated financial statements	$6,218,546	$12,593,752	$4,887,060

Rental income	(1,450,010)	-	-
Depreciation and amortization	(524,024)	(1,042,426)	5,403,224
Gain on consolidated joint venture	4,105,695	-	-
Deferred revenue	241,851	(509,228)	284,685
Gain (loss) on sale of equipment	643,677	(10,051,780)	1,111,788
Other items	(198,981)	(193,470)	(3,338,630)

Net income attributable to Fund Ten for federal income tax purposes	$9,036,754	$796,848	$8,348,127

Schedule II - Valuation and Qualifying Accounts

		Additions	Additions
	Balance At	Charged To Costs,	Charged to		Other Charges		Balance at
Description	Beginning of Year	Expenses and Revenues	Deferred Tax Asset	Deductions	Additions (Deductions)		End of Year

Valuation allowance for deferred tax assets:

Year ended December 31, 2009
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	-	-	$758,602	-	$7,564,328	(a)	$8,322,930

Allowance for doubtful accounts:

Year ended December 31, 2009
Allowance for doubtful accounts	$2,500,000	$60,480	-	$2,500,000	-		$60,480

Year ended December 31, 2008
Allowance for doubtful accounts	-	$2,500,000	-	-	-		$2,500,000

Year ended December 31, 2007
Allowance for doubtful accounts	-	-	-	-	-		-

(a) Represents the valuation allowance as of January 30, 2009, the date of the acquisition of Pretel, of approximately $6,759,000 and currency translation adjustment of approximately $806,000.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2009, its internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our Manager’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Manager provides services relating to the day-to-day management of our equipment.  These services include collecting payments due from lessees, borrowers and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.
Name	Age	Title
Michael A. Reisner	39	Co-Chairman, Co-Chief Executive Officer, and Co-President
Mark Gatto	37	Co-Chairman, Co-Chief Executive Officer, and Co-President
Joel S. Kress	37	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	41	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	58	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	37	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	51	Senior Vice President — Remarketing and Asset Management
Harry Giovani	35	Senior Vice President — Credit

Michael A. Reisner, Co-Chairman, Co-Chief Executive Officer and Co-President, joined ICON in 2001. Mr. Reisner has been a Director since May 2007.  Mr. Reisner was formerly Chief Financial Officer from January 2007 through April 2008.  Mr. Reisner was also formerly Executive Vice President – Acquisitions from February 2006 through January 2007.  Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-Chief Executive Officer and Co-President, has been a Director since May 2007. Mr. Gatto originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer from May 2007 to January 2008.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded ForSport Enterprises, LLC, a specialty business consulting firm in New York City, and served as its managing partner before re-joining ICON in April 2005.  Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with ICON in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007, he was promoted to his current position.  Previously, from September 2001 to July 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Anthony J. Branca has been Chief Financial Officer since May 2008.  Mr. Branca was formerly Senior Vice President – Accounting and Finance from January 2007 through April 2008. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from March 2004 until January 2007, was International Controller of an internet affiliate from May 2002 to March 2004 and held various other management positions with The Nielsen Company from July 1997 through May 2002.  Previously, from 1995 through 1997, Mr. Branca was employed at Fortune Brands.  Mr. Branca started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in February 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from October 2006 to February 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division, offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, from February 2003 to October 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance, leading a direct sales organizational team; from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division; and President of Kramer, Clark & Company for 12 years, providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.  Mr. Kramer received a B.S. from Glassboro State College.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson has been Senior Vice President – Remarketing and Asset Management since March 2008. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Senior Vice President – Credit, joined ICON in April 2008. Most recently, from March 2007 to January 2008, Mr. Giovani was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, from April 2004 to March 2007, he worked at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. Mr. Giovani started his career in 1997 at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing/business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers.  Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2009, 2008 and 2007:

Entity	Capacity	Description	2009	2008	2007
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$895,443	$-
ICON Capital Corp.	Manager	Management fees (2)	$1,246,713	$1,620,239	$2,054,110
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (2)	$1,090,870	$1,448,324	$876,287

(1) Amount capitalized and amortized to operations over the estimated service period in accordance with our accounting policies.
(2) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our Manager of $128,760, $128,817 and $129,078 for the years ended December 31, 2009, 2008 and 2007, respectively.  Our Manager’s interest in the net income attributable to us was $62,185, $125,937, and $48,871 for the years ended December 31, 2009, 2008 and 2007, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 19, 2010, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 7 and 11 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our Manager’s directors are independent. Under this definition, the board of directors of our Manager has determined that our Manager does not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

 During the years ended December 31, 2009 and 2008, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2009 and 2008:

Principal Audit Firm - Ernst & Young LLP
	2009	2008
Audit fees	$479,929	$374,261
Tax fees	115,606	88,500

	$595,535	$462,761

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

10.3   Loan Modification Agreement, dated as of June 20, 2007, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 12, 2009).

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

10.5  Fourth Loan Modification Agreement, dated as of August 12, 2009, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 14, 2009).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Ten, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 30, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICON Income Fund Ten, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 30, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

93