Form 10-Q
period 2010-03-31
ICON INCOME FUND TEN LLC
filed 2010-05-14
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

(212) 418-4700
(Registrant's telephone number, including area code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 7, 2010 is 148,211.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	March 31,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$2,744,812	$2,428,058
Current portion of net investment in finance leases	2,440,135	-
Service contracts receivable	569,587	569,447
Equipment held for sale or lease, net	23,784	23,350
Other current assets	777,719	1,015,170

Total current assets	6,556,037	4,036,025

Non-current assets:
Net investment in finance leases, less current portion	32,774,010	31,808,689
Leased equipment at cost (less accumulated depreciation of
$11,239,205 and $11,201,367, respectively)	7,253,846	11,134,806
Fixed assets (less accumulated depreciation of $2,290,217
and $2,107,900, respectively)	3,903,224	4,442,732
Investments in joint ventures	24,859,356	25,243,236
Investments in unguaranteed residual values	290,331	290,331
Other non-current assets, net	131,811	77,797

Total non-current assets	69,212,578	72,997,591

Total Assets	$75,768,615	$77,033,616

Liabilities and Equity

Current liabilities:
Revolving line of credit, recourse	$700,000	$100,000
Deferred revenue	256,481	241,851
Due to Manager and affiliates	120,927	131,351
Accrued expenses and other current liabilities	1,402,725	1,628,461

Total Liabilities	2,480,133	2,101,663

Commitments and contingencies (Note 11)

Equity:
Members' Equity:
Additional Members	74,332,443	75,332,248
Manager	(561,598)	(551,499)
Accumulated other comprehensive loss	(2,197,799)	(1,879,919)

Total Members' Equity	71,573,046	72,900,830

Noncontrolling Interests	1,715,436	2,031,123

Total Equity	73,288,482	74,931,953

Total Liabilities and Equity	$75,768,615	$77,033,616

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Rental income	$2,139,836	$3,821,830
Finance income	1,344,221	-
Servicing income	1,489,289	917,735
Income from investments in joint ventures	695,302	1,006,581
Net gain on sales of equipment and unguaranteed residual values	194,607	128,543
Interest and other income	39,582	59,132

Total revenue	5,902,837	5,933,821

Expenses:
Management fees - Manager	229,085	348,650
Administrative expense reimbursements - Manager	195,927	290,789
General and administrative	1,500,109	1,469,476
Interest	8,578	178,393
Depreciation and amortization	1,657,130	1,971,474

Total expenses	3,590,829	4,258,782

Net income	2,312,008	1,675,039

Less: Net income attributable to noncontrolling interests	(103,181)	(82,224)

Net income attributable to Fund Ten	$2,208,827	$1,592,815

Net income attributable to Fund Ten allocable to:
Additional Members	$2,186,739	$1,576,887
Manager	22,088	15,928

	$2,208,827	$1,592,815

Weighted average number of additional
shares of limited liability company interests outstanding	148,211	148,231

Net income attributable to Fund Ten per weighted
average additional share of limited liability company interests outstanding	$14.75	$10.64

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity

	Additional Shares			Accumulated Other	Total
	of Limited Liability Company Interests	Additional Members	Manager	Comprehensive Loss	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	148,211	$75,332,248	$(551,499)	$(1,879,919)	$72,900,830	$2,031,123	$74,931,953

Comprehensive income:
Net income	-	2,186,739	22,088	-	2,208,827	103,181	2,312,008
Change in valuation of interest
rate swap contracts	-	-	-	(36,766)	(36,766)	-	(36,766)
Currency translation adjustments	-	-	-	(281,114)	(281,114)	-	(281,114)
Total comprehensive income	-	-	-	(317,880)	1,890,947	103,181	1,994,128
Cash distributions	-	(3,186,544)	(32,187)	-	(3,218,731)	(418,868)	(3,637,599)

Balance, March 31, 2010 (unaudited)	148,211	$74,332,443	$(561,598)	$(2,197,799)	$71,573,046	$1,715,436	$73,288,482

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,312,008	$1,675,039
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	-	(2,196,878)
Finance income	(1,344,221)	-
Income from investments in joint ventures	(695,302)	(1,006,581)
Net gain on sales of equipment and unguaranteed residual values	(194,607)	(128,543)
Depreciation and amortization	1,657,130	1,971,474
Interest expense on non-recourse financing paid directly to lenders by lessees	-	116,114
Changes in operating assets and liabilities:
Collection of finance leases	378,900	695,943
Restricted cash	-	49,319
Service contracts receivable	(31,884)	-
Other assets, net	(15,581)	(1,734,984)
Deferred revenue	14,630	13,013
Due to/from Manager and affiliates, net	(7,414)	(108,782)
Accrued expenses and other current liabilities	(153,416)	2,278,986
Distributions from joint ventures	182,341	1,006,581

Net cash provided by operating activities	2,102,584	2,630,701

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	455,140	228,815
Purchase of equipment	(3,236)	-
Distributions received from joint ventures, in excess of profits	860,075	645,537

Net cash provided by investing activities	1,311,979	874,352

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	700,000	-
Repayments of revolving line of credit, recourse	(100,000)	-
Repayments of non-recourse long-term debt	-	(731,700)
Cash distributions to members	(3,218,731)	(3,219,167)
Distributions to noncontrolling interests	(418,868)	(271,330)

Net cash used in financing activities	(3,037,599)	(4,222,197)

Effects of exchange rates on cash and cash equivalents	(60,210)	(2,398)

Net increase (decrease) in cash and cash equivalents	316,754	(719,542)
Cash and cash equivalents, beginning of the period	2,428,058	3,784,794

Cash and cash equivalents, end of the period	$2,744,812	$3,065,252

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt directly to lenders by lessees	$-	$2,196,878
Transfer from net investment in finance leases to fixed assets	$-	$6,829,746
Transfer from leased equipment at cost to net investment in finance leases	$2,440,135	$-

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
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

Effective April 30, 2010, the LLC completed its operating period. On May 1, 2010, the LLC entered its liquidation period, during which the LLC will sell off its assets in the normal course of business. If the Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, the Manager may do so. The Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(2)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results for the interim period are not necessarily indicative of the results for the full year.

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIEs. ASC 810 is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the LLC’s consolidated financial statements as of and for the three months ended March 31, 2010.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), amending Accounting Standards Codification 820. ASU 2010-06 requires new disclosures and clarifies existing disclosures on fair value measurements.  It requires new disclosures including (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers and (ii) separate presentation of information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This update also clarifies existing disclosures requiring the LLC to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the LLC’s consolidated financial statements as of and for the three months ended March 31, 2010.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2010	2009
Minimum rents receivable, net	$57,912,487	$55,821,635
Estimated residual values	7,300,005	7,300,000
Unearned income	(29,998,347)	(31,312,946)
Net investment in finance leases	35,214,145	31,808,689

Less: Current portion of net investment in finance leases	2,440,135	-

Net investment in finance leases, less current portion	$32,774,010	$31,808,689

Telecommunications Equipment

On March 17, 2010, the LLC, through its wholly-owned subsidiary, ICON Global Crossing, LLC (“ICON Global Crossing”), and Global Crossing Telecommunications, Inc. (“Global Crossing”) agreed to extend the lease between the entities for the period April 1, 2010 to March 31, 2011.  In connection with the extension, ICON Global Crossing and Global Crossing agreed to a purchase option of $1 at the end of the lease for each schedule of equipment. As of March 17, 2010, this lease has been classified as a finance lease.

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2010	2009
Telecommunications equipment	$13,884,669	$17,319,286
Manufacturing equipment	4,584,191	4,992,696
Information technology equipment	24,191	24,191
	18,493,051	22,336,173

Less: Accumulated depreciation	(11,239,205)	(11,201,367)

	$7,253,846	$11,134,806

Depreciation expense was $1,350,424 and $1,655,933 for the three months ended March 31, 2010 and 2009, respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(4)	Leased Equipment at Cost - continued

Manufacturing Equipment

On February 22, 2010, the LLC received notice that its leases with Saturn Corporation (“Saturn”) were being rejected by General Motors Corporation (“GM”) in conjunction with GM’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, filed on June 1, 2009, in which Saturn was named as a debtor and that the monthly lease payments would cease effective March 1, 2010.  In March 2010, the LLC sold all of the equipment subject to lease with Saturn to unaffiliated third parties for approximately $145,000 and recorded a gain on sale of approximately $54,000.

(5)	Business Acquisition

On January 30, 2009, ICON Premier, LLC acquired 51% of the outstanding stock of Pretel Group Limited (“Pretel”)  for a purchase price of £1 and in consideration for restructuring its pre-existing lease transaction with Pretel. Pretel provides bedside entertainment services to hospitals in the United Kingdom.  The acquisition was accounted for as a business combination, and the results of operations of Pretel have been included in the consolidated financial statements of the LLC from the date of acquisition. The associated revenue is recorded as servicing income in the consolidated statements of operations.

(6)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement.  Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  At March 31, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at March 31, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $700,000 at March 31, 2010, all of which was borrowed by the LLC.  Subsequent to March 31, 2010, the LLC borrowed an additional $650,000 under the Facility, which increased its outstanding loan balance to $1,350,000.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At March 31, 2010, the Borrowers were in compliance with all covenants.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(7)	Transactions with Related Parties

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

The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment or loan payments from borrowers, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees and borrowers to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2010	2009
ICON Capital Corp.	Manager	Management fees (1)	$229,085	$348,650
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	195,927	290,789
			$425,012	$639,439

(1) Amount charged directly to operations.

At March 31, 2010, the LLC had a net payable of $120,927 due to the Manager for administrative expense reimbursements.

(8)	Derivative Financial Instruments

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(8)	Derivative Financial Instruments – continued

Interest Rate Risk

Interest rate derivatives are used to add stability to interest expense and to manage exposure to interest rate movements on the LLC’s variable non-recourse debt.  The hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC or joint ventures making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2010, the LLC had interests through joint ventures in three floating-to-fixed interest rate swaps relating to ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”) and ICON Mayon, LLC (“ICON Mayon”) designated and qualifying as cash flow hedges with an aggregate notional amount of approximately $54,391,000. These interest rate swaps have maturity dates ranging from July 25, 2011 to November 14, 2013.

For these derivatives, the LLC records its interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of income (loss) from investments in joint ventures. During the three months ended March 31, 2010, the joint ventures recorded no hedge ineffectiveness in earnings. The LLC transferred approximately $124,000 and $146,000 from AOCI to income (loss) from investments in joint ventures for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of these interest rate swaps was approximately $426,000.

During the twelve months ending March 31, 2011, the LLC estimates that approximately $458,000 will be transferred from AOCI to income (loss) from investments in joint ventures.

Non-designated Derivatives

As of March 31, 2010, warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of March 31, 2010 and December 31, 2009:

Asset Derivatives
		March 31,	December 31,
		2010	2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:

Warrants	Other non-current assets	$77,582	$79,371

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(8)	Derivative Financial Instruments – continued

The LLC’s derivative financial instruments not designated as hedging instruments generated a net (loss) gain recorded in general and administrative expense on the consolidated statements of operations for the three months ended March 31, 2010 and 2009 of $(1,789) and $41,042, respectively. The net loss recorded for the three months ended March 31, 2010 was comprised of an unrealized loss relating to warrants. The net gain recorded for the three months ended March 31, 2009 was comprised of an unrealized gain of $46,824 relating to interest rate swap contracts that matured during the quarter ended September 30, 2009 and an unrealized loss of $5,782 relating to warrants.

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

(9)	Accumulated Other Comprehensive Loss

AOCI includes accumulated losses on derivative financial instruments of joint ventures and currency translation adjustments of $426,192 and $1,771,607, respectively, at March 31, 2010 and accumulated losses on derivative financial instruments of joint ventures and currency translation adjustments of $389,426 and $1,490,493, respectively, at December 31, 2009.

Total comprehensive income for the three months ended March 31, 2010 and 2009 was $1,994,128 and $1,553,976, which included: (i) net income of $2,312,008 and $1,675,039, (ii) the net change in unrealized (loss) gain on derivative financial instruments of $(36,766) and $8,863 and (iii) unrealized loss on currency translation adjustments of $281,114 and $129,926, respectively.

(10)	Fair Value Measurements

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

Financial Assets and Liabilities Measured on a Recurring Basis

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(10)	Fair Value Measurements – continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$77,582	$-	$77,582

Liabilities:	$-	$-	$-	$-

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

(11)	Commitments and Contingencies

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The Manager believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

The LLC, Fund Eleven and Fund Twelve (collectively, the “Participating Funds”) have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any subsidiary of MW Universal, Inc. (“MWU”) are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement.  No amounts were accrued at March 31, 2010 and the Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  We primarily engage in the business of purchasing equipment and leasing or servicing it to third parties, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement.

We completed our operating period on April 30, 2010 and have entered our liquidation period effective May 1, 2010. During our liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. As leased equipment is sold, we will incur gains or losses on these sales.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2009:

Telecommunications Equipment

On March 17, 2010, we, through our wholly-owned subsidiary, ICON Global Crossing, and Global Crossing agreed to extend our lease for the period April 1, 2010 to March 31, 2011.  In connection with the extension, ICON Global Crossing and Global Crossing agreed to a purchase option of $1 at the end of the lease for each schedule of equipment.

Materials Handling and Manufacturing Equipment

On February 22, 2010, we received notice that our leases with Saturn were being rejected by GM in conjunction with GM’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, filed on June 1, 2009, in which Saturn was named as a debtor and that the monthly lease payments would cease effective March 1, 2010. In March 2010, we sold all of the equipment subject to lease with Saturn to unaffiliated third parties for approximately $145,000 and recorded a gain on sale of approximately $54,000.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of March 31, 2010. See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly.  Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties.  In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us.  As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, there can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows.  During the three months ended March 31, 2010, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charges and there is no information that would cause our Manager to take an impairment charge on any of our transactions at this time.

Results of Operations for the Three Months Ended March 31, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change
Rental income	$2,139,836	$3,821,830	$(1,681,994)
Finance income	1,344,221	-	1,344,221
Servicing income	1,489,289	917,735	571,554
Income from investments in joint ventures	695,302	1,006,581	(311,279)
Net gain on sales of equipment and unguaranteed residual values	194,607	128,543	66,064
Interest and other income	39,582	59,132	(19,550)

Total revenue	$5,902,837	$5,933,821	$(30,984)

Total revenue for the 2010 Quarter decreased $30,984, or 0.5%, as compared to the 2009 Quarter.  Rental income decreased due to the October 30, 2009 bareboat charter restructurings of ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), which resulted in the bareboat charters being reclassified from operating leases to finance leases. This decrease in rental income was partially offset by the consolidation of the results of operations of ICON Global Crossing effective September 30, 2009. Income from investments in joint ventures decreased as ICON Global Crossing is no longer accounted for as a joint venture.  These decreases were partially offset by an increase in finance income resulting from the bareboat charter restructurings of ICON Containership I and ICON Containership II and an increase in service income as a result of the operations of Pretel, which we acquired on January 30, 2009.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change
Management fees - Manager	$229,085	$348,650	$(119,565)
Administrative expense reimbursements - Manager	195,927	290,789	(94,862)
General and administrative	1,500,109	1,469,476	30,633
Interest	8,578	178,393	(169,815)
Depreciation and amortization	1,657,130	1,971,474	(314,344)

Total expenses	$3,590,829	$4,258,782	$(667,953)

Total expenses for the 2010 Quarter decreased $667,953, or 15.7%, as compared to the 2009 Quarter. Depreciation and amortization expense decreased due to the reclassification of the ICON Containership I and ICON Containership II bareboat charters to finance leases, at which time we ceased recording depreciation expense, and the sale of equipment on lease to Anchor Tool & Die Co. (“Anchor”) on September 30, 2009. This decrease in depreciation and amortization expense was partially offset by the consolidation of the results of operations of ICON Global Crossing effective September 30, 2009. Interest expense decreased as a result of our July 1, 2009 repayment of the outstanding balance of the non-recourse long-term debt obligations of ICON Containership I and ICON Containership II.  Management fees and administrative expense reimbursements decreased as a result of a decline in the assets under management for the 2010 Quarter as compared to the 2009 Quarter.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Quarter was consistent with that reported for the 2009 Quarter.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2010 Quarter and the 2009 Quarter was $2,208,827 and $1,592,815, respectively.  Net income attributable to us per weighted average additional share of limited liability company interests outstanding (“Share”) for the 2010 Quarter and the 2009 Quarter was $14.75 and $10.64, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2010 compared to December 31, 2009.

Total Assets

Total assets decreased $1,265,001, from $77,033,616 at December 31, 2009 to $75,768,615 at March 31, 2010. The decrease was primarily due to the depreciation of our leased equipment and fixed assets and distributions to our members and noncontrolling interests. These decreases were partially offset by cash collected from our operating leases.

Current Assets

Current assets increased $2,520,012, from $4,036,025 at December 31, 2009 to $6,556,037 at March 31, 2010.  The increase was primarily due to an increase in cash and cash equivalents as a result of proceeds from additional borrowings from the revolving line of credit and an increase in the current portion of our net investment in finance leases as a result of the change in lease classification of our lease with Global Crossing. This increase was partially offset by a decrease in other current assets, which was primarily due to a decrease in accrued income and prepaid expenses of Pretel.

Total Liabilities

Total liabilities increased $378,470, from $2,101,663 at December 31, 2009 to $2,480,133 at March 31, 2010.  The increase was primarily due to an increase in our obligation under our revolving line of credit as a result of an additional $600,000 borrowed during the 2010 Quarter, partially offset by a decrease in accrued expenses and other liabilities, which was primarily the result of decreased accrued expenses of Pretel.

Equity

Equity decreased $1,643,471, from $74,931,953 at December 31, 2009 to $73,288,482 at March 31, 2010. The decrease was primarily due to distributions paid to our members and noncontrolling interests, which were partially offset by our net income reported in the 2010 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $2,744,812 and $2,428,058, respectively.  During our operating period, which ended on April 30, 2010, our main sources of cash have been the collection of rentals on non-leveraged operating leases and proceeds from sales of equipment.  Our main uses of cash during our operating period have been investing in equipment and leasing it to third parties as well as distributions to our members. During our liquidation period, which we entered May 1, 2010, we expect our main sources of liquidity to remain the same and our main use of liquidity to be distributions to our members.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

On May 1, 2010, we entered our liquidation period. During this period, we anticipate that cash generated by our investing activities will become a more significant source of our liquidity as we begin to sell off assets in the normal course of business. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for at least the next twelve months, including distributions to our members, the repayment of principal and interest on our non-recourse debt obligations, general and administrative expenses, management fees and administrative expense reimbursements.  We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.  In addition, our revolving line of credit had $29,300,000 available as of March 31, 2010 (see Note 6 to our consolidated financial statements).

We anticipate being able to meet our liquidity requirements into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 1.0% of the gross offering proceeds.  As of March 31, 2010, the cash reserve was $1,449,945.

Cash Flows

The following table sets forth summary cash flow data:

	Three Months Ended March 31,
	2010	2009

Net cash provided by (used in):

Operating activities	$2,102,584	$2,630,701
Investing activities	1,311,979	874,352
Financing activities	(3,037,599)	(4,222,197)
Effects of exchange rates on cash and cash equivalents	(60,210)	(2,398)

Net increase (decrease) in cash and cash equivalents	$316,754	$(719,542)

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities decreased $528,117, from $2,630,701 in the 2009 Quarter to $2,102,584 in the 2010 Quarter.  The decrease was primarily due to a decrease in rental income due to the sale of the equipment previously on lease to Anchor and Saturn.

Investing Activities

Cash provided by investing activities increased $437,627, from $874,352 in the 2009 Quarter to $1,311,979 in the 2010 Quarter.  The increase was primarily due to net proceeds of approximately $455,000 that we received during the 2010 Quarter in connection with the sale of equipment and unguaranteed residual values as compared to approximately $229,000 in the 2009 Quarter.  In addition, we received greater distributions in excess of profits from our joint ventures during the 2010 Quarter as compared to the 2009 Quarter.

Financing Activities

Cash used in financing activities decreased $1,184,598, from $4,222,197 in the 2009 Quarter to $3,037,599 in the 2010 Quarter.  The decrease was primarily due to the repayment of $731,700 on our revolving line of credit during the 2009 Quarter, as compared to additional net borrowings of $600,000 in the 2010 Quarter.

Non-Recourse Long-Term Debt

We had no non-recourse long-term debt obligations at March 31, 2010.  All of our non-recourse obligations were repaid as of July 1, 2009.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period.  We paid distributions to our Manager, additional members and noncontrolling interests of $32,187, $3,186,544 and $418,868, respectively, for the 2010 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2010, we had no non-recourse debt obligations as our outstanding non-recourse long-term indebtedness was repaid on July 1, 2009.  We had $700,000 in outstanding borrowings under the Facility at March 31, 2010.  Subsequent to March 31, 2010, we borrowed an additional $650,000, which increased our outstanding loan balance under the Facility to $1,350,000.

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts were accrued at March 31, 2010 and our Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits and complaints filed against us.  In our Manager’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position, cash flows or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Shares during the three months ended March 31, 2010.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Formation of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on February 28, 2003 (File No. 333-103503)).

4.1
Amended and Restated Operating Agreement of Registrant (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2003 (File No. 333-103503)).

10.1
Commercial Loan Agreement, dated as of August 31, 2005, by and among California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2
Loan Modification Agreement, dated as of December 26, 2006, between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 26, 2006).

10.3
Loan Modification Agreement, dated as of June 20, 2007, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 12, 2009).

10.4
Third Loan Modification Agreement, dated as of May 1, 2008, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 19, 2008).

10.5
Fourth Loan Modification Agreement, dated as of August 12, 2009, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 14, 2009).

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

May 13, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

May 13, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

May 13, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

23