Form 10-Q
period 2010-06-30
ICON INCOME FUND TEN LLC
filed 2010-08-13
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 6, 2010 is 148,211.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	June 30,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$2,350,898	$2,428,058
Current portion of net investment in finance leases	1,836,126	-
Service contracts receivable	428,237	569,447
Equipment held for sale or lease, net	23,393	23,350
Other current assets	963,010	1,015,170

Total current assets	5,601,664	4,036,025

Non-current assets:
Net investment in finance leases, less current portion	33,776,207	31,808,689
Leased equipment at cost (less accumulated depreciation of
$12,096,245 and $11,201,367, respectively)	6,396,806	11,134,806
Fixed assets (less accumulated depreciation of
$2,729,691 and $2,107,900, respectively)	3,463,733	4,442,732
Investments in joint ventures	24,715,080	25,243,236
Investments in unguaranteed residual values	204,466	290,331
Other non-current assets, net	76,096	77,797

Total non-current assets	68,632,388	72,997,591

Total Assets	$74,234,052	$77,033,616

Liabilities and Equity

Current liabilities:
Revolving line of credit, recourse	$1,350,000	$100,000
Deferred revenue	234,725	241,851
Due to Manager and affiliates	975,093	131,351
Accrued expenses and other current liabilities	1,204,563	1,628,461

Total Liabilities	3,764,381	2,101,663

Commitments and contingencies (Note 11)

Equity:
Members' Equity:
Additional Members	71,861,359	75,332,248
Manager	(586,559)	(551,499)
Accumulated other comprehensive loss	(2,222,144)	(1,879,919)

Total Members' Equity	69,052,656	72,900,830

Noncontrolling Interests	1,417,015	2,031,123

Total Equity	70,469,671	74,931,953

Total Liabilities and Equity	$74,234,052	$77,033,616

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Rental income	$1,395,422	$3,893,042	$3,535,258	$7,714,872
Finance income	1,398,737	-	2,742,958	-
Servicing income	1,308,802	1,594,485	2,798,091	2,566,220
Income from investments in joint ventures	713,754	1,106,149	1,409,056	2,112,730
Net (loss) gain on sales of equipment and unguaranteed residual values	(35,637)	(53,688)	158,970	74,855
Interest and other income	50,624	9,446	90,206	14,578

Total revenue	4,831,702	6,549,434	10,734,539	12,483,255

Expenses:
Management fees - Manager	208,056	330,798	437,141	679,448
Administrative expense reimbursements - Manager	282,593	420,985	478,520	711,774
General and administrative	1,802,413	1,689,043	3,302,522	3,158,519
Interest	10,091	34,446	18,669	212,839
Loss on guaranty	807,057	-	807,057	-
Depreciation and amortization	1,293,902	2,234,502	2,951,032	4,205,976

Total expenses	4,404,112	4,709,774	7,994,941	8,968,556

Net income	427,590	1,839,660	2,739,598	3,514,699

Less: Net income attributable to noncontrolling interests	70,743	75,258	173,924	157,482

Net income attributable to Fund Ten	$356,847	$1,764,402	$2,565,674	$3,357,217

Net income attributable to Fund Ten allocable to:
Additional Members	$353,279	$1,746,758	$2,540,018	$3,323,645
Manager	3,568	17,644	25,656	33,572

	$356,847	$1,764,402	$2,565,674	$3,357,217

Weighted average number of additional
shares of limited liability company interests outstanding	148,211	148,231	148,211	148,231

Net income attributable to Fund Ten per weighted
average additional share of limited liability company interests outstanding	$2.38	$11.78	$17.14	$22.42

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
				Accumulated
	Additional Shares			Other	Total
	of Limited Liability	Additional		Comprehensive	Members'	Noncontrolling	Total
	Company Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2009	148,211	$75,332,248	$(551,499)	$(1,879,919)	$72,900,830	$2,031,123	$74,931,953

Comprehensive income:
Net income	-	2,186,739	22,088	-	2,208,827	103,181	2,312,008
Change in valuation of interest
rate swap contracts	-	-	-	(36,766)	(36,766)	-	(36,766)
Currency translation adjustments	-	-	-	(281,114)	(281,114)	-	(281,114)
Total comprehensive income	-	-	-	(317,880)	1,890,947	103,181	1,994,128
Cash distributions	-	(3,186,544)	(32,187)	-	(3,218,731)	(418,868)	(3,637,599)

Balance, March 31, 2010 (unaudited)	148,211	$74,332,443	$(561,598)	$(2,197,799)	$71,573,046	$1,715,436	$73,288,482

Comprehensive income:
Net income	-	353,279	3,568	-	356,847	70,743	427,590
Change in valuation of interest
rate swap contracts	-	-	-	(21,683)	(21,683)	-	(21,683)
Currency translation adjustments	-	-	-	(2,662)	(2,662)	-	(2,662)
Total comprehensive income	-	-	-	(24,345)	332,502	70,743	403,245
Cash distributions	-	(2,824,363)	(28,529)	-	(2,852,892)	(369,164)	(3,222,056)

Balance, June 30, 2010 (unaudited)	148,211	$71,861,359	$(586,559)	$(2,222,144)	$69,052,656	$1,417,015	$70,469,671

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,739,598	$3,514,699
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	-	(4,386,105)
Finance income	(2,742,958)	-
Income from investments in joint ventures	(1,409,056)	(2,112,730)
Net gain on sales of equipment and unguaranteed residual values	(158,970)	(74,855)
Depreciation and amortization	2,951,032	4,205,976
Loss on guaranty	807,057	-
Interest expense on non-recourse financing paid directly
to lenders by lessees	-	210,873
Loss on financial instruments	4,122	-
Changes in operating assets and liabilities:
Collection of finance leases	1,379,448	695,943
Restricted cash	-	65,740
Service contracts receivable	108,397	(1,152,138)
Other assets, net	(124,061)	(25,873)
Deferred revenue	(7,126)	(25,869)
Due to/from Manager and affiliates, net	39,699	(167,329)
Accrued expenses and other current liabilities	(350,479)	2,436,121
Distributions from joint ventures	287,923	2,119,337

Net cash provided by operating activities	3,524,626	5,303,790

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	480,149	299,273
Purchase of equipment	(3,236)	(1,154,418)
Distributions received from joint ventures in excess of profits	1,590,840	1,162,249

Net cash provided by investing activities	2,067,753	307,104

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	1,350,000	2,185,000
Repayments of revolving line of credit, recourse	(100,000)	-
Repayments of non-recourse long-term debt	-	(1,471,530)
Cash distributions to members	(6,071,623)	(6,438,334)
Distributions to noncontrolling interests	(788,032)	(542,661)

Net cash used in financing activities	(5,609,655)	(6,267,525)

Effects of exchange rates on cash and cash equivalents	(59,884)	-

Net decrease in cash and cash equivalents	(77,160)	(656,631)
Cash and cash equivalents, beginning of the period	2,428,058	3,784,794

Cash and cash equivalents, end of the period	$2,350,898	$3,128,163

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$-	$4,386,105
Transfer from net investment in finance leases to fixed assets	$-	$6,829,746
Transfer from leased equipment at cost to net investment in finance leases	$2,440,135	$-

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
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

The manager of the LLC is ICON Capital Corp., a Delaware corporation (the “Manager”).  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC entered into pursuant to the terms of the LLC’s amended and restated operating agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

Effective April 30, 2010, the LLC completed its operating period. On May 1, 2010, the LLC entered its liquidation period during which the LLC will sell its assets in the normal course of business. If the Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, the Manager may do so. The Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

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
June 30, 2010
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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIEs. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the LLC’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), amending Accounting Standards Codification 820. ASU 2010-06 requires new disclosures and clarifies existing disclosures on fair value measurements.  It requires new disclosures including (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers and (ii) separate presentation of information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This update also clarifies existing disclosures requiring the LLC to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the LLC’s consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2010	2009
Minimum rents receivable, net	$56,911,939	$55,821,635
Estimated residual values	7,300,005	7,300,000
Unearned income	(28,599,611)	(31,312,946)
Net investment in finance leases	35,612,333	31,808,689

Less: Current portion of net investment in finance leases	1,836,126	-

Net investment in finance leases, less current portion	$33,776,207	$31,808,689

Telecommunications Equipment

On March 17, 2010, the LLC, through its wholly-owned subsidiary, ICON Global Crossing, LLC (“ICON Global Crossing”), and Global Crossing Telecommunications, Inc. (“Global Crossing”) agreed to extend the lease between the entities for the period beginning on April 1, 2010 and ending on March 31, 2011.  In connection with the extension, ICON Global Crossing and Global Crossing agreed to a purchase option of $1 at the end of the lease for each schedule of equipment. As of March 17, 2010, this lease has been classified as a finance lease.

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2010	2009
Telecommunications equipment	$13,884,669	$17,319,286
Manufacturing equipment	4,584,191	4,992,696
Information technology equipment	24,191	24,191
	18,493,051	22,336,173

Less: Accumulated depreciation	12,096,245	11,201,367

	$6,396,806	$11,134,806

Depreciation expense was $857,040 and $1,658,391 for the three months ended June 30, 2010 and 2009, respectively. Depreciation expense was $2,207,464 and $3,314,324 for the six months ended June 30, 2010 and 2009, respectively.

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

On July 28, 2009, the LLC terminated its lease with MW Monroe Plastics, Inc. (“Monroe”), and transferred title to the machining and metal working equipment to Cerion MPI, LLC (“MPI”), an affiliate of Monroe, in consideration for MPI transferring title to equipment of at least equal or greater fair market value to the LLC. Beginning August 1, 2009, the LLC entered into a lease with MPI for such equipment for a term of 41 months.  On July 26, 2010, the LLC, in consideration for all amounts due under the lease, sold the equipment to MPI and terminated the lease.

On July 26, 2010, the LLC, in consideration for all amounts due under the lease, sold the equipment it leased to MW Texas Die Casting, Inc. and terminated the lease.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(5)	Investments in Joint Ventures

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

The results of operations of ICON Mayon are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$1,549,555	$1,551,702	$3,106,995	$3,103,404
Net income	$691,136	$604,555	$1,255,373	$1,157,407
LLC's share of net income	$333,653	$314,991	$602,588	$604,647

(6)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement.  Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  At June 30, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at June 30, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(6)	Revolving Line of Credit, Recourse - continued

Aggregate borrowings by all Borrowers under the Facility amounted to $1,350,000 at June 30, 2010, all of which was borrowed by the LLC.  Subsequent to June 30, 2010, the LLC repaid the entire balance, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At June 30, 2010, the Borrowers were in compliance with all covenants.

(7)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC paid the Manager (i) management fees ranging from 1% to 5% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager was reimbursed for administrative expenses incurred in connection with the LLC’s operations.  The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.

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

Administrative expense reimbursements were costs incurred by the Manager or its affiliates that were necessary to the LLC’s operations.  These costs included the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that were charged to the LLC based upon the percentage of time such personnel dedicated to the LLC.  Excluded were salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2010	2009	2010	2009
ICON Capital Corp.	Manager	Management fees (1)	$208,056	$330,798	$437,141	$679,448
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	282,593	420,985	478,520	711,774
			$490,649	$751,783	$915,661	$1,391,222

(1) Amount charged directly to operations.

At June 30, 2010, the LLC had an obligation of $975,093 due to the Manager and affiliates, which consisted primarily of an accrued obligation in the amount of $807, 057 to Fund Twelve in connection with the credit support agreement (see Note 11) and a net payable of $168,036 due to the Manager for administrative expense reimbursements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

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

Interest Rate Risk

Interest rate derivatives are used to add stability to interest expense and to manage exposure to interest rate movements on the LLC’s variable non-recourse debt.  The strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC or joint ventures making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of June 30, 2010, the LLC had interests through joint ventures in three floating-to-fixed interest rate swaps relating to ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”) and ICON Mayon, LLC (“ICON Mayon”) designated and qualifying as cash flow hedges with an aggregate notional amount of approximately $50,562,000. These interest rate swaps have maturity dates ranging from July 25, 2011 to November 14, 2013.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(8)	Derivative Financial Instruments - continued

For these derivatives, the LLC records its interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of income (loss) from investments in joint ventures. During the six months ended June 30, 2010, the joint ventures recorded no hedge ineffectiveness in earnings.

 The LLC transferred $135,304 and $259,060 from AOCI to income from investments in joint ventures for the three and six months ended June 30, 2010. The LLC recognized $156,987 and $317,509 in AOCI for the three and six months ended June 30, 2010. The LLC transferred $148,754 and $369,205 from AOCI to income from investments in joint ventures for the three and six months ended June 30, 2009. The LLC recognized $119,012 and $92,574 in AOCI for the three and six months ended June 30, 2009.

At June 30, 2010, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of these interest rate swaps was approximately $448,000.

During the twelve months ending June 30, 2011, the LLC estimates that approximately $358,000 will be transferred from AOCI to income (loss) from investments in joint ventures.

Non-designated Derivatives

As of June 30, 2010, warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of June 30, 2010 and December 31, 2009:

		Asset Derivatives
		June 30,	December 31,
		2010	2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:

Warrants	Other non-current assets	$75,249	$79,371

The LLC’s derivative financial instruments not designated as hedging instruments generated a net loss recorded in general and administrative expense on the consolidated statements of operations for the three and six months ended June 30, 2010 of $2,333 and $4,122, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a net gain recorded in general and administrative expense on the consolidated statements of operations for the three and six months ended June 30, 2009 of $39,918 and $80,960, respectively. The net loss recorded for the three and six months ended June 30, 2010 was comprised of an unrealized loss relating to warrants.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(8)	Derivative Financial Instruments - continued

The net gain recorded for the three months ended June 30, 2009 was comprised of realized gains of $37,408 relating to interest rate swap contracts and $2,510 relating to warrants. The net gain recorded for the six months ended June 30, 2009 was comprised of $84,232 in realized gains relating to interest rate swap contracts and a realized loss of $3,272 relating to warrants.

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

AOCI includes accumulated losses on derivative financial instruments of joint ventures and currency translation adjustments of $447,875 and $1,774,269, respectively, at June 30, 2010 and accumulated losses on derivative financial instruments of joint ventures and currency translation adjustments of $389,426 and $1,490,493, respectively, at December 31, 2009.

Total comprehensive income for the three and six months ended June 30, 2010 was $403,245 and $2,397,373, which included: (i) net income of $427,590 and $2,739,598, (ii) the net change in unrealized loss on derivative financial instruments of $21,683 and $58,449 and (iii) unrealized loss on currency translation adjustments of $2,662 and $283,776, respectively. Total comprehensive income for the three and six months ended June 30, 2009 was $3,207,340 and $4,761,316, which included: (i) net income of $1,839,660 and $3,514,699, (ii) the net change in unrealized gain on derivative financial instruments of $267,768 and $276,631 and (iii) unrealized gains on currency translation adjustments of $1,099,912 and $969,986, respectively.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(10)	Fair Value Measurements - continued

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$75,249	$-	$75,249

Liabilities:	$-	$-	$-	$-

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

The LLC, Fund Eleven and Fund Twelve (collectively, the “Participating Funds”) entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any subsidiary of MW Universal, Inc. (“MWU”) are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement.  At June 30, 2010, the LLC accrued approximately $807,000  in connection with the obligation to Fund Twelve under the credit support agreement.

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

Overview

We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  We were primarily engaged in the business of purchasing equipment and leasing or servicing it to third parties, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, pursuant to the terms of our LLC Agreement. We completed our operating period on April 30, 2010 and entered our liquidation period effective May 1, 2010. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time, as will expenses related to our assets, such as depreciation and amortization expense. As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

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

On July 28, 2009, we terminated our lease with Monroe, and transferred title to the machining and metal working equipment to MPI, an affiliate of Monroe, in consideration for MPI transferring title to equipment of at least equal or greater fair market value to us. Beginning August 1, 2009, we entered into a lease with MPI for such equipment for a term of 41 months.  On July 26, 2010, we, in consideration for all amounts due under the lease, sold the equipment to MPI and terminated the lease.

On July 26, 2010, we, in consideration for all amounts due under the lease, sold the equipment we leased to MW Texas Die Casting, Inc. and terminated the lease.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of June 30, 2010. See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly.  Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties.  In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us.  As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, there can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows.  During the six months ended June 30, 2010, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charges and there is no information that would cause our Manager to take an impairment charge on any of our transactions at this time.

Results of Operations for the Three Months Ended June 30, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended June 30,
	2010	2009	Change
Rental income	$1,395,422	$3,893,042	$(2,497,620)
Finance income	1,398,737	-	1,398,737
Servicing income	1,308,802	1,594,485	(285,683)
Income from investments in joint ventures	713,754	1,106,149	(392,395)
Net loss on sales of equipment and unguaranteed residual values	(35,637)	(53,688)	18,051
Interest and other income	50,624	9,446	41,178

Total revenue	$4,831,702	$6,549,434	$(1,717,732)

Total revenue for the 2010 Quarter decreased $1,717,732, or 26.2%, as compared to the 2009 Quarter. Rental income decreased primarily due to the October 30, 2009 bareboat charter restructurings of ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), which resulted in the bareboat charters being reclassified from operating leases to finance leases, as well as from the sale on September 30, 2009 of all of the assets on lease to Anchor Tool & Die Co. (“Anchor”).  Income from investments in joint ventures decreased as ICON Global Crossing is no longer accounted for as a joint venture since its financial position and results of operations have been consolidated effective September 30, 2009. Servicing income, which relates to Pretel Group Limited (“Pretel”), decreased primarily as a result of the change in foreign exchange rates between April 1, 2010 and June 30, 2010.  These decreases were partially offset by an increase in finance income resulting from the aforementioned bareboat charter restructurings of ICON Containership I and ICON Containership II and from the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended June 30,
	2010	2009	Change
Management fees - Manager	$208,056	$330,798	$(122,742)
Administrative expense reimbursements - Manager	282,593	420,985	(138,392)
General and administrative	1,802,413	1,689,043	113,370
Interest	10,091	34,446	(24,355)
Loss on guaranty	807,057	-	807,057
Depreciation and amortization	1,293,902	2,234,502	(940,600)

Total expenses	$4,404,112	$4,709,774	$(305,662)

Total expenses for the 2010 Quarter decreased $305,662, or 6.5%, as compared to the 2009 Quarter. Depreciation and amortization expense decreased due to the reclassification of the ICON Containership I and ICON Containership II bareboat charters to finance leases, at which time we ceased recording depreciation expense on those assets, and the sale of all of the equipment on lease to Anchor on September 30, 2009. Management fees and administrative expense reimbursements decreased as a result of a decline in the assets under management for the 2010 Quarter as compared to the 2009 Quarter.  These decreases were partially offset by the loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Quarter was consistent with that reported for the 2009 Quarter.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2010 Quarter and the 2009 Quarter was $356,847 and $1,764,402, respectively.  Net income attributable to us per weighted average additional share of limited liability company interests outstanding (“Share”) for the 2010 Quarter and the 2009 Quarter was $2.38 and $11.78, respectively.

Results of Operations for the Six Months Ended June 30, 2010 (the “2010 Period”) and 2009 (the “2009 Period”)

Revenue for the 2010 Period and the 2009 Period is summarized as follows:

	Six Months Ended June 30,
	2010	2009	Change
Rental income	$3,535,258	$7,714,872	$(4,179,614)
Finance income	2,742,958	-	2,742,958
Servicing income	2,798,091	2,566,220	231,871
Income from investments in joint ventures	1,409,056	2,112,730	(703,674)
Net gain on sales of equipment and unguaranteed residual values	158,970	74,855	84,115
Interest and other income	90,206	14,578	75,628

Total revenue	$10,734,539	$12,483,255	$(1,748,716)

Total revenue for the 2010 Period decreased $1,748,716, or 14.0%, as compared to the 2009 Period. Rental income decreased due to the October 30, 2009 bareboat charter restructurings of ICON Containership I and ICON Containership II, which resulted in the bareboat charters being reclassified from operating leases to finance leases, as well as from the sale of all of the assets on lease to Anchor on September 30, 2009. This decrease in rental income was partially offset by the consolidation of the results of operations of ICON Global Crossing effective September 30, 2009. Income from investments in joint ventures decreased as ICON Global Crossing is no longer accounted for as a joint venture since its financial position and results of operations have been consolidated effective September 30, 2009.  These decreases were partially offset by an increase in finance income resulting from the bareboat charter restructurings of ICON Containership I and ICON Containership II and from the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010. Additionally, servicing income increased as a result of a full six months of activity from the operations of Pretel in the 2010 Period as compared to the 2009 Period as we acquired Pretel on January 30, 2009.

Expenses for the 2010 Period and the 2009 Period are summarized as follows:

	Six Months Ended June 30,
	2010	2009	Change
Management fees - Manager	$437,141	$679,448	$(242,307)
Administrative expense reimbursements - Manager	478,520	711,774	(233,254)
General and administrative	3,302,522	3,158,519	144,003
Interest	18,669	212,839	(194,170)
Loss on guaranty	807,057	-	807,057
Depreciation and amortization	2,951,032	4,205,976	(1,254,944)

Total expenses	$7,994,941	$8,968,556	$(973,615)

Total expenses for the 2010 Period decreased $973,615, or 10.9%, as compared to the 2009 Period. Depreciation and amortization expense decreased due to the reclassification of the ICON Containership I and ICON Containership II bareboat charters to finance leases, at which time we ceased recording depreciation expense on those assets, and the sale of all of the equipment on lease to Anchor on September 30, 2009. This decrease in depreciation and amortization expense was partially offset by the consolidation of the results of operations of ICON Global Crossing effective September 30, 2009. Management fees and administrative expense reimbursements decreased as a result of a decline in the assets under management for the 2010 Period as compared to the 2009 Period. Interest expense decreased as a result of our July 1, 2009 repayment of the outstanding balance of the non-recourse long-term debt obligations of ICON Containership I and ICON Containership II. These decreases were partially offset by the loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Period was consistent with that reported for the 2009 Period.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2010 Period and the 2009 Period was $2,565,674 and $3,357,217, respectively.  Net income attributable to us per weighted average additional Share for the 2010 Period and the 2009 Period was $17.14 and $22.42, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2010 compared to December 31, 2009.

Total Assets

Total assets decreased $2,799,564, from $77,033,616 at December 31, 2009 to $74,234,052 at June 30, 2010. The decrease was primarily due to the depreciation of our leased equipment and fixed assets and distributions to our members and noncontrolling interests. These decreases were partially offset by cash collected pursuant to our operating leases.

Current Assets

Current assets increased $1,565,639, from $4,036,025 at December 31, 2009 to $5,601,664 at June 30, 2010.  The increase was primarily due to an increase in the current portion of our net investment in finance leases as a result of the change in lease classification of our lease with Global Crossing. This increase was partially offset by a decrease in other current assets, which was primarily due to a decrease in accrued income and prepaid expenses of Pretel.

Total Liabilities

Total liabilities increased $1,662,718, from $2,101,663 at December 31, 2009 to $3,764,381 at June 30, 2010.  The increase was primarily due to an increase in our obligation under our revolving line of credit as a result of an additional $1,250,000 that we borrowed during the 2010 Period and due to our obligation in connection with the credit support agreement related to financing provided to the MWU subsidiaries, partially offset by a decrease in accrued expenses and other liabilities, which was primarily the result of decreased accrued expenses of Pretel.

Equity

Equity decreased $4,462,282, from $74,931,953 at December 31, 2009 to $70,469,671 at June 30, 2010. The decrease was primarily due to distributions paid to our members and noncontrolling interests, which were partially offset by the net income we reported in the 2010 Period.

Liquidity and Capital Resources

Summary

At June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $2,350,898 and $2,428,058, respectively.  During our operating period, which ended on April 30, 2010, our main sources of cash were the collection of rentals pursuant to our non-leveraged operating leases and proceeds from sales of equipment.  Our main uses of cash during our operating period were investing in equipment and leasing it to third parties and distributions to our members. During our liquidation period, which we entered May 1, 2010, we expect our main sources of liquidity to remain the same and our main use of liquidity to be distributions to our members.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

On May 1, 2010, we entered our liquidation period. During this period, we anticipate that cash generated by our investing activities will become a more significant source of our liquidity as we begin to sell assets in the normal course of business. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for at least the next twelve months, including distributions to our members, the repayment of principal and interest on our non-recourse debt obligations, general and administrative expenses, management fees and administrative expense reimbursements.  We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.  In addition, our revolving line of credit had $28,650,000 available as of June 30, 2010 (see Note 6 to our consolidated financial statements).

We anticipate being able to meet our liquidity requirements into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 1.0% of the gross offering proceeds.  As of June 30, 2010, the cash reserve was $1,449,945.

Cash Flows

The following table sets forth summary cash flow data:

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in):

Operating activities	$3,524,626	$5,303,790
Investing activities	2,067,753	307,104
Financing activities	(5,609,655)	(6,267,525)
Effects of exchange rates on cash and cash equivalents	(59,884)	-

Net decrease in cash and cash equivalents	$(77,160)	$(656,631)

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities decreased $1,779,164, from $5,303,790 in the 2009 Period to $3,524,626 in the 2010 Period.  The decrease was primarily due to a decrease in rental income due to the sale of the equipment previously on lease to Anchor and Saturn, the change in lease classification of our lease with Global Crossing and a decrease in the distributions received from our investments in joint ventures.

Investing Activities

Cash provided by investing activities increased $1,760,649, from $307,104 in the 2009 Period to $2,067,753 in the 2010 Period.  The increase was primarily due to approximately $3,000 used on the purchase of equipment in the 2010 Period as compared to approximately $1,154,000 used in the 2009 Period. In addition, we received net proceeds of approximately $480,000 during the 2010 Period from the sale of equipment and unguaranteed residual values as compared to approximately $299,000 in the 2009 Period and  distributions in excess of profits from our joint ventures of approximately $1,591,000 during the 2010 Period as compared to approximately $1,162,000 during the 2009 Period.

Financing Activities

Cash used in financing activities decreased $657,870, from $6,267,525 in the 2009 Period to $5,609,655 in the 2010 Period.  The change was due to repayments totaling approximately $1,472,000 of  non-recourse debt during the 2009 Period, which was offset by a decrease in borrowings under our revolving line of credit of approximately $835,000.

Non-Recourse Long-Term Debt

We had no non-recourse long-term debt obligations at June 30, 2010.  All of our non-recourse obligations were repaid as of July 1, 2009.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members and noncontrolling interests beginning the first month after each such member’s admission and the commencement of our joint venture operations, respectively, through April 30, 2010, the end of our operating period.  During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement.  We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments.  We paid distributions to our Manager, additional members and noncontrolling interests of $60,716, $6,010,907 and $788,032, respectively, during the 2010 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2010, we had no non-recourse debt obligations as our outstanding non-recourse long-term indebtedness was repaid on July 1, 2009.  We had $1,350,000 in outstanding borrowings under the Facility at June 30, 2010.  Subsequent to June 30, 2010, we repaid the entire balance, which reduced our outstanding loan balance to $0.

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. At June 30, 2010, we  accrued approximately $807,000 in connection with the obligation to Fund Twelve under the credit support agreement.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2010.

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

August 12, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

August 12, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

August 12, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

26