Form 10-Q
period 2010-09-30
ICON INCOME FUND TEN LLC
filed 2010-11-15
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 5, 2010 is 148,211.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	September 30,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$3,765,201	$2,428,058
Current portion of net investment in finance leases	1,228,119	-
Service contracts receivable	531,352	569,447
Equipment held for sale or lease, net	23,393	23,350
Other current assets	811,634	1,015,170

Total current assets	6,359,699	4,036,025

Non-current assets:
Net investment in finance leases, less current portion	34,816,795	31,808,689
Leased equipment at cost (less accumulated depreciation of
$11,756,921 and $11,201,367, respectively)	3,045,987	11,134,806
Fixed assets (less accumulated depreciation of
$3,303,301 and $2,107,900, respectively)	3,189,907	4,442,732
Investments in joint ventures	24,568,280	25,243,236
Investments in unguaranteed residual values	204,466	290,331
Other non-current assets, net	104,325	77,797

Total non-current assets	65,929,760	72,997,591

Total Assets	$72,289,459	$77,033,616

Liabilities and Equity

Current liabilities:
Revolving line of credit, recourse	$-	$100,000
Deferred revenue	-	241,851
Due to Manager and affiliates	153,038	131,351
Accrued expenses and other current liabilities	1,403,731	1,628,461

Total Liabilities	1,556,769	2,101,663

Commitments and contingencies (Note 11)

Equity:
Members' Equity:
Additional Members	72,247,154	75,332,248
Manager	(582,662)	(551,499)
Accumulated other comprehensive loss	(2,024,549)	(1,879,919)

Total Members' Equity	69,639,943	72,900,830

Noncontrolling Interests	1,092,747	2,031,123

Total Equity	70,732,690	74,931,953

Total Liabilities and Equity	$72,289,459	$77,033,616

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Rental income	$1,263,224	$3,916,066	$4,798,482	$11,630,938
Finance income	1,437,338	-	4,180,296	-
Servicing income	1,252,101	1,483,037	4,050,192	4,049,257
Income from investments in joint ventures	733,028	924,856	2,142,084	3,037,586
Net gain on sales of equipment and unguaranteed residual values	942,208	1,267,808	1,101,178	1,342,663
Interest and other income	97,034	52,751	187,240	67,329

Total revenue	5,724,933	7,644,518	16,459,472	20,127,773

Expenses:
Management fees - Manager	183,858	318,417	620,999	997,865
Administrative expense reimbursements - Manager	150,481	192,321	629,001	904,095
General and administrative	1,579,499	2,262,642	4,882,021	5,421,161
Interest	7,933	-	26,602	212,839
Loss on guaranty	34,973	-	842,030	-
Depreciation and amortization	1,203,640	2,731,973	4,154,672	6,937,949

Total expenses	3,160,384	5,505,353	11,155,325	14,473,909

Net income	2,564,549	2,139,165	5,304,147	5,653,864

Less: Net income attributable to noncontrolling interests	83,953	83,147	257,877	240,629

Net income attributable to Fund Ten	$2,480,596	$2,056,018	$5,046,270	$5,413,235

Net income attributable to Fund Ten allocable to:
Additional Members	$2,455,790	$2,035,458	$4,995,808	$5,359,103
Manager	24,806	20,560	50,462	54,132

	$2,480,596	$2,056,018	$5,046,270	$5,413,235

Weighted average number of additional
shares of limited liability company interests outstanding	148,211	148,214	148,211	148,226

Net income attributable to Fund Ten per weighted
average additional share of limited liability company interests outstanding	$16.57	$13.73	$33.71	$36.15

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity

	Additional Shares
	of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Manager	Comprehensive Loss	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	148,211	$75,332,248	$(551,499)	$(1,879,919)	$72,900,830	$2,031,123	$74,931,953

Comprehensive income:
Net income	-	2,186,739	22,088	-	2,208,827	103,181	2,312,008
Change in valuation of interest
rate swap contracts	-	-	-	(36,766)	(36,766)	-	(36,766)
Currency translation adjustments	-	-	-	(281,114)	(281,114)	-	(281,114)
Total comprehensive income	-	-	-	(317,880)	1,890,947	103,181	1,994,128
Cash distributions	-	(3,186,544)	(32,187)	-	(3,218,731)	(418,868)	(3,637,599)

Balance, March 31, 2010 (unaudited)	148,211	74,332,443	(561,598)	(2,197,799)	71,573,046	1,715,436	73,288,482

Comprehensive income:
Net income	-	353,279	3,568	-	356,847	70,743	427,590
Change in valuation of interest
rate swap contracts	-	-	-	(21,683)	(21,683)	-	(21,683)
Currency translation adjustments	-	-	-	(2,662)	(2,662)	-	(2,662)
Total comprehensive income	-	-	-	(24,345)	332,502	70,743	403,245
Cash distributions	-	(2,824,363)	(28,529)	-	(2,852,892)	(369,164)	(3,222,056)

Balance, June 30, 2010 (unaudited)	148,211	71,861,359	(586,559)	(2,222,144)	69,052,656	1,417,015	70,469,671

Comprehensive income:
Net income	-	2,455,790	24,806	-	2,480,596	83,953	2,564,549
Change in valuation of interest
rate swap contracts	-	-	-	(23,943)	(23,943)	-	(23,943)
Currency translation adjustments	-	-	-	221,538	221,538	-	221,538
Total comprehensive income	-	-	-	197,595	2,678,191	83,953	2,762,144
Cash distributions	-	(2,069,995)	(20,909)	-	(2,090,904)	(408,221)	(2,499,125)

Balance, September 30, 2010 (unaudited)	148,211	$72,247,154	$(582,662)	$(2,024,549)	$69,639,943	$1,092,747	$70,732,690

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,304,147	$5,653,864
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	-	(4,386,104)
Finance income	(4,180,296)	-
Income from investments in joint ventures	(2,142,084)	(3,037,586)
Net gain on sales of equipment and unguaranteed residual values	(1,101,178)	(1,342,663)
Depreciation and amortization	4,154,672	6,937,949
Interest expense on non-recourse financing paid directly to lenders by lessees	-	196,304
Loss on financial instruments	6,410	-
Changes in operating assets and liabilities:
Collection of finance leases	2,384,206	695,943
Restricted cash	-	226,882
Service contracts receivable	27,575	(528,985)
Other assets, net	193,362	(497,263)
Deferred revenue	(241,851)	(42,233)
Due to/from Manager and affiliates, net	22,144	(152,190)
Accrued expenses and other current liabilities	(211,003)	2,129,001
Distributions from joint ventures	406,369	1,520,592

Net cash provided by operating activities	4,622,473	7,373,511

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	3,851,949	2,123,339
Purchase of equipment	(3,236)	(1,091,691)
Distributions received from joint ventures in excess of profits	2,328,278	3,394,319

Net cash provided by investing activities	6,176,991	4,425,967

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	1,350,000	2,185,000
Repayments of revolving line of credit, recourse	(1,450,000)	(2,185,000)
Repayments of non-recourse long-term debt	-	(2,817,772)
Cash distributions to members	(8,162,527)	(9,657,211)
Distributions to noncontrolling interests	(1,196,253)	(806,529)
Shares of limited liability company interests redeemed	-	(14,798)

Net cash used in financing activities	(9,458,780)	(13,296,310)

Effects of exchange rates on cash and cash equivalents	(3,541)	75,383

Net increase (decrease) in cash and cash equivalents	1,337,143	(1,421,449)
Cash and cash equivalents, beginning of the period	2,428,058	3,784,794

Cash and cash equivalents, end of the period	$3,765,201	$2,363,345

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt directly to lenders by lessees	$-	$4,386,104
Transfer from net investment in finance leases to fixed assets	$-	$6,829,746
Transfer from leased equipment at cost to net investment in finance leases	$2,440,135	$-
Transfer from investments in unguaranteed residual values to leased equipment at cost	$-	$52,722

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
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

Effective April 30, 2010, the LLC completed its operating period. On May 1, 2010, the LLC entered its liquidation period, during which the LLC will sell its assets in the normal course of business. If the Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, the Manager may do so. The Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

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
September 30, 2010
(unaudited)

(2)	Basis of Presentation and Consolidation - continued

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIEs. The adoption of this guidance did not have a material effect on the LLC’s consolidated financial statements as of September 30, 2010.

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

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2010	2009
Minimum rents receivable, net	$55,907,186	$55,821,635
Estimated residual values	7,300,000	7,300,000
Unearned income	(27,162,272)	(31,312,946)
Net investment in finance leases	36,044,914	31,808,689

Less: Current portion of net investment in finance leases	1,228,119	-

Net investment in finance leases, less current portion	$34,816,795	$31,808,689

Telecommunications Equipment

On March 17, 2010, the LLC, through its wholly-owned subsidiary, ICON Global Crossing, LLC (“ICON Global Crossing”), and Global Crossing Telecommunications, Inc. (“Global Crossing”) agreed to extend the lease between the entities for the period beginning on April 1, 2010 and ending on March 31, 2011.  In connection with the extension, ICON Global Crossing and Global Crossing agreed to a purchase option of $1 at the end of the lease for each schedule of equipment, resulting in the reclassification of the lease to a finance lease.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2010	2009
Telecommunications equipment	$13,884,669	$17,319,286
Manufacturing equipment	894,048	4,992,696
Information technology equipment	24,191	24,191
	14,802,908	22,336,173

Less: Accumulated depreciation	11,756,921	11,201,367

	$3,045,987	$11,134,806

Depreciation expense was $766,862 and $1,639,285 for the three months ended September 30, 2010 and 2009, respectively. Depreciation expense was $2,974,326 and $4,953,609 for the nine months ended September 30, 2010 and 2009, respectively.

Manufacturing Equipment

On February 22, 2010, the LLC received notice that its leases with Saturn Corporation (“Saturn”) were being rejected by General Motors Corporation (“GM”) in conjunction with GM’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, filed on June 1, 2009, in which Saturn was named as a debtor, and that the monthly lease payments would cease effective March 1, 2010.  In March 2010, the LLC sold all of the equipment subject to lease with Saturn to unaffiliated third parties for approximately $145,000 and recorded a gain on sale of approximately $54,000.

On July 26, 2010, the LLC sold the machining and metal working equipment subject to lease with Cerion MPI, LLC (“MPI”), an affiliate of MW Monroe Plastics, Inc., to MPI for approximately $1,571,000, which represented all amounts due under the lease, and simultaneously terminated the lease. The LLC recorded a gain on sale of $365,120.

On July 26, 2010, the LLC sold the machining and metal working equipment subject to lease with MW Texas Die Casting, Inc. (“Texas Die”), an affiliate of MW Universal, Inc. (“MWU”), to Texas Die for approximately $1,844,000, which represented all amounts due under the lease, and simultaneously terminated the lease. The LLC recorded a gain on sale of $520,959.

The LLC, ICON Leasing Fund Eleven, LLC (“Fund Eleven”),  and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (collectively, the “Participating Funds”) entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any subsidiary of MWU would be shared among the Participating Funds in proportion to their respective capital investments. As contemplated by the credit support agreement, on September 30, 2010, the Participating Funds terminated the credit support agreement and the LLC contributed assets in the form of a cash payment in the amount of approximately $842,000 to Fund Twelve in connection with the extinguishment of the Participating Funds' obligation thereunder. The methodology used to determine the settlement amount that the LLC paid was at the discretion of the Manager. As a result, the LLC recorded a loss of approximately $842,000 in connection with the termination of the credit support agreement during the nine months ended September 30, 2010.

Telecommunications Equipment

On October 29, 2010, upon the conclusion of the lease and in accordance with the terms of the lease, ICON Global Crossing II, LLC (“ICON Global Crossing II”), a joint venture owned 72.34% by the LLC, 13.26% by Fund Eleven, and 14.40% by ICON Income Fund Nine, LLC (“Fund Nine”), sold telecommunications equipment subject to lease with Global Crossing to Global Crossing for the aggregate amount of approximately $3,298,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(5)	Investments in Joint Ventures

   ICON Mayon, LLC

On June 26, 2007, the LLC and  Fund Twelve formed ICON Mayon, LLC (“ICON Mayon”), with ownership interests of 49% and 51%, respectively.  On July 24, 2007, ICON Mayon purchased a 98,507 deadweight ton Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”).  The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp.  Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007.  The total capital contributions made to ICON Mayon were approximately $16,020,000, of which the LLC’s share was approximately $7,548,000.

The results of operations of ICON Mayon are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$1,549,555	$1,551,702	$4,656,550	$4,655,106
Net income	$709,707	$618,919	$1,965,081	$1,776,326
LLC's share of net income	$366,583	$322,130	$1,019,368	$926,777

(6)	Revolving Line of Credit, Recourse

The LLC and certain other entities managed by the Manager, ICON Income Fund Eight B L.P., Fund Nine, Fund Eleven, Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement.  Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  At September 30, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.
None of the Borrowers had any outstanding borrowings under the Facility at September 30, 2010.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At September 30, 2010, the Borrowers were in compliance with all covenants.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
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

The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment or loan payments from borrowers, re-leasing services in connection with equipment that is off-lease, inspections of the equipment, liaising with and general supervision of lessees and borrowers to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2010	2009	2010	2009
ICON Capital Corp.	Manager	Management fees (1)	$183,858	$318,417	$620,999	$997,865
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	150,481	192,321	629,001	904,095
			$334,339	$510,738	$1,250,000	$1,901,960

(1) Amount charged directly to operations.

At September 30, 2010, the LLC had an obligation of $153,038 due to the Manager and affiliates, which consisted primarily of a net payable of $150,481 due to the Manager for administrative expense reimbursements.

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
September 30, 2010
(unaudited)

(8)	Derivative Financial Instruments - continued

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

As of September 30, 2010, the LLC had interests through joint ventures in three floating-to-fixed interest rate swaps relating to ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”) and ICON Mayon, LLC (“ICON Mayon”) designated and qualifying as cash flow hedges with an aggregate notional amount of $46,700,885. These interest rate swaps have maturity dates ranging from July 25, 2011 to November 14, 2013.

For these derivatives, the LLC records its interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of income (loss) from investments in joint ventures. During the nine months ended September 30, 2010, the joint ventures recorded no hedge ineffectiveness in earnings.

 The LLC reclassified $121,486 and $380,546 from AOCI to income from investments in joint ventures for the three and nine months ended September 30, 2010. The LLC recognized $145,429 and $462,938 in AOCI for the three and nine months ended September 30, 2010. The LLC reclassified $159,787 and $528,991 from AOCI to income from investments in joint ventures for the three and nine months ended September 30, 2009. The LLC recognized $241,242 and $333,816 in AOCI for the three and nine months ended September 30, 2009.

At September 30, 2010, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of these interest rate swaps was approximately $472,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(8)	Derivative Financial Instruments - continued

During the twelve months ending September 30, 2011, the LLC estimates that approximately $337,000 will be reclassified from AOCI to income (loss) from investments in joint ventures.

Non-designated Derivatives

As of September 30, 2010, warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments and their classification within the LLC’s consolidated balance sheets as of September 30, 2010 and December 31, 2009:

Asset Derivatives
September 30,	December 31,
2010	2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:

Warrants	Other non-current assets	$72,961	$79,371

The LLC’s derivative financial instruments not designated as hedging instruments generated a net loss recorded in general and administrative expense on the consolidated statements of operations for the three and nine months ended September 30, 2010 of $2,288 and $6,410, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a net (loss) gain recorded in general and administrative expense on the consolidated statements of operations for the three and nine months ended September 30, 2009 of $(43,207) and $37,753, respectively. The net loss recorded for the three and nine months ended September 30, 2010 was comprised of an unrealized loss in the amount of $2,288 and $6,410, respectively, that is recorded in general and administrative expense and relates to warrants.

The net loss recorded for the three months ended September 30, 2009 was comprised of a realized loss in the amount of $10,588 that is recorded in interest expense and relates to interest rate swap contracts that matured during the quarter and an unrealized loss in the amount of $32,619 that is recorded in general and administrative expense and relates to warrants. The gain recorded for the nine months ended September 30, 2009 was comprised of $73,644 in unrealized gains that are recorded in interest expense and relate to interest rate swap contracts that matured during the period and an unrealized loss in the amount of $35,891 that is recorded in general and administrative expense and relates to warrants.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(9)	Accumulated Other Comprehensive Loss

AOCI included accumulated unrealized losses on derivative financial instruments of joint ventures and currency translation adjustments of $471,818 and $1,552,731, respectively, at September 30, 2010 and accumulated unrealized losses on derivative financial instruments of joint ventures and currency translation adjustments of $389,426 and $1,490,493, respectively, at December 31, 2009.

Total comprehensive income for the three and nine months ended September 30, 2010 was $2,762,144 and $5,159,517, which included: (i) net income of $2,564,549 and $5,304,147, (ii) a net change in unrealized loss on derivative financial instruments of $23,943 and $82,392 and (iii) unrealized gain (loss) on currency translation adjustments of $221,538 and ($62,238), respectively.

Total comprehensive income for the three and nine months ended September 30, 2009 was $1,961,253 and $6,722,569, which included: (i) net income of $2,139,165 and $5,653,864, (ii) a net change in unrealized (loss) gain on derivative financial instruments of ($81,456) and $195,175 and (iii) unrealized (loss) gain on currency translation adjustments of ($96,456) and $873,530, respectively.

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$72,961	$-	$72,961

Liabilities:	$-	$-	$-	$-

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(10)	Fair Value Measurements - continued

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

The Participating Funds entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any subsidiary of MWU would be shared among the Participating Funds in proportion to their respective capital investments. As contemplated by the credit support agreement, the credit support agreement was terminated on September 30, 2010 in connection with the extinguishment of the Participating Funds' obligations thereunder (see Note 4).

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2009:

Telecommunications Equipment

On March 17, 2010, we, through our wholly-owned subsidiary, ICON Global Crossing, and Global Crossing agreed to extend our lease for the period from April 1, 2010 to March 31, 2011.  In connection with the extension, ICON Global Crossing and Global Crossing agreed to a purchase option of $1 at the end of the lease for each schedule of equipment, resulting in the reclassification of the lease to a finance lease.

On October 29, 2010, upon the conclusion of the lease and in accordance with the terms of the lease, ICON Global Crossing II, a joint venture owned 72.34% by us, 13.26% by Fund Eleven, and 14.40% by Fund Nine, sold telecommunications equipment subject to lease with Global Crossing to Global Crossing for the aggregate amount of approximately $3,298,000.

Manufacturing Equipment

On February 22, 2010, we received notice that our leases with Saturn were being rejected by GM in conjunction with GM’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, filed on June 1, 2009, in which Saturn was named as a debtor, and that the monthly lease payments would cease effective March 1, 2010. In March 2010, we sold all of the equipment subject to lease with Saturn to unaffiliated third parties for approximately $145,000 and recorded a gain on sale of approximately $54,000.

On July 26, 2010, we sold the machining and metal working equipment subject to lease with MPI, an affiliate of MW Monroe Plastics, Inc., to MPI for approximately $1,571,000, which represented all amounts due under the lease, and simultaneously terminated the lease. We recorded a gain on sale of $365,120.

On July 26, 2010, we sold the machining and metal working equipment subject to lease with Texas Die, an affiliate of MWU, to Texas Die for approximately $1,844,000, which represented all amounts due under the lease, and simultaneously terminated the lease. We recorded a gain on sale of $520,959.

The Participating Funds entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any MWU subsidiary would be shared among the Participating Funds in proportion to their respective capital investments. As contemplated by the credit support agreement, on September 30, 2010, the Participating Funds terminated the credit support agreement and we contributed assets in the form of a cash payment in the amount of approximately $842,000 to Fund Twelve in connection with the extinguishment of the Participating Funds' obligations thereunder.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2010. See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

Since the onset of the recession that began in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly.  Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties.  In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us.  As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, there can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows.  During the nine months ended September 30, 2010, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charges and there is no information that would cause our Manager to take an impairment charge on any of our transactions at this time.

Results of Operations for the Three Months Ended September 30, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change
Rental income	$1,263,224	$3,916,066	$(2,652,842)
Finance income	1,437,338	-	1,437,338
Servicing income	1,252,101	1,483,037	(230,936)
Income from investments in joint ventures	733,028	924,856	(191,828)
Net gain on sales of equipment and unguaranteed residual values	942,208	1,267,808	(325,600)
Interest and other income	97,034	52,751	44,283

Total revenue	$5,724,933	$7,644,518	$(1,919,585)

Total revenue for the 2010 Quarter decreased $1,919,585, or 25.1%, as compared to the 2009 Quarter. Rental income decreased primarily due to the October 30, 2009 bareboat charter restructurings of ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), which resulted in the bareboat charters being reclassified from operating leases to finance leases. Our net gain on sales of equipment and unguaranteed residual values decreased primarily due to the sale of the automotive steering column production and assembly equipment (the “Automotive Equipment”) previously on lease to Anchor Tool & Die Co. (“Anchor”) on September 30, 2009, resulting in a gain of $1,189,000, whereas during the 2010 Quarter, we sold the equipment previously on lease to MPI and Texas Die for an aggregate gain of $886,079. Servicing income, which relates to Pretel Group Limited (“Pretel”), decreased primarily as a result of the change in foreign exchange rates within the 2010 Quarter as compared to within the 2009 Quarter. Income from investments in joint ventures decreased as ICON Global Crossing is no longer accounted for as a joint venture since its financial position and results of operations have been consolidated effective September 30, 2009.  These decreases were partially offset by an increase in finance income resulting from the aforementioned bareboat charter restructurings of ICON Containership I and ICON Containership II and from the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change
Management fees - Manager	$183,858	$318,417	$(134,559)
Administrative expense reimbursements - Manager	150,481	192,321	(41,840)
General and administrative	1,579,499	2,262,642	(683,143)
Interest	7,933	-	7,933
Loss on guaranty	34,973	-	34,973
Depreciation and amortization	1,203,640	2,731,973	(1,528,333)

Total expenses	$3,160,384	$5,505,353	$(2,344,969)

Total expenses for the 2010 Quarter decreased $2,344,969, or 42.6%, as compared to the 2009 Quarter. Depreciation and amortization expense decreased due to the reclassification of the ICON Containership I and ICON Containership II bareboat charters to finance leases, at which time we ceased recording depreciation expense on those assets, and the sale of all of the equipment on lease to Anchor on September 30, 2009. General and administrative expense decreased largely due to remarketing expenses of approximately $569,000 in connection with the sale of the Automotive Equipment previously on lease to Anchor during the 2009 Quarter. Management fees and administrative expense reimbursements decreased as a result of a decline in the assets under management during the 2010 Quarter as compared to the 2009 Quarter.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Quarter was consistent with that reported for the 2009 Quarter.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2010 Quarter and the 2009 Quarter was $2,480,596 and $2,056,018, respectively.  Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2010 Quarter and the 2009 Quarter was $16.57 and $13.73, respectively.

Results of Operations for the Nine Months Ended September 30, 2010 (the “2010 Period”) and 2009 (the “2009 Period”)

Revenue for the 2010 Period and the 2009 Period is summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Change
Rental income	$4,798,482	$11,630,938	$(6,832,456)
Finance income	4,180,296	-	4,180,296
Servicing income	4,050,192	4,049,257	935
Income from investments in joint ventures	2,142,084	3,037,586	(895,502)
Net gain on sales of equipment and unguaranteed residual values	1,101,178	1,342,663	(241,485)
Interest and other income	187,240	67,329	119,911

Total revenue	$16,459,472	$20,127,773	$(3,668,301)

Total revenue for the 2010 Period decreased $3,668,301, or 18.2%, as compared to the 2009 Period. Rental income decreased due to the October 30, 2009 bareboat charter restructurings of ICON Containership I and ICON Containership II, which resulted in the bareboat charters being reclassified from operating leases to finance leases, as well as from the sale of all of the assets on lease to Anchor on September 30, 2009.  Income from investments in joint ventures decreased as ICON Global Crossing is no longer accounted for as a joint venture since its financial position and results of operations have been consolidated effective September 30, 2009. Our net gain on sales of equipment and unguaranteed residual values decreased primarily due to the sale of the Automotive Equipment previously on lease to Anchor on September 30, 2009, resulting in a gain of $1,189,000, whereas during the 2010 Period, we sold the equipment previously on lease to MPI and Texas Die for an aggregate gain of $886,079.  These decreases were partially offset by an increase in finance income resulting from the bareboat charter restructurings of ICON Containership I and ICON Containership II and from the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010.

Expenses for the 2010 Period and the 2009 Period are summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Change
Management fees - Manager	$620,999	$997,865	$(376,866)
Administrative expense reimbursements - Manager	629,001	904,095	(275,094)
General and administrative	4,882,021	5,421,161	(539,140)
Interest	26,602	212,839	(186,237)
Loss on guaranty	842,030	-	842,030
Depreciation and amortization	4,154,672	6,937,949	(2,783,277)

Total expenses	$11,155,325	$14,473,909	$(3,318,584)

Total expenses for the 2010 Period decreased $3,318,584, or 22.9%, as compared to the 2009 Period. Depreciation and amortization expense decreased due to the reclassification of the ICON Containership I and ICON Containership II bareboat charters to finance leases, at which time we ceased recording depreciation expense on those assets, and the sale of all of the equipment on lease to Anchor on September 30, 2009. This decrease in depreciation and amortization expense was partially offset by the consolidation of the results of operations of ICON Global Crossing effective September 30, 2009. The decrease in general and administrative expense was largely due to remarketing expenses of approximately $569,000 during the 2009 Period in connection with the sale of the Automotive Equipment previously on lease to Anchor. Management fees and administrative expense reimbursements decreased as a result of a decline in the assets under management during the 2010 Period as compared to the 2009 Period. Interest expense decreased as a result of our July 1, 2009 repayment of the outstanding balance of the non-recourse long-term debt obligations of ICON Containership I and ICON Containership II.  These decreases were partially offset by the loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Period was consistent with that reported for the 2009 Period.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2010 Period and the 2009 Period was $5,046,270 and $5,413,235, respectively.  Net income attributable to us per weighted average additional Share outstanding for the 2010 Period and the 2009 Period was $33.71 and $36.15, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2010 compared to December 31, 2009.

Total Assets

Total assets decreased $4,744,157, from $77,033,616 at December 31, 2009 to $72,289,459 at September 30, 2010. The decrease was primarily due to the depreciation of our leased equipment and fixed assets, distributions to our members and noncontrolling interests and the settlement payment of our obligations to Fund Twelve under the credit support agreement. These decreases were partially offset by cash collected pursuant to our finance leases and the increase in value of our net investment in finance leases.

Current Assets

Current assets increased $2,323,674, from $4,036,025 at December 31, 2009 to $6,359,699 at September 30, 2010.  The increase was primarily due to cash proceeds received from the sale of equipment previously on lease to MPI and Texas Die and an increase in the current portion of our net investment in finance leases as a result of the change in lease classification of our lease with Global Crossing. This increase was partially offset by a decrease in other current assets, which was primarily due to a decrease in accrued income and prepaid expenses of Pretel.

Total Liabilities

Total liabilities decreased $544,894, from $2,101,663 at December 31, 2009 to $1,556,769 at September 30, 2010.  The decrease was primarily due to a reduction in accrued expenses and other current liabilities of Pretel. In addition, the decrease in deferred revenue was the result of the sale of equipment previously on lease to MPI and Texas Die during the 2010 Period.

Equity

Equity decreased $4,199,263, from $74,931,953 at December 31, 2009 to $70,732,690 at September 30, 2010. The decrease was primarily due to distributions paid to our members and noncontrolling interests, which were partially offset by the net income we reported in the 2010 Period.

Liquidity and Capital Resources

Summary

At September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $3,765,201 and $2,428,058, respectively.  During our operating period, which ended on April 30, 2010, our main sources of cash were the collection of rentals pursuant to our non-leveraged operating and finance leases and proceeds from sales of equipment.  Our main uses of cash during our operating period were investing in equipment and leasing it to third parties and distributions to our members. During our liquidation period, which we entered May 1, 2010, we expect our main sources of liquidity to remain the same and our main use of liquidity to be distributions to our members.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

On May 1, 2010, we entered our liquidation period. During this period, we anticipate that cash generated by our investing activities will become a more significant source of our liquidity as we begin to sell assets in the normal course of business. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, general and administrative expense, management fees and administrative expense reimbursements.  We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.  In addition, our revolving line of credit, which expires on June 30, 2011, had $30,000,000 available as of September 30, 2010 (see Note 6 to our consolidated financial statements).

We anticipate being able to meet our liquidity requirements into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 1.0% of the gross offering proceeds.  As of September 30, 2010, the cash reserve was $1,449,945.

Cash Flows

The following table sets forth summary cash flow data:

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):

Operating activities	$4,622,473	$7,373,511
Investing activities	6,176,991	4,425,967
Financing activities	(9,458,780)	(13,296,310)
Effects of exchange rates on cash and cash equivalents	(3,541)	75,383

Net increase (decrease) in cash and cash equivalents	$1,337,143	$(1,421,449)

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities decreased $2,751,038, from $7,373,511 in the 2009 Period to $4,622,473 in the 2010 Period.  The decrease was primarily due to a decrease in rental income due to the sale of the equipment previously on lease to Anchor and Saturn, and a decrease in the distributions received from our investments in joint ventures.

Investing Activities

Cash provided by investing activities increased $1,751,024, from $4,425,967 in the 2009 Period to $6,176,991 in the 2010 Period.  The increase was primarily due to our receipt of net proceeds of approximately $3,852,000 during the 2010 Period from the sale of equipment and unguaranteed residual values as compared to approximately $2,123,000 in the 2009 Period. In addition, approximately $3,000 was used for the purchase of equipment in the 2010 Period as compared to approximately $1,092,000 used in the 2009 Period.  This was partially offset by the decrease in distributions  received from our joint ventures in excess of profits to approximately $2,328,000 during the 2010 Period as compared to approximately $3,394,000 during the 2009 Period.

Financing Activities

Cash used in financing activities decreased $3,837,530, from $13,296,310 in the 2009 Period to $9,458,780 in the 2010 Period. The change was due to repayments totaling approximately $2,818,000 of the non-recourse debt outstanding related to the M/V ZIM Canada (the “ZIM Canada”) and the M/V ZIM Korea (the “ZIM Korea”) during the 2009 Period, and the decrease in cash distributions to members totaling approximately $1,495,000, partially offset by the increase in distributions to noncontrolling interests of approximately $390,000.

Non-Recourse Long-Term Debt

We had no non-recourse long-term debt obligations at September 30, 2010.  All of our non-recourse obligations were repaid as of July 1, 2009.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members and noncontrolling interests beginning the first month after each such member’s admission and the commencement of our joint venture operations, respectively, through April 30, 2010, the end of our operating period.  During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement.  We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments.  We paid distributions of $81,625, $8,080,902 and $1,196,253 to our Manager, additional members and noncontrolling interests, respectively, during the 2010 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2010, we had no non-recourse debt obligations as our outstanding non-recourse long-term indebtedness was repaid on July 1, 2009. We are a party to the Facility and had no borrowings under the Facility at September 30, 2010.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September  30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or redeem any Shares during the three months ended September 30, 2010.

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

November 12, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

November 12, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

November 12, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

26