Form 10-K
period 2010-12-31
ICON INCOME FUND TEN LLC
filed 2011-03-31
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Number of outstanding shares of limited liability company interests of the registrant on March 21, 2010 is 148,211.

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

Our manager is ICON Capital Corp., a Delaware corporation (our “Manager”).  Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions that we enter into pursuant to the terms of our amended and restated operating agreement (our “LLC Agreement”).  Additionally, our Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

Our offering period began in June 2003 and ended in April 2005.  Our initial capitalization was $1,000, which was contributed by our Manager.  We offered our shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital and we commenced operations on our initial closing date, August 22, 2003, when we issued 5,066 Shares, representing $5,065,736 of capital contributions.  Between August 23, 2003 and April 5, 2005, our final closing date, we sold 144,928 Shares representing $144,928,766 of capital contributions, bringing the total number of Shares sold and capital contributions to 149,994 and $149,994,502, respectively.  Through December 31, 2010, we redeemed 1,783 Shares, bringing the total number of outstanding Shares to 148,211.

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we entered our liquidation period, during which we are selling and will continue to sell our assets in the normal course of business. If our Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

Our Business

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  We primarily engage in the business of purchasing equipment and leasing or servicing it to third parties, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases were acquired for cash and were expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee were used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipated that the future value of the leased equipment will exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1)	Offering Period: We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2)
Operating Period: After the close of the offering period, we reinvested the cash generated from our initial investments to the extent that cash was not needed for our expenses, reserves and distributions to members. Effective April 30, 2010, we completed our operating period.

(3)
Liquidation Period:  On May 1, 2010, we entered our liquidation period, during which we are selling and will continue to sell our assets in the normal course of business. If our Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

At December 31, 2010 and 2009, we had total assets of $68,134,755 and $77,033,616, respectively.  For the year ended December 31, 2010, two lessees accounted for approximately 81.2% of our total rental and finance income of $10,962,545. We had net income attributable to us for the year ended December 31, 2010 of $6,205,816.  For the year ended December 31, 2009, two lessees accounted for approximately 69.3% of our total rental and finance income of $15,114,542. In January 2009, we acquired 51% of the business of Pretel Group Limited (“Pretel”). For the year ended December 31, 2010, Pretel generated $5,400,001 of our servicing income, which accounted for 25.6% of our total revenue of $21,089,852. For the year ended December 31, 2009, Pretel generated $5,716,849 of our servicing income, which accounted for 21.2% of our total revenue of $26,945,465.  We had net income attributable to us for the year ended December 31, 2009 of $6,218,546.  For the year ended December 31, 2008, three lessees accounted for approximately 79.7% of our total rental and finance income of $22,432,084.  We had net income attributable to us for the year ended December 31, 2008 of $12,593,752.

At December 31, 2010, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels

•
We own two container vessels, the M/V China Star and the M/V Dubai Star (f/k/a the M/V ZIM Canada and the M/V ZIM Korea, respectively) that are subject to bareboat charters with ZIM Israel Navigation Co. Ltd. (“ZIM”).  The charter for the M/V China Star expires on March 31, 2017 and the charter for the M/V Dubai Star expires on March 31, 2016.

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

Telecommunications Equipment

•
We have a 79.31% ownership interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased telecommunications equipment that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) that expires on March 31, 2011.

•
We have a 45% ownership interest in ICON Global Crossing V, LLC (“ICON Global Crossing V”), which purchased telecommunications equipment that is subject to a lease with Global Crossing.  The lease expired on December 31, 2010 and, in accordance with the lease terms, the telecommunications equipment was sold to Global Crossing on January 3, 2011.

Information Technology Equipment

•
We have a 75% ownership interest in the unguaranteed residual values of a portfolio of leases currently in effect and performing with various lessees in the United Kingdom.  The portfolio is mainly comprised of information technology equipment, including laptops, desktops and printers.

Bedside Entertainment and Communication Terminals

•
We own hospital bedside entertainment and communication terminals that were on lease to Premier Telecom Contracts Limited (“Premier Telecom”).  The equipment is installed in various hospitals located throughout the United Kingdom.  On January 30, 2009, we acquired 51% of Pretel, the ultimate parent of Premier Telecom. On June 30, 2010, we acquired the remaining 49% of Pretel.

Notes Receivable

•
We have a 12.25% ownership interest in ICON Northern Leasing, LLC ("ICON Northern Leasing"), which, in November 2008, purchased four promissory notes (the “Notes”) made by Northern Capital Associates XIV, L.P., as borrower, in favor of Merrill Lynch Commercial Finance Corp.  The Notes are secured by an underlying pool of leases for credit card machines.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2010, 2009 and 2008, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments, we competed, and as we seek to liquidate our portfolio, we compete with a variety of competitors, including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

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

The Internal Revenue Service (the “IRS”) may have deemed the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Shares for the life of the fund, which is anticipated to be at least ten years.

A public market does not exist for our Shares, and we do not anticipate that a public market will develop for our Shares. Our Shares are not currently and will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment that may last for at least 10 years.

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

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot ensure that:

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

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2010, our Manager is managing seven other public equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

•	our Manager may have received more fees for making investments in which we incurred indebtedness to fund these investments than if indebtedness was not incurred;
•	our LLC Agreement does not prohibit our Manager or any of our affiliates from competing with us for investments and engaging in other types of business;
•	our Manager may have had opportunities to earn fees for referring a prospective investment opportunity to others;
•	the lack of separate legal representation for us and our Manager and lack of arm’s-length negotiations regarding compensation payable to our Manager;
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

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, were resolved by our Manager’s investment committee, which also serves as the investment committee for other funds managed by our Manager. Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us and our Manager and our affiliates involving investment opportunities, may not have been as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund, our Manager’s investment committee allocated the investment to a fund (which includes us) after taking into consideration at least the following factors:

•	whether the fund had the cash required for the investment;
•	whether the amount of debt to be incurred with respect to the investment is acceptable for the fund;
•	the effect the investment would have on the fund’s cash flow;
•	whether the investment would further diversify, or unduly concentrate, the fund’s investments in a particular lessee/borrower, class or type of equipment, location, industry, etc.;
•	whether the term of the investment was within the term of the fund; and
•	which fund had been seeking investments for the longest period of time.

Notwithstanding the foregoing, our Manager’s investment committee may have made exceptions to these general policies when, in our Manager’s judgment, other circumstances made application of these policies inequitable or economically undesirable. In addition, our LLC Agreement permits our Manager and our affiliates to engage in equipment acquisitions, financing secured loans, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

Our Manager’s officers and employees manage other businesses and did not devote their time exclusively to managing us and our business.

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

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

We are indirectly subject to a number of uncertainties associated with the industries of our lessees, borrowers, and other counterparties. We invested in a pool of equipment by, among other things, acquiring equipment subject to lease, purchasing equipment and leasing equipment to third-party end users, financing equipment for third-party end users, acquiring ownership rights to items of leased equipment at lease expiration, and acquiring interests or options to purchase interests in the residual value of equipment. The lessees, borrowers, and other counterparties to these transactions operate in a variety of industries. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’, borrowers’, and other counterparties’ businesses and operations. If such risks or uncertainties were to affect our lessees, borrowers, or other counterparties, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

Because we borrowed and may in the future borrow money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage resulted in our ability to make more investments with less risk than if leverage was not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings are non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a senior secured revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

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

A significant part of the value of a significant portion of the equipment that we invested in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment).  Generally, equipment is expected to decline in value over its useful life. In making these types of investments, we assume a residual value for the equipment at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment. However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

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

If a lessee or other counterparty fails to maintain equipment in accordance with the terms of our agreements, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we invested in was used equipment. While we planned to inspect most used equipment prior to making an investment, there is no assurance that an inspection of used equipment prior to purchasing it would have revealed any or all defects and problems with the equipment that may occur after it is acquired by us.

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

We have rights against the seller of equipment for any losses arising from a breach of representations made to us and against the lessee for a default under the lease. However, we cannot assure you that these rights will make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third parties.

If a lessee, borrower or other counterparty defaults on its obligations to us, we could incur losses.

We entered into transactions with parties that have senior debt rated below investment grade or no credit rating. We did not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering equipment upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

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

We made investments in equipment for use by domestic or foreign parties outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing equipment if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our equipment. Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we invested in equipment that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our interest in equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a lessee, borrower or other counterparty, heightening the risk of default and the loss of our investment in such equipment, which could have a material adverse effect on our results of operations and financial condition.

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

We may have acquired equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment and potentially negatively affect our profitability.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We have invested in joint ventures with other businesses our Manager manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

We competed with a variety of financing sources for our investments, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  When we made our investments, we competed primarily on the basis of pricing, terms and structure.  To the extent that our ability to make favorable investments was adversely affected by any combination of those factors, we could fail to achieve our investment objectives.

In addition, our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that are more favorable than those that we could offer when making our investments or can offer when liquidating our portfolio, which may have affected our ability to make favorable investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

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

We may have acquired equipment subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchased was not eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquired equipment that the Code deems to be tax-exempt use property and the leases did not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquired and its eligibility for accelerated depreciation under the Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

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

As we depreciated our investments in leased equipment over the term of our existence and/or borrowers repaid the loans we made to them, a portion of each distribution to you was likely considered a return of capital, rather than income. Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you. As your capital in our Shares is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Shares, such as you might expect if you had purchased a bond. Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you have received and will continue to receive from us each year will specify the amounts of capital and income you received throughout the prior year.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares.  It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 21, 2011
Manager (as a member)	1
Additional members	4,462

We, at our Manager’s discretion, paid monthly distributions to each of our members beginning the first month after each such member was admitted to the LLC through the end of our operating period, which was April 30, 2010. We paid distributions to additional members of $13,080,934, $12,747,182, and $12,752,775 for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, we paid distributions to our Manager of $132,131, $128,760, and $128,817 for the years ended December 31, 2010, 2009 and 2008, respectively.  The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants.  See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $461.37 per Share as of December 31, 2010.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation.  To estimate the amount that our members would receive upon such liquidation, we calculated the sum of:  (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction; (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s  estimated values of certain other assets, as applicable; and (iii) our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $461.37 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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

The redemption price we offer in our redemption plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $461.37 per Share does not reflect the amount that a member would currently receive under our redemption plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our redemption plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the “Lease and Other Significant Transactions” and the “Results of Operations” sections of “Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations” as well as the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Total revenue (a)	$21,089,852	$26,945,465	$33,493,886	$33,482,349	$30,209,531
Net income (loss) attributable to Fund Ten	$6,205,816	$6,218,546	$12,593,752	$4,887,060	$(1,971,947)
Net income (loss) attributable to Fund Ten
allocable to additional members	$6,143,758	$6,156,361	$12,467,815	$4,838,189	$(1,952,228)
Net income (loss) attributable to Fund Ten
allocable to the Manager	$62,058	$62,185	$125,937	$48,871	$(19,719)

Weighted average number of additional shares
of limited liability company interests outstanding	148,211	148,222	148,275	148,575	148,880
Net income (loss) attributable to Fund Ten per weighted average
additional share of limited liability company interests	$41.45	$41.53	$84.09	$32.56	$(13.11)

Distributions to additional members	$13,080,934	$12,747,182	$12,752,775	$12,778,769	$12,805,418
Distributions per weighted average additional
share of limited liability company interests	$88.26	$86.00	$86.01	$86.01	$86.01
Distributions to the Manager	$132,131	$128,760	$128,817	$129,078	$129,348

	December 31,
	2010	2009	2008	2007	2006
Total assets	$68,134,755	$77,033,616	$88,999,197	$122,908,748	$145,455,658
Recourse and non-recourse long-term debt	$-	$100,000	$7,076,252	$35,295,089	$45,769,691
Members' equity	$65,808,720	$72,900,830	$78,307,152	$84,105,073	$93,771,043

(a)
The results of operations of Pretel and ICON Global Crossing have been consolidated effective January 30, 2009 and September 30, 2009, respectively.  The year ended December 31, 2008 includes a gain on sale of ICON Containership III, LLC (“ICON Containership III”) of approximately $6,741,000 and bad debt expense of approximately $2,500,000.

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

Overview

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  We primarily engage in the business of purchasing equipment and leasing or servicing it to third parties, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases were acquired for cash and provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipated that the future value of the leased equipment would exceed the cash portion of the purchase price.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement.

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we entered our liquidation period, during which we are selling and will continue to sell our assets in the normal course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

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

Industry Trends Prior to the Recent Recession

The U.S. economy experienced a downturn from 2001 through 2003, resulting in a decrease in equipment financing volume during that period. From 2004 through most of 2007, however, the economy in the United States and the global economy in general experienced significant growth, including growth in business investment in equipment and equipment financing volume. According to information provided by the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment finance industry (“ELFF”), based on information from the United States Department of Commerce Bureau of Economic Analysis and Global Insight, Inc., a global forecasting company, total domestic business investment in equipment and software increased annually from approximately $922 billion in 2002 to approximately $1,205 billion in 2006 and 2007. Similarly, during the same period, total domestic equipment financing volume increased from approximately $515 billion in 2002 to approximately $684 billion in 2007.

According to the World Leasing Yearbook 2011, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $780 billion in 2007. The most significant source of that increase was due to increased volume in Europe, Asia, and Latin America. For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in Latin America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007. It is believed that global business investment in equipment, and global equipment financing volume, including equipment loans and other types of equipment financing, increased as well during the same period.

Current Industry Trends

In general, the U.S. and global credit markets deteriorated significantly since the U.S. economy entered into a recession in December 2007 and global credit markets continue to experience dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

Commercial and Industrial Loan Trends.

 According to information provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), the change in the volume of outstanding commercial and industrial loans issued by FDIC-insured institutions started to decline dramatically beginning in the fourth quarter of 2007. Thereafter, the change in volume turned negative for the first time since 2002 in the fourth quarter of 2008, with reductions of approximately $62 billion between the fourth quarter of 2008 and the first quarter of 2009, approximately $68 billion between the first and second quarters of 2009, and approximately $90 billion between the second and third quarters of 2009. The change in volume continued to be negative through the second quarter of 2010, but the reduction of volume appears to have stabilized. Between the third and fourth quarters of 2009, volume decreased by approximately $55 billion. The volume of outstanding loans issued by FDIC-insured institutions further decreased by approximately $37 billion between the fourth quarter of 2009 and the first quarter of 2010 and by approximately $12 billion between the first and second quarters of 2010. Between the second and third quarters of 2010, volume increased by approximately $5 billion, the first increase in eight quarters.
.
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

Equipment Financing Trends.

According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008. Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period. According to the World Leasing Yearbook 2011, global equipment leasing volume decreased to approximately $733 billion in 2008 and approximately $557 billion in 2009, with the largest decrease occurring in Europe. For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion. Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011.

Prior to the recent recession, a substantial portion of equipment financing was provided by the leasing and lending divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provided financing to companies seeking to lease small ticket and micro ticket equipment, (ii) used credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) relied heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Many of these financial institutions and other financing providers have failed or significantly reduced their financing operations.  By contrast, we (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) are not significantly reliant on receiving outside financing to meet our investment objectives. In short, in light of the tightening of the credit markets, our Manager in its role as the sponsor and manager of other equipment financing funds has, since the onset of the recent recession, reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2010, 2009 and 2008:

Telecommunications Equipment

Prior to September 30, 2009, we had a 30.62% ownership interest in ICON Global Crossing, which purchased telecommunications equipment that was subject to a lease with Global Crossing that expired on March 31, 2010.  On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to it for a purchase price of $5,493,000 and removed the equipment from the Global Crossing lease.  The transaction was effected in order to redeem Fund Eleven’s 61.39% ownership interest in ICON Global Crossing.  The sale proceeds have been paid to Fund Eleven and its ownership interest in ICON Global Crossing was assigned 48.69% to us and 12.70% to Fund Eight A, which adjusted our and Fund Eight A’s ownership interests in ICON Global Crossing to 79.31% and 20.69%, respectively.  Following the transaction, we consolidate the financial condition and results of operations of ICON Global Crossing.

On March 17, 2010, ICON Global Crossing and Global Crossing agreed to extend the lease through March 31, 2011. In connection with the extension, ICON Global Crossing and Global Crossing agreed to fix the purchase option at $1 for each schedule of equipment, resulting in the reclassification of the lease to a finance lease.

We, along with Fund Eleven and Fund Nine, owned ICON Global Crossing II, LLC (“ICON Global Crossing II”), with ownership interests of approximately 72.34%, 13.26% and 14.40%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $13,885,000, of which our share was approximately $10,044,000.  All contributed capital was used to purchase telecommunications equipment subject to a 48-month lease with Global Crossing and Global Crossing North American Networks, Inc. (together with Global Crossing, “Global Crossing Group”) that commenced on November 1, 2006.

On October 29, 2010, ICON Global Crossing II sold all equipment under lease to Global Crossing for a total purchase price of approximately $3,298,000 and we recorded a gain on sale of equipment of approximately $521,000.

Bedside Entertainment and Communication Terminals

On June 30, 2005, our wholly-owned subsidiary ICON Premier, LLC (“ICON Premier”) executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom Contracts Limited (“Premier Telecom”) in connection with our purchase of approximately 5,000 bedside entertainment and communication terminals.  On March 8, 2006, an amendment to the Lease was entered into to increase the maximum aggregate equipment purchase to approximately $15,825,000 (£8,078,000), inclusive of initial direct costs.  The equipment is installed in several National Health Service (“NHS”) hospitals in the United Kingdom.  Premier Telecom is one of four companies in the United Kingdom to receive the rights to install and operate the equipment in the hospitals, and it has the exclusive right to install and operate the equipment in thirteen hospitals.  The base term of the Lease, which commenced on January 1, 2006, was for a period of 84 months.

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

On January 30, 2009, ICON Premier acquired 51% of the outstanding stock of Pretel for a purchase price of £1 (the “Pretel Acquisition”) and in consideration for restructuring our pre-existing lease transaction with Pretel.  The estimated fair value of the net assets acquired exceeded the total purchase price by approximately $441,000.  Accordingly, we recognized that excess as a gain attributable to a bargain purchase.  The acquisition was accounted for as a business combination and the results of operations of  Pretel  have been included in our consolidated financial statements from the date of acquisition.  Had the acquisition occurred as of January 1, 2009, the impact on our consolidated results would have been immaterial.  The purpose of this acquisition was to protect our interest in a direct finance lease with Pretel. Accordingly, we became the majority shareholder of Pretel (and subsequently obtained the ability to dispose of all the stock of Pretel) until such time that such amounts due to us under the Lease are paid in full. At such time, the control of the business may revert back to the original shareholders.

During our 2009 annual impairment testing, we determined that the carrying value of ICON Premier’s long lived assets were in excess of the estimated fair value of those assets.  At December 31, 2009, ICON Premier recorded an impairment loss of approximately $1,513,000 to properly reflect those assets at fair value.

Subsequent to December 31, 2010, we sold 25% of Pretel to its new Chief Executive Officer for £100,000.  This sale consisted of 100,000 class B Pretel shares (“Pretel Shares”).  The Pretel Shares represent 25% of the voting and earning rights of Pretel, including 25% of the existing equity at the close of the sale.  As part of the sale agreement, if certain financial targets are not achieved by Pretel during the year ended December 31, 2011, we retain the right to re-purchase the Pretel Shares at £100,000. As a result, the difference between the fair market value of the shares and the amount paid will be charged to compensation expense ratably during 2011.

The fair value of the Pretel Shares was determined using a discounted cash flow analysis utilizing Pretel’s projected cash flows and expected future terminal value. Based on this analysis, we estimate the difference between the fair value of the Pretel Shares and the £100,000 paid to be approximately £750,000.  This difference will be charged to compensation expense during 2011, and classified in general and administrative expense on the consolidated statements of operations.  Pretel will also indemnify the new CEO for a portion of the tax liability resulting from the transaction.

United Kingdom Information Technology Equipment Portfolios

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

During the years ended December 31, 2010, 2009 and 2008, we realized proceeds of approximately $0, $164,000 and $149,000 on sales of our interests in unguaranteed residual values as well as sold certain of our investments in unguaranteed residual values that were previously transferred to leased equipment at cost for approximately $0, $4,000 and $114,000, which resulted in a net (loss) gain on sale of approximately $0, ($35,000) and $58,000, respectively.

Key Finance Group, Limited

During July 2006, we entered into a purchase and sale agreement (the “Purchase Agreement”) between us and Key Finance Group, Ltd. (“Key Finance”) to acquire an interest in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom for approximately $782,000 (£422,000).  These leases have various expiration dates through March 2015.

Under the terms of the Purchase Agreement, we and Key Finance will receive residual proceeds up to the “bottom residual value,” as defined in the related remarketing agreement.  We will then receive residual proceeds up to certain thresholds established in the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, once the portfolio’s return to us has exceeded the expected residual, any additional residual proceeds will be split equally between us and Key Finance.  For the years ended December 31, 2010, 2009 and 2008, there was no residual sharing.

During the years ended December 31, 2010, 2009 and 2008, we remarketed certain of our investments in unguaranteed residual values with a cost basis of approximately $116,000, $211,000 and $143,000, respectively.  We realized proceeds of approximately $59,000, $184,000 and $106,000 on sales of our interests in unguaranteed residual values, which resulted in a loss on sale of approximately 57,000, $27,000 and $37,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

On March 29, 2011, all remaining assets in the Key Finance portfolio were sold for approximately $128,000.  As a result, we recognized an impairment loss on the investment in unguaranteed residual values of approximately $46,000 as of December 31, 2010 to adjust the investment balance to the approximate net realizable value.

At December 31, 2010 and 2009, the remaining balance of our investment in such unguaranteed residual values was approximately $128,000 and $290,000, respectively.

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

During 2008, Rite Aid returned all of the digital mini-labs it previously had on lease.  Of this equipment, our Manager sold 81 digital mini-labs for approximately $687,000 and we recognized a loss on the sale of equipment of approximately $42,000.  As of December 31, 2008, we reclassified the net book value of the remaining equipment returned by Rite Aid of $98,350 from an operating lease to equipment held for sale.  During 2009, our Manager sold all but one of the digital mini-labs for approximately $764,000 and we recognized a net loss on the sale of equipment of approximately $40,000.  At December 31, 2010, the net book value of the remaining equipment of $23,393 was recorded as equipment held for sale.

Marine Vessels

On June 24, 2004, two of our wholly-owned subsidiaries, ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”), acquired two container vessels, the M/V China Star (the “China Star,” f/k/a the M/V ZIM Canada) and the M/V Dubai Star, (the “Dubai Star,” f/k/a the M/V ZIM Korea) from ZIM.  We simultaneously entered into bareboat charters with ZIM for the China Star and the Dubai Star.  The charters were originally scheduled to expire in June 2009 with a charterer option for two 12-month extension periods.  The aggregate purchase price for the China Star and the Dubai Star was approximately $70,700,000, including approximately $52,300,000 of non-recourse debt.  The non-recourse debt was cross-collateralized, had a term of 60 months and accrued interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year.  In connection with the closing of this transaction, we entered into interest rate swap contracts with BNP Paribas (“Paribas,” f/k/a Fortis Bank SA/NV) in which the variable interest rate was swapped for a fixed interest rate of 5.37% per year.  The lender had a security interest in the China Star and the Dubai Star and an assignment of the charter hire.

On July 1, 2008, the bareboat charters for the China Star and the Dubai Star were extended to June 30, 2014 (the “ZIM Charter Extensions”).  On July 1, 2009, ICON Containership I and ICON Containership II repaid the outstanding balance of the non-recourse long-term debt obligations and settled the interest rate swap contracts with Paribas.  On October 30, 2009, ICON Containership I and ICON Containership II amended the bareboat charters for the China Star and the Dubai Star to restructure the charterer’s payment obligations (the “Restructured ZIM Charters”).  In addition, the charters for the China Star and the Dubai Star were extended from June 30, 2014 to March 31, 2017 and to March 31, 2016, respectively.

As a result of the restructuring, the amended charters for the China Star and the Dubai Star have been classified as finance leases.  As a result of the charters being classified as finance leases, the net book value of approximately $30,891,000 was transferred from leased equipment at cost to net investments in finance leases as of October 1, 2009.

On January 13, 2005, our wholly-owned subsidiary ICON Containership III acquired a container vessel, the M/V ZIM Italia (the “ZIM Italia”), from ZIM Integrated Shipping Services Ltd. (“ZIM Integrated”) and simultaneously entered into a 60-month bareboat charter with ZIM Integrated for the ZIM Italia. The purchase price for the ZIM Italia was approximately $35,350,000, including approximately $26,150,000 of non-recourse debt.  On March 31, 2008, we sold our rights, title and interest in ICON Containership III to an unrelated third party for net proceeds of approximately $16,930,000, which was comprised of (i) a cash payment of approximately $27,500,000, (ii) cash value of restricted cash held by the lender of approximately $336,000, offset by (iii) the transfer of approximately $10,906,000 of non-recourse debt secured by an interest in the ZIM Italia.  Our obligations under the loan agreement were satisfied with the transfer of the non-recourse debt.  We realized a gain on the sale of approximately $6,741,000.

On December 3, 2008, ICON Eagle Carina, a Singapore corporation wholly-owned by ICON Carina Holdings, a Marshall Islands limited liability company owned 35.7% by us and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the Eagle Carina, from Aframax Tanker II AS.  On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 was financed with non-recourse debt borrowed from Paribas and DVB Bank SE (“DVB”).  The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Carina Holdings paid an acquisition fee to our Manager of approximately $1,170,000 relating to this transaction, of which our share was approximately $418,000.

On December 3, 2008, ICON Eagle Corona, a Singapore corporation wholly-owned by ICON Corona Holdings, a Marshall Islands limited liability company owned 35.7% by us and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the Eagle Corona, from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 was financed with non-recourse debt borrowed from Paribas and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Corona Holdings paid an acquisition fee to our Manager of approximately $1,238,000 relating to this transaction, of which our share was approximately $442,000.

Materials Handling and Manufacturing Equipment

On March 23, 2006, we were assigned and assumed the rights to a lease from Remarketing Services, a related party, for approximately $594,000.  Remarketing Services was assigned and assumed the rights to a lease from Chancellor, an unrelated third party.  Chancellor was a party to a lease with Saturn, a subsidiary of General Motors Company (“GM”), for materials handling equipment.  The lease term expires on September 30, 2011.

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

On September 28, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Texas Die Casting, Inc. (“Texas Die”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008 and continued for a period of 60 months.  On December 10, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Monroe Plastics, Inc., another wholly-owned subsidiary of MWU (“Monroe”), for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions with Texas Die and Monroe, Fund Eleven and Fund Twelve (together with us, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of Texas Die and Monroe) were cross-collateralized and cross-defaulted, and all subsidiaries’ obligations were guaranteed by MWU.  The Participating Funds also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments.  On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of our Manager, entered into an amended Forbearance Agreement with MWU, Texas Die, Monroe and seven other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain non-payment related defaults by the MWU entities under their lease covenants with us.  The terms of the agreement included, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 12% of the fully diluted common stock of MWU at an aggregate exercise price of $1,000, exercisable until March 31, 2015. As contemplated by the credit support agreement on September 30, 2010, the Participating Funds terminated the credit support agreement and we contributed assets in the form of a cash payment in the amount of approximately $842,000 to Fund Twelve in connection with the extinguishment of the Participating Funds obligation thereunder.

On July 28, 2009, we agreed to terminate the lease with Monroe.  Simultaneously with the termination, we transferred title of the equipment under the lease to Cerion MPI, LLC (“MPI”), in consideration for MPI transferring title to equipment of at least equal or greater fair market value to us.  Beginning on August 1, 2009, we entered into a lease with MPI with respect to such equipment for a term of 41 months.  The obligations of MPI under the lease were guaranteed by its parent company, Cerion, LLC, and were not cross-collateralized or cross-defaulted with the MWU lease obligations.

On July 26, 2010, we sold the machining and metal working equipment subject to lease with MPI, an affiliate of Monroe, to MPI for approximately $1,571,000, which represented all amounts due under the lease, and simultaneously terminated the lease. We recorded a gain on sale of $365,120.

On July 26, 2010, we sold the machining and metal working equipment subject to lease with Texas Die, an affiliate of MWU, to Texas Die for approximately $1,844,000, which represented all amounts due under the lease, and simultaneously terminated the lease. We recorded a gain on sale of $520,959.

Notes Receivable

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  In connection with the transaction, we received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share. The warrant is set to expire on April 6, 2014. As of June 30, 2008, we had loaned approximately $4,367,000.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  We received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest.  The repayment did not affect the warrant held by us and we retain our rights thereunder. At December 31, 2010, our Manager determined that the fair value of this warrant was approximately $71,000.

On November 25, 2008, ICON Northern Leasing, a joint venture among us, Fund Eleven and Fund Twelve, purchased the Notes and received an assignment of the underlying Master Loan and Security Agreement (the "MLSA") dated July 28, 2006.  We, Fund Eleven and Fund Twelve have ownership interests of 12.25%, 35%, and 52.75%, respectively, in ICON Northern Leasing.  The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000.  The Notes are secured by an underlying pool of leases for point of sale equipment.  The Notes accrue interest at rates ranging from 7.97% to 8.40% and were scheduled to mature between October 15, 2010 and August 14, 2011.  Our share of the purchase price of the Notes was approximately $3,868,000.

On December 23, 2010, ICON Northern Leasing restructured the Notes owned by it by extending each Note’s term and increasing each Note’s interest rate 1.50%.  Interest on the Notes now accrues at rates ranging from 9.47% to 9.895% per year and the Notes are scheduled to mature at various dates between December 15, 2011 and February 15, 2013.

Recently Adopted Accounting Pronouncements

In 2010, we adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities. See Note 2 to our consolidated financial statements.

In 2010, we adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for us beginning January 1, 2010. See Note 2 to our consolidated financial statements as of December 31, 2010.

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

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, the initial direct costs were capitalized and amortized over the lease term.  For an operating lease, the initial direct costs were included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, we recorded, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Our Manager has an investment committee that approved each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumed, among other things, that the asset would be utilized normally in an open, unrestricted and stable market.  Short-term fluctuations in the marketplace were disregarded and it was assumed that there was no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value was calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

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

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions.  These costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable.  Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Acquisition Fees

Pursuant to our LLC Agreement, we paid acquisition fees to our Manager equal to 3% of the purchase price for our investments.  These fees were capitalized and included in the cost of the investment.

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

Results of Operations for the Years Ended December 31, 2010 (“2010”) and 2009 (“2009”)

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we entered our liquidation period, during which we are selling and will continue to sell our assets in the normal course of business. If our Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

Revenue for 2010 and 2009 is summarized as follows:

	Years Ended December 31,
	2010	2009	Change
Rental income	$5,304,454	$13,809,718	$(8,505,264)
Finance income	5,658,091	1,304,824	4,353,267
Servicing income	5,400,001	5,716,849	(316,848)
Income from investments in joint ventures	2,816,703	3,830,195	(1,013,492)
Net gain on sales of equipment and unguaranteed residual values	1,664,768	1,550,884	113,884
Interest and other income	245,835	732,995	(487,160)
`
Total revenue	$21,089,852	$26,945,465	$(5,855,613)

Total revenue for 2010 decreased $5,855,613, or 21.7%, as compared to 2009. Rental income decreased due to the October 30, 2009 bareboat charter restructurings of ICON Containership I and ICON Containership II, which resulted in the bareboat charters being reclassified from operating leases to finance leases. In addition, rental income decreased as a result of the sale of equipment previously on lease to MPI and Texas Die on July 26, 2010, as well as from the sale of all of the assets on lease to Anchor on September 30, 2009. Income from investments in joint ventures decreased as ICON Global Crossing is no longer accounted for as a joint venture since its financial position and results of operations have been consolidated effective September 30, 2009. These decreases were partially offset by an increase in finance income resulting from the bareboat charter restructurings of ICON Containership I and ICON Containership II and from the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010.

Expenses for 2010 and 2009 are summarized as follows:

	Years Ended December 31,
	2010	2009	Change
Management fees - Manager	$785,037	$1,246,713	$(461,676)
Administrative expense reimbursements - Manager	850,157	1,090,870	(240,713)
General and administrative	7,149,763	7,088,632	61,131
Interest	45,419	216,410	(170,991)
Loss on guaranty	842,030	-	842,030
Depreciation and amortization	4,738,662	9,018,997	(4,280,335)
Impairment loss	45,886	1,697,539	(1,651,653)

Total expenses	$14,456,954	$20,359,161	$(5,902,207)

Total expenses for 2010 decreased $5,902,207, or 29.0%, as compared to 2009. Depreciation and amortization expense decreased primarily due to the reclassification of the ICON Containership I and ICON Containership II bareboat charters to finance leases on October 1, 2009, at which time we ceased recording depreciation expense on those assets, the sale of equipment previously on lease to MPI and Texas Die on July 26, 2010, and the sale of all of the equipment on lease to Anchor on September 30, 2009. This decrease in depreciation and amortization expense was partially offset by the consolidation of the results of operations of ICON Global Crossing effective September 30, 2009. The decrease in impairment loss in the amount of approximately $1,652,000 primarily related to the impairment of ICON Premier’s assets during 2009. Management fees and administrative expense reimbursements decreased as a result of a decline in the assets under management during 2010 as compared to 2009. These decreases were partially offset by the loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2010 was consistent with that reported for 2009.

Net Income Attributable to Fund Ten

As a result of the foregoing changes from 2009 to 2010, net income attributable to us for 2010 was $6,205,816 as compared to net income attributable to us for 2009 of $6,218,546.  Net income attributable to us per weighted average additional Share for 2010 and 2009 was $41.45 and $41.53, respectively.

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

Total expenses for 2009 decreased $214,649, or 1.0%, as compared to 2009.  The decrease was primarily due to decreases in depreciation and amortization expense and bad debt expense, which were partially offset by an increase in general and administrative expenses.  The decrease in depreciation and amortization expense was primarily due to (i) a decrease in depreciation expense of approximately $4,000,000 as a result of the ZIM Charter Extensions and depreciation was no longer recorded once the leases were classified as finance leases as a result of the Restructured ZIM Charters, and (ii) the sale of equipment previously on lease to Rite Aid, which accounted for approximately $1,409,000 of the decrease.  The decrease in bad debt expense relates to an allowance for doubtful accounts recorded by ICON Premier in 2008 for which there was no corresponding charge in 2009.  The decrease in total expenses was partially offset by (i) the increase in general and administrative expenses related to the operating expenses incurred by Pretel during 2009, (ii) impairment loss in the amount of approximately $1,698,000 primarily related to ICON Premier’s assets, and (iii) remarketing expenses of approximately $569,000 during 2009 in connection with the sale of the Automotive Equipment previously on lease to Anchor.

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

Financial Condition

This section discusses the major balance sheet variances from 2010 compared to 2009.

Total Assets

Total assets decreased $8,898,861 to $68,134,755 at December 31, 2010 from $77,033,616 at December 31, 2009. The decrease was primarily due to the depreciation of our leased equipment and fixed assets, distributions to our members and noncontrolling interests and the settlement payment of our obligations to Fund Twelve under the credit support agreement. These decreases were partially offset by an increase in the value of our net investment in finance leases, resulting from the finance income accrued during the year exceeding the cash collected.

Current Assets

Current assets increased $631,205 to $4,667,230 at December 31, 2010 from $4,036,025 at December 31, 2009. The increase was primarily due to an increase in the current portion of our net investment in finance leases as a result of the change in lease classification of our lease with Global Crossing, as well as from an increase in cash resulting from proceeds from the sale of assets and results of operations that had not yet been distributed to members as of December 31, 2010. This increase was partially offset by a decrease in other current assets, which was primarily due to a decrease in prepaid expenses of Pretel.

Total Liabilities

Total liabilities increased $92,730 to $2,194,393 at December 31, 2010 from $2,101,663 at December 31, 2009. The increase was primarily due to accrued expenses and other current liabilities of Pretel. This was partially offset by the decrease in deferred revenue that was the result of the sale of equipment previously on lease to MPI and Texas Die during 2010. In addition, we repaid our net borrowings of $100,000 under our revolving line of credit from 2009 in 2010.

Equity

Equity decreased $8,991,591 to $65,940,362 at December 31, 2010 from $74,931,953 at December 31, 2009. The decrease was primarily due to distributions paid to our members and noncontrolling interests, which were partially offset by the net income we reported in 2010.

Liquidity and Capital Resources

Cash Flow Summary

At December 31, 2010 and 2009, we had cash and cash equivalents of $2,740,590 and $2,428,058, respectively.  During our operating period, which ended on April 30, 2010, our main sources of cash were the collection of rentals pursuant to our non-leveraged operating and finance leases and proceeds from sales of equipment. Our main uses of cash during our operating period were investing in equipment and leasing it to third parties and distributions to our members. During our liquidation period, which we entered on May 1, 2010, our main sources of liquidity have remained the same and our main use of liquidity is distributions to our members.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

On May 1, 2010, we entered our liquidation period. During this period, cash generated by our investing activities has become a more significant source of our liquidity as we sell assets in the normal course of business. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, general and administrative expense, management fees and administrative expense reimbursements.  We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.  In addition, our revolving line of credit, which expires on June 30, 2011, was available for additional working capital needs or new investment opportunities. Our revolving line of credit is discussed in further detail in “Financings and Borrowings” below.

We anticipate being able to meet our liquidity requirements into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.  See “Item 1A. Risk Factors.”

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2010	2009	2008
Net cash provided by (used in):

Operating activities	$5,689,736	$7,764,288	$8,047,967
Investing activities	10,294,242	7,980,737	11,936,397
Financing activities	(15,639,628)	(16,833,911)	(20,591,409)
Effects of exchange rates on cash and cash equivalents	(31,818)	(267,850)	(56,987)

Net increase (decrease) in cash and cash equivalents	$312,532	$(1,356,736)	$(664,032)

Note: See the Consolidated Statements of Cash Flows included in “Item 8, Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $2,074,522 to $5,689,736 in 2010 from $7,764,288 in 2009. The decrease was primarily due to a decrease in rental income due to the sale of equipment previously on lease to MPI and Texas Die, the sale of equipment previously on lease to Global Crossing, the sale of the equipment previously on lease to Anchor and Saturn, and a decrease in the distributions received from our investments in joint ventures. In addition, the decrease was also due to the payment of approximately $842,000 in settlement of the loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries.

Investing Activities

Cash provided by investing activities increased $2,313,505 to $10,294,242 in 2010 from $7,980,737 in 2009. The increase was primarily due to our receipt of net proceeds of approximately $7,183,000 during 2010 from the sale of equipment and unguaranteed residual values as compared to $3,210,000 in 2009. This was partially offset by the decrease in distributions received from our joint ventures in excess of profits to approximately $3,114,000 during 2010 as compared to approximately $4,226,000 during 2009.

Financing Activities

Cash used in financing activities decreased $1,194,283 to $15,639,628 in 2010 from $16,833,911 in 2009.  The change was primarily due to repayments totaling approximately $2,818,000 of the non-recourse debt outstanding related to the China Star and the Dubai Star during 2009. This was partially offset by the increase in distributions to noncontrolling interests of approximately $1,101,000, and by the increase in cash distributions to members of approximately $337,000.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had no non-recourse long-term debt obligations at December 31, 2010.  All of our non-recourse obligations were repaid on July 1, 2009.

Revolving Line of Credit, Recourse

We and certain entities managed by our Manager, Fund Eight B, Fund Nine, Fund Eleven, Fund Twelve and Fund Fourteen (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T.  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  At December 31, 2010, no amounts were accrued related to our joint and several obligations under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year.  The interest rate at December 31, 2010 was 4.0%.  In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,450,000 at December 31, 2010, all of which was borrowed by Fund Eleven. Subsequent to December 31, 2010, Fund Eleven repaid $1,450,000, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At December 31, 2010, the Borrowers were in compliance with all covenants.  For additional information, see Note 10 to our consolidated financial statements.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each additional member’s admission and the commencement of our joint venture operations, respectively, through the end of our operating period, which was on April 30, 2010. During our liquidation period we plan to make distributions in accordance with the terms of our LLC Agreement. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental and other income from our investments. We paid distributions to our additional members of $13,080,934, $12,747,182 and $12,752,775, respectively, for the years ended December 31, 2010, 2009 and 2008.  Additionally, we paid distributions to our Manager of $132,131, $128,760, and $128,817, respectively, for the years ended December 31, 2010, 2009 and 2008.  Lastly, we paid distributions to our noncontrolling interests of $2,326,563, $1,225,399, and $1,122,540, respectively, for the years ended December 31, 2010, 2009 and 2008.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, we had no non-recourse debt obligations as our outstanding non-recourse long-term indebtedness was repaid on July 1, 2009.  We are a party to the Facility, as discussed in “Financings and Borrowings” above.  We had $0 in outstanding borrowings under the Facility at December 31, 2010.

In connection with the acquisitions of the Eagle Carina and the Eagle Corona, ICON Carina Holdings and ICON Corona Holdings maintain two restricted cash accounts with Paribas. These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET and the repayments on the non-recourse long-term debt to Paribas and DVB.  The free cash for ICON Carina Holdings and ICON Corona Holdings remain in their restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.

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

We currently have the Facility, which is subject to a variable interest rate.  We had $0 in outstanding borrowings at December 31, 2010.  Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Income Fund Ten, LLC

We have audited the accompanying consolidated balance sheets of ICON Income Fund Ten, LLC (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Ten, LLC at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                             /s/ Ernst & Young, LLP

March 30, 2011
New York, New York

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$2,740,590	$2,428,058
Current portion of net investment in finance leases	616,088	-
Service contracts receivable	441,742	569,447
Equipment held for sale	23,393	23,350
Other current assets	845,417	1,015,170

Total current assets	4,667,230	4,036,025

Non-current assets:
Net investment in finance leases, less current portion	35,901,863	31,808,689
Leased equipment at cost (less accumulated depreciation of
$900,124 and $11,201,367, respectively)	18,115	11,134,806
Equipment (less accumulated depreciation of
$3,909,365 and $2,455,687, respectively)	2,804,715	4,442,732
Investments in joint ventures	24,531,251	25,243,236
Investments in unguaranteed residual values	128,368	290,331
Other non-current assets, net	83,213	77,797

Total non-current assets	63,467,525	72,997,591

Total Assets	$68,134,755	$77,033,616

Liabilities and Equity

Current liabilities:
Revolving line of credit, recourse	$-	$100,000
Deferred revenue	-	241,851
Due to Manager and affiliates	171,156	131,351
Accrued expenses and other current liabilities	2,023,237	1,628,461

Total Liabilities	2,194,393	2,101,663

Commitments and contingencies (Note 19)

Equity:
Members' Equity:
Additional Members	68,395,072	75,332,248
Manager	(621,572)	(551,499)
Accumulated other comprehensive loss	(1,964,780)	(1,879,919)

Total Members' Equity	65,808,720	72,900,830

Noncontrolling Interests	131,642	2,031,123

Total Equity	65,940,362	74,931,953

Total Liabilities and Equity	$68,134,755	$77,033,616

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
Revenue:
Rental income	$5,304,454	$13,809,718	$20,063,725
Finance income	5,658,091	1,304,824	2,368,359
Servicing income	5,400,001	5,716,849	-
Income from investments in joint ventures	2,816,703	3,830,195	3,811,086
Net gain on sales of equipment and unguaranteed residual values	1,664,768	1,550,884	6,750,237
Interest and other income	245,835	732,995	500,479

Total revenue	21,089,852	26,945,465	33,493,886

Expenses:
Management fees - Manager	785,037	1,246,713	1,620,239
Administrative expense reimbursements - Manager	850,157	1,090,870	1,448,324
General and administrative	7,149,763	7,088,632	1,158,313
Interest	45,419	216,410	1,141,128
Loss on guaranty	842,030	-	-
Depreciation and amortization	4,738,662	9,018,997	12,628,280
Impairment loss	45,886	1,697,539	-
Bad debt expense	-	-	2,577,526

Total expenses	14,456,954	20,359,161	20,573,810

Net income	6,632,898	6,586,304	12,920,076

Less: Net income attributable to noncontrolling interests	427,082	367,758	326,324

Net income attributable to Fund Ten	$6,205,816	$6,218,546	$12,593,752

Net income attributable to Fund Ten allocable to:
Additional Members	$6,143,758	$6,156,361	$12,467,815
Manager	62,058	62,185	125,937

	$6,205,816	$6,218,546	$12,593,752

Weighted average number of additional
shares of limited liability company interests outstanding	148,211	148,222	148,275

Net income attributable to Fund Ten per weighted
average additional share of limited liability company interests	$41.45	$41.53	$84.09

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity

	Additional Shares
	of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Manager	Comprehensive (Loss) Income	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	148,379	$82,346,128	$(482,044)	$2,240,989	$84,105,073	$2,970,200	$87,075,273

Comprehensive income:
Net income	-	12,467,815	125,937	-	12,593,752	326,324	12,920,076
Change in valuation of interest
rate swap contracts	-	-	-	(384,284)	(384,284)	-	(384,284)
Currency translation adjustments	-	-	-	(5,002,496)	(5,002,496)	-	(5,002,496)
Total comprehensive income	-	-	-	(5,386,780)	7,206,972	326,324	7,533,296
Shares of limited liability company
interests redeemed	(148)	(123,301)	-	-	(123,301)	-	(123,301)
Cash distributions	-	(12,752,775)	(128,817)	-	(12,881,592)	(1,122,540)	(14,004,132)

Balance, December 31, 2008	148,231	81,937,867	(484,924)	(3,145,791)	78,307,152	2,173,984	80,481,136

Comprehensive income:
Net income	-	6,156,361	62,185	-	6,218,546	367,758	6,586,304
Change in valuation of interest
rate swap contracts	-	-	-	306,488	306,488	-	306,488
Currency translation adjustments	-	-	-	959,384	959,384	-	959,384
Total comprehensive income	-	-	-	1,265,872	7,484,418	367,758	7,852,176
Shares of limited liability company
interests redeemed	(20)	(14,798)	-	-	(14,798)	-	(14,798)
Acquisition of noncontrolling interest	-	-	-	-	-	714,780	714,780
Cash distributions	-	(12,747,182)	(128,760)	-	(12,875,942)	(1,225,399)	(14,101,341)

Balance, December 31, 2009	148,211	75,332,248	(551,499)	(1,879,919)	72,900,830	2,031,123	74,931,953

Comprehensive income:
Net income	-	6,143,758	62,058	-	6,205,816	427,082	6,632,898
Change in valuation of interest
rate swap contracts	-	-	-	47,876	47,876	-	47,876
Currency translation adjustments	-	-	-	(132,737)	(132,737)	-	(132,737)
Total comprehensive income	-	-	-	(84,861)	6,120,955	427,082	6,548,037
Cash distributions	-	(13,080,934)	(132,131)	-	(13,213,065)	(2,326,563)	(15,539,628)

Balance, December 31, 2010	148,211	$68,395,072	$(621,572)	$(1,964,780)	$65,808,720	$131,642	$65,940,362

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$6,632,898	$6,586,304	$12,920,076
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	-	(4,386,104)	(11,722,647)
Finance income	(5,658,091)	(1,304,824)	(2,368,359)
Income from investments in joint ventures	(2,816,703)	(3,830,195)	(3,811,086)
Net gain on sales of equipment and unguaranteed residual values	(1,664,768)	(1,550,884)	(6,750,237)
Depreciation and amortization	4,738,662	9,018,997	12,628,280
Bad debt expense	-	-	2,577,526
Gain on bargain purchase	-	(440,681)	-
Impairment loss	45,886	1,697,539	-
Interest expense on non-recourse financing paid directly
to lenders by lessees		196,304	1,094,226
Loss on financial instruments	8,702	-	-
Changes in operating assets and liabilities:
Collection of finance leases	3,388,964	1,083,263	2,035,245
Restricted cash	-	226,882	37,868
Service contracts receivable	108,354	241,447	-
Other assets, net	193,459	(912,470)	(63,635)
Deferred revenue	(241,851)	37,480	(1,913)
Due to Manager and affiliates, net	41,304	(212,390)	173,634
Accrued expenses and other current liabilities	440,537	(428,407)	(313,396)
Distributions from joint ventures	472,383	1,742,027	1,612,385

Net cash provided by operating activities	5,689,736	7,764,288	8,047,967

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	7,183,341	3,209,938	18,081,200
Distributions received from joint ventures in excess of profits	3,114,137	4,226,051	3,021,595
Investment in financing facility	-	-	(164,822)
Repayment of financing facility	-	-	4,367,055
Purchase of equipment	(3,236)	(32,033)	-
Cash received in connection with business acquisition		576,781	-
Investments in joint ventures	-	-	(13,368,631)

Net cash provided by investing activities	10,294,242	7,980,737	11,936,397

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	1,350,000	2,285,000	-
Repayment of revolving line of credit, recourse	(1,450,000)	(2,185,000)	(5,000,000)
Repayments of non-recourse long-term debt	-	(2,817,772)	(1,463,976)
Cash distributions to members	(13,213,065)	(12,875,942)	(12,881,592)
Shares of limited liability company interests redeemed	-	(14,798)	(123,301)
Cash distributions to noncontrolling interests	(2,326,563)	(1,225,399)	(1,122,540)

Net cash used in financing activities	(15,639,628)	(16,833,911)	(20,591,409)

Effects of exchange rates on cash and cash equivalents	(31,818)	(267,850)	(56,987)

Net increase (decrease) in cash and cash equivalents	312,532	(1,356,736)	(664,032)
Cash and cash equivalents, beginning of the year	2,428,058	3,784,794	4,448,826

Cash and cash equivalents, end of the year	$2,740,590	$2,428,058	$3,784,794

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$-	$4,386,104	$11,722,647
Transfer of leased equipment at cost to equipment held for sale	$-	$-	$395,350
Transfer from net investment in finance leases to equipment	$-	$6,829,746	$-
Transfer from investments in unguaranteed residual values to
leased equipment at cost	$-	$52,722	$1,935
Transfer from leased equipment at cost to net investment in
finance leases	$2,440,135	$30,891,185	$-
Transfer of non-recourse long-term debt in connection with
sale of subsidiary	$-	$-	$10,906,321

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

The initial capitalization of the LLC was $1,000 contributed by the Manager.  The LLC offered shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital from additional members.  The LLC commenced business operations on its initial closing date, August 22, 2003, with the admission of investors holding 5,066 Shares, representing $5,065,736 of capital contributions.  Between August 23, 2003 and April 5, 2005, the final closing date, the LLC admitted investors holding 144,928 Shares representing $144,928,766 of capital contributions, bringing the total Shares to 149,994 representing $149,994,502 of capital contributions.  In addition, pursuant to the terms of the LLC’s offering, the LLC established a reserve in the amount of 1.0% of the gross offering proceeds, or $1,499,945.  Through December 31, 2010, the LLC redeemed 1,783 Shares, bringing the total number of outstanding Shares to 148,211.

Effective April 30, 2010, the LLC completed its operating period. On May 1, 2010, the LLC entered its liquidation period, during which the LLC is selling and will continue to sell its assets in the normal course of business. If the Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, the Manager may do so. The Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

The LLC invested most of the net proceeds from its offering in equipment subject to leases, other financing transactions and residual ownership rights in items of leased equipment.  After the net offering proceeds were invested, additional investments were made with the cash generated from the LLC’s initial investments to the extent that cash was not needed for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”

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
December 31, 2010

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
December 31, 2010

(2)	Summary of Significant Accounting Policies – continued

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies – continued

The Manager has an investment committee that approved each new equipment lease and other financing transaction.  As part of its process, the investment committee determined the residual value, if any, to be used once the investment had been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s impairment review policy.

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
December 31, 2010

(2)	Summary of Significant Accounting Policies – continued

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

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions. These costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable.  Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Acquisition Fees

Pursuant to the LLC Agreement, the LLC paid acquisition fees to the Manager equal to 3% of the purchase price of the LLC’s investments.  These fees were capitalized and included in the cost of the investment.

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
December 31, 2010

(2)	Summary of Significant Accounting Policies – continued

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies – continued

Recently Adopted Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities. The adoption of this guidance did not have a material effect on the LLC’s consolidated financial statements as of December 31, 2010.

In 2010, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for us beginning January 1, 2010. The adoption of this accounting pronouncement did not have a material effect on the LLC’s consolidated financial statements as of December 31, 2010.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2010 and 2009:

	2010	2009
Minimum rents receivable, net	$54,902,428	$55,821,635
Estimated residual values	7,300,000	7,300,000
Unearned income	(25,684,477)	(31,312,946)
Net investment in finance leases	36,517,951	31,808,689

Less: Current portion of net investment in finance leases	616,088	-

Net investment in finance leases, less current portion	$35,901,863	$31,808,689

Marine Vessels

On June 24, 2004, two of the LLC’s wholly-owned subsidiaries ICON Containership I, LLC (“ICON Containership I”) and ICON Containership II, LLC (“ICON Containership II”) acquired two container vessels, the M/V China Star (the “China Star,” f/k/a the M/V ZIM Canada) and the M/V Dubai Star (the “Dubai Star,” f/k/a the M/V ZIM Korea), from ZIM Israel Navigation Co. Ltd. (“ZIM”).  The LLC simultaneously entered into bareboat charters with ZIM for the China Star and the Dubai Star.  The charters were originally scheduled to expire in June 2009 with a charterer option for two 12-month extension periods.  The aggregate purchase price for the China Star and the Dubai Star was approximately $70,700,000, including approximately $52,300,000 of non-recourse debt.  On July 1, 2008, the bareboat charters for the China Star and the Dubai Star were extended to June 30, 2014 (the “ZIM Charter Extensions”).

On October 30, 2009, ICON Containership I and ICON Containership II amended the bareboat charters for the China Star and the Dubai Star to restructure the charterer’s payment obligations (the “Restructured ZIM Charters”).  In addition, the charters for the China Star and the Dubai Star were extended from June 30, 2014 to March 31, 2017 and to March 31, 2016, respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(3)	Net Investment in Finance Leases – continued

As a result of the restructuring, the amended charters for the China Star and the Dubai Star have been classified as finance leases.  As a result of the charters being classified as finance leases, the net book value of approximately $30,891,000 was transferred from leased equipment at cost to net investments in finance leases as of October 1, 2009.

Telecommunications Equipment

On March 17, 2010, the LLC’s wholly-owned subsidiary ICON Global Crossing, LLC (“ICON Global Crossing”) and Global Crossing Telecommunications, Inc. (“Global Crossing”) agreed to extend the lease between the entities for the period beginning on April 1, 2010 and ending on March 31, 2011.  In connection with the extension, ICON Global Crossing and Global Crossing agreed to a purchase option of $1 at the end of the lease for each schedule of equipment, resulting in the reclassification of the lease to a finance lease. See Note 4 to the LLC’s consolidated financial statements.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at December 31, 2010:

Years Ending December 31,
2011	$2,858,077
2012	6,771,948
2013	16,184,616
2014	18,535,936
2015	6,031,990
Thereafter	4,519,861
$54,902,428

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2010 and 2009:

	2010	2009
Telecommunications equipment	$-	$17,319,286
Materials handling and manufacturing equipment	894,048	4,992,696
Information technology equipment	24,191	24,191
	918,239	22,336,173

Less: Accumulated depreciation	900,124	11,201,367

	$18,115	$11,134,806

Depreciation expense was $3,225,222, $6,420,963, and $12,574,832 for the years ended December 31, 2010, 2009 and 2008, respectively.

Marine Vessels

On January 13, 2005, the LLC’s wholly-owned subsidiary ICON Containership III, LLC (“ICON Containership III”) acquired a container vessel, the M/V ZIM Italia (the “ZIM Italia”), from ZIM Integrated Shipping Services Ltd. (“ZIM Integrated”) and simultaneously entered into a bareboat charter with ZIM Integrated for the ZIM Italia.  The charter was for a period of 60 months with a charterer option for two 12-month extension periods.  The purchase price for the ZIM Italia was approximately $35,350,000, including approximately $26,150,000 of non-recourse debt.  On March 31, 2008, the LLC sold its rights, title and interest in ICON Containership III to an unrelated third party (the “Purchaser”) for net proceeds of approximately $16,930,000, which was comprised of (i) a cash payment of approximately $27,500,000, (ii) cash value of restricted cash held by the lender of approximately $336,000, offset by (iii) the transfer of approximately $10,906,000 of non-recourse debt secured by an interest in the ZIM Italia.  The LLC’s obligations under the loan agreement were satisfied with the transfer of the non-recourse debt.  The LLC realized a gain on the sale of approximately $6,741,000 during the year ended December 31, 2008.

Manufacturing Equipment

On March 23, 2006, the LLC was assigned and assumed the rights to a lease from Remarketing Services, Inc. (“Remarketing Services”), a related party, for approximately $594,000.  Remarketing Services was assigned and assumed the rights to a lease from Chancellor Fleet Corporation (“Chancellor”), an unrelated third party.  Chancellor was a party to a lease with Saturn Corporation (“Saturn”), a subsidiary of General Motors Company (“GM”), for materials handling equipment.  The lease term was to expire on September 30, 2011.

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
December 31, 2010

(4)	Leased Equipment at Cost - continued

 On July 28, 2006, the LLC was assigned and assumed the rights to a lease from Varilease Finance Group, Inc. (“Varilease”) for approximately $2,817,000.  Varilease was party to a lease with Anchor Tool & Die Co. (“Anchor”) for automotive steering column production and assembly equipment (the “Automotive Equipment”).  The Automotive Equipment was installed and operated at Anchor’s production facility.  On September 30, 2009, the lease term expired and the LLC sold all of the Automotive Equipment to Anchor for a purchase price of $1,750,000, which resulted in the LLC recording a gain of $1,189,000.

On September 28, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of Texas Die, a wholly-owned subsidiary of MWU, for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.  On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Monroe Plastics, Inc. (“Monroe”), another wholly-owned subsidiary of MWU, for a purchase price of $2,000,000.  The lease term commenced on January 1, 2008.

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

On July 26, 2010, the LLC sold the machining and metal working equipment subject to lease with Texas Die, to Texas Die for approximately $1,844,000, which represented all amounts due under the lease, and simultaneously terminated the lease. The LLC recorded a gain on sale of $520,959.

On July 26, 2010, the LLC sold the machining and metal working equipment subject to lease with MPI, to MPI for approximately $1,571,000, which represented all amounts due under the lease, and simultaneously terminated the lease. The LLC recorded a gain on sale of $365,120.

Simultaneously with the closing of the transactions with Texas Die and Monroe, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), entities also managed by the Manager (together with the LLC, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of Texas Die and Monroe) were cross-collateralized and cross-defaulted, and all subsidiaries’ obligations were guaranteed by MWU.  The Participating Funds also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments.  On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of the Manager, entered into an amended forbearance agreement with MWU, Texas Die, Monroe and seven other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain non-payment related defaults by the MWU entities under their lease covenants with the LLC.  The terms of the agreement included, among other things, the pledge of additional collateral and the grant of a warrant for the purchase of 12% of the fully diluted capital stock of MWU at an exercise price of $1,000, exercisable until March 31, 2015.

As contemplated by the credit support agreement, on September 30, 2010, the Participating Funds terminated the credit support agreement and the LLC contributed assets in the form of a cash payment in the amount of approximately $842,000 to Fund Twelve in connection with the extinguishment of the Participating Funds obligation thereunder. The methodology used to determine the settlement amount that the LLC paid was at the discretion of the Manager, consistent with the intent of the credit support agreement.  As a result, the LLC recorded a loss of approximately $842,000 in connection with the termination of the credit support agreement during the twelve months ended December 31, 2010.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Leased Equipment at Cost - continued

Telecommunications Equipment

The LLC, along with Fund Eleven and ICON Income Fund Eight A L.P. (“Fund Eight A”), entities also managed by the Manager, owned ICON Global Crossing, with ownership interests of 30.62%, 61.39% and 7.99%, respectively, to purchase telecommunications equipment.  The total capital contributions made to ICON Global Crossing were approximately $25,131,000, of which the LLC’s share was approximately $7,695,000.  ICON Global Crossing purchased telecommunications equipment subject to a lease with Global Crossing for approximately $25,278,000.  The equipment was subject to a 48-month operating lease that commenced on April 1, 2006.

On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to Global Crossing for a purchase price of $5,493,000.  The transaction was effected in order to redeem Fund Eleven’s 61.39% ownership interest in ICON Global Crossing.  After the redemption, the LLC’s and Fund Eight A’s ownership interests in ICON Global Crossing are 79.31% and 20.69%, respectively.  Following the transaction, the LLC consolidated the financial condition and results of operations of ICON Global Crossing as of September 30, 2009.

On March 17, 2010, the LLC’s wholly-owned subsidiary ICON Global Crossing and Global Crossing agreed to extend the lease which was set to expire on March 31, 2010.  The lease is now scheduled to expire on March 31, 2011.  In connection with the extension, ICON Global Crossing and Global Crossing agreed to fix the purchase option at $1 for each schedule of equipment, at which time the lease was reclassified as a direct finance lease.

The LLC, along with Fund Eleven and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the Manager, owned ICON Global Crossing II, LLC (“ICON Global Crossing II”) with ownership interests of approximately 72.34%, 13.26% and 14.40%, respectively. The total capital contributions made to Global Crossing II were approximately $13,885,000, of which the LLC’s share was approximately $10,044,000.  All contributed capital was used to purchase telecommunications equipment subject to a 48-month lease with Global Crossing and Global Crossing North American Networks, Inc. (together with Global Crossing, “Global Crossing Group”) that commenced on November 1, 2006.

On October 29, 2010, ICON Global Crossing II sold all equipment under lease to Global Crossing for a total purchase price of approximately $3,298,000 and the LLC recorded a gain on sale of equipment for approximately $521,000.

Digital Mini-Labs

During December 2004, the LLC acquired 101 Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation (“Rite Aid”).  The leases expired at various times from November 2007 to September 2008.  As of December 31, 2007, the lease that expired in November 2007 was extended on a month-to-month basis.

During 2008, Rite Aid returned all of the digital mini-labs it previously had on lease.  Of this equipment, the Manager sold 81 digital mini-labs for approximately $687,000 and the LLC recognized a loss on the sale of equipment of approximately $42,000.  As of December 31, 2008, the LLC reclassified the net book value of the remaining equipment returned by Rite Aid of $98,350 from an operating lease to equipment held for sale.  As of December 31, 2010, the LLC has a net book value of the remaining digital mini labs of $23,393 recorded as equipment held for sale.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(5)	Note Receivable

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013.  In connection with the transaction, the LLC received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant is set to expire on April 6, 2014.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  The LLC received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest.  The repayment does not affect the warrant held by the LLC and the LLC retains its rights thereunder.  At December 31, 2010, the Manager determined that the fair value of this warrant was $70,669.

(6)	Business Acquisition

On June 30, 2005, the LLC’s wholly-owned subsidiary ICON Premier, LLC (“ICON Premier”), executed a sales and purchase agreement, a master lease agreement and related documents (collectively, the “Lease”) with Premier Telecom Contracts Limited (“Premier Telecom”), a licensee providing bedside entertainment services to hospitals in the United Kingdom, in connection with the purchase of approximately 5,000 bedside entertainment and communication terminals installed in several National Health Service hospitals in the United Kingdom.  Premier Telecom is one of four companies in the United Kingdom to receive the rights to install and operate the equipment in the hospitals, and it has the exclusive right to install and operate the equipment in thirteen hospitals. The base term of the Lease, which commenced on January 1, 2006, was for a period of 84 months.  Between June 30, 2005 and April 30, 2006, the LLC had purchased approximately $13,945,000 (£8,091,000) of bedside entertainment and communication terminals, inclusive of initial direct costs.

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

On January 30, 2009, ICON Premier acquired 51% of the outstanding stock of Pretel for a purchase price of £1 and in consideration for restructuring its pre-existing lease transaction with Pretel.  The estimated fair value of the net assets acquired exceeded the total purchase price by approximately $441,000.  Accordingly, the LLC recognized that excess as a gain attributable to a bargain purchase.  The acquisition was accounted for as a business combination, and the results of operations of Pretel have been included in the consolidated financial statements of the LLC from the date of acquisition.  Had the acquisition occurred as of January 1, 2009, the impact on the LLC’s consolidated results would have been immaterial.  The purpose of this acquisition was to protect the LLC’s interest in a direct finance lease in connection with a first priority security interest in the Lease.  Accordingly, the LLC became the majority shareholder of Pretel (and subsequently obtained the ability to dispose of all of the stock of Pretel) until such time that such amounts due to the LLC under the Lease are paid in full.  At such time, the control of the business may revert back to the original shareholders.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(6)	Business Acquisition - continued

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

Following ICON Premier’s acquisition of 51% of Pretel, the bedside entertainment and communication terminals originally on lease to Pretel along with the long-lived assets and other equipment of Pretel are classified as Equipment on the consolidated balance sheet.  During the LLC’s 2009 annual impairment testing, it was determined that the carrying value of Pretel’s long lived assets were in excess of the estimated fair value of those assets.  At December 31, 2009, ICON Premier recorded an impairment loss of approximately $1,513,000 to properly reflect those assets at fair value.

Subsequent to December 31, 2010, ICON Premier sold 25% of Pretel to its new Chief Executive Officer for £100,000.  This sale consisted of 100,000 class B Pretel shares (“Pretel Shares").  The Pretel Shares represent 25% of the voting and earnings rights of Pretel, including 25% of the existing equity at the close of the sale.  As part of the sale agreement, if certain financial targets are not achieved by Pretel during the year ended December 31, 2011, ICON Premier retains the right to re-purchase the equity at £100,000. As a result, the difference between the fair market value of the shares and the amount paid will be charged to compensation expense ratably during 2011.

The fair value of the Pretel Shares was determined using a discounted cash flow analysis utilizing Pretel’s projected cash flows and expected future terminal value. Based on this analysis, the LLC estimates the difference between the fair value of the Pretel Shares and the £100,000 paid to be approximately £750,000.  This difference will be charged to compensation expense during 2011, and classified in general and administrative expense on the consolidated statements of operations.  Pretel will also indemnify the new CEO for a portion of the tax liability resulting from the transaction.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

The five minority-owned joint ventures described below are accounted for under the equity method.

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

ICON Global Crossing V, LLC

On December 20, 2007, the LLC and Fund Eleven formed ICON Global Crossing V, LLC (“ICON Global Crossing V”), with ownership interests of 45% and 55%, respectively, to purchase telecommunications equipment for approximately $12,982,000.  The equipment was subject to a 36-month lease with Global Crossing that commenced on January 1, 2008.  The total capital contributions made to ICON Global Crossing V were approximately $12,982,000, of which the LLC’s share was approximately $5,842,000.

On January 3, 2011, upon the conclusion of the lease and in accordance with its terms, ICON Global Crossing V sold telecommunications equipment subject to lease with Global Crossing to Global Crossing for approximately $2,077,000.

ICON Northern Leasing, LLC

On November 25, 2008, ICON Northern Leasing, LLC (“ICON Northern Leasing”), a joint venture among the LLC, Fund Eleven and Fund Twelve, purchased four promissory notes (the “Notes”) and received an assignment of the underlying master loan and security agreement (the “MLSA”), dated July 28, 2006. The LLC, Fund Eleven and Fund Twelve have ownership interests of 12.25%, 35% and 52.75%, respectively, in ICON Northern Leasing. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and were scheduled to mature between October 15, 2010 and August 14, 2011. The LLC’s share of the purchase price of the Northern Notes was approximately $3,868,000 and the LLC paid an acquisition fee to its Manager of approximately $36,000 relating to this transaction.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(7)	Investments in Joint Ventures – continued

On December 23, 2010, ICON Northern Leasing restructured the Notes owned by it by extending each Note’s term and increasing each Note’s interest rate 1.50%.  Interest on the Notes now accrues at rates ranging from 9.47% to 9.895% per year and the Notes are scheduled to mature at various dates between December 15, 2011 and February 15, 2013.

Information as to the financial position and results of operations of ICON Northern Leasing is summarized below:

	December 31,	December 31,
	2010	2009
Current assets	$6,585,547	$13,532,355
Non-current assets	$3,672,575	$5,916,150
Current liabilities	$-	$128
Non-current liabilities	$-	$-
Members' equity	$10,258,122	$19,448,377
LLC's share of equity	$1,251,414	$2,360,446

	December 31, 2010	December 31, 2009
Revenue	$2,482,966	$5,446,823
Expenses	256,504	556,061
Net income	$2,226,462	$4,890,762
LLC's share of net income	$289,516	$640,966

ICON Eagle Carina Holdings, LLC

On December 3, 2008, ICON Eagle Carina Pte. Ltd. (“ICON Eagle Carina”), a Singapore corporation wholly-owned by ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the M/V Eagle Carina (the “Eagle Carina”), from Aframax Tanker II AS.  On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 was financed with non-recourse debt borrowed from BNP Paribas (“Paribas,” f/k/a Fortis Bank SA/NV) and DVB Bank SE (“DVB”).  The Eagle Carina is subject to an 84-month bareboat charter with AET, Inc. Limited (“AET”) that expires on November 14, 2013.  ICON Carina Holdings paid an acquisition fee to the Manager of approximately $1,170,000 in connection with this transaction, of which the LLC’s share was approximately $418,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(7)	Investments in Joint Ventures – continued

Information as to the financial position and results of operations of ICON Carina Holdings is summarized below:

	December 31,	December 31,
	2010	2009
Current assets	$475,615	$111,286
Non-current assets	$32,846,322	$36,779,590
Current liabilities	$1,187,523	$5,852,265
Non-current liabilities	$17,363,526	$17,363,527
Members' equity	$14,770,888	$13,675,084
LLC's share of equity	$5,273,207	$4,882,005

	December 31, 2010	December 31, 2009
Revenue	$5,940,255	$5,946,209
Expenses	4,620,065	4,937,633
Net income	$1,320,190	$1,008,576
LLC's share of net income	$471,308	$360,062

ICON Eagle Corona Holdings, LLC

On December 3, 2008, ICON Eagle Corona Pte. Ltd. (“ICON Eagle Corona”), a Singapore corporation wholly-owned by ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the M/V Eagle Corona (the “Eagle Corona”), from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 was financed with non-recourse debt borrowed from Paribas and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Corona Holdings paid an acquisition fee to the Manager of approximately $1,238,000 in connection with this transaction, of which the LLC’s share was approximately $442,000.

Information as to the financial position and results of operations of ICON Corona Holdings is summarized below:

	December 31,	December 31,
	2010	2009
Current assets	$251,132	$116,693
Non-current assets	$35,539,688	$39,231,467
Current liabilities	$1,481,576	$6,311,716
Non-current liabilities	$18,156,062	$18,156,062
Members' equity	$16,153,182	$14,880,382
LLC's share of equity	$5,766,686	$5,312,296

	December 31, 2010	December 31, 2009
Revenue	$6,087,792	$6,090,037
Expenses	4,600,018	4,982,970
Net income	$1,487,774	$1,107,067
LLC's share of net income	$531,135	$395,223

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

During the years ended December 31, 2010, 2009 and 2008, the LLC realized proceeds of approximately $0, $164,000 and $149,000 on sales of its interests in unguaranteed residual values as well as sold certain of its investments in unguaranteed residual values that were previously transferred to leased equipment at cost for approximately $0, $4,000 and $114,000, which resulted in a net (loss) gain on sale of approximately $0, ($35,000) and $58,000, respectively.

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

Under the terms of the Purchase and Sale agreement (the “Purchase Agreement”), Key Finance and the LLC will receive residual proceeds up to the “bottom residual value,” as defined in the related remarketing agreement.  The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, once the portfolio’s return to the LLC has exceeded the expected residual, any additional residual proceeds will be split equally between Key Finance and the LLC.  For the years ended December 31, 2010, 2009 and 2008, there was no residual sharing.

During the years ended December 31, 2010, 2009 and 2008, the LLC remarketed certain of its investments in unguaranteed residual values with a cost basis of approximately $116,000, $211,000 and $143,000, respectively.  The LLC realized proceeds of approximately $59,000, $184,000 and $106,000 on sales of its interests in unguaranteed residual values, which resulted in a loss on sale of approximately $57,000, $27,000 and $37,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

On March 29, 2011, all remaining assets in the Key Finance portfolio were sold for approximately $128,000.  As a result, the LLC recognized an impairment loss on the investment in unguaranteed residual values of approximately $46,000 as of December 31, 2010 to adjust the investment balance to the approximate net realizable value.

At December 31, 2010 and 2009, the remaining balance of the LLC’s investment in unguaranteed residual values was approximately $128,000 and $290,000, respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(9)	Non-Recourse Long-Term Debt

On June 24, 2004, each of ICON Containership I and ICON Containership II, wholly-owned subsidiaries of the LLC, borrowed $26,150,000 from Fortis Capital Corp. in connection with the acquisitions of the China Star and the Dubai Star from ZIM.  The non-recourse long-term debt obligations accrued interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year.  The non-recourse long-term debt obligations required 60 monthly payments ranging from approximately $372,000 to $483,000.  The lender had a security interest in the China Star and the Dubai Star and an assignment of the charter hire with ZIM.  The LLC paid and capitalized approximately $523,000 in debt financing costs.

On July 1, 2009, ICON Containership I and ICON Containership II repaid the outstanding balance of the non-recourse long-term debt obligations and satisfied all of the LLC’s non-recourse long-term debt obligations.

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

For the years ended December 31, 2010, 2009 and 2008, the LLC recognized amortization expense of $0, $8,633 and $185,254, respectively.

(10)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P (“Fund Eight B”), Fund Nine, Fund Eleven, Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, together with the LLC, Fund Eight B, Fund Nine, Fund Eleven and Fund Twelve, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement.  Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  At December 31, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend.  The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year.  The interest rate at December 31, 2010 was 4.0%.  In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

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

Aggregate borrowings by all Borrowers under the Facility amounted to $1,450,000 at December 31, 2010, all of which was borrowed by Fund Eleven. Subsequent to December 31, 2010, Fund Eleven repaid $1,450,000, which reduced its outstanding loan balance to $0.

The Borrowers were in compliance with all covenants under the Loan Agreement at December 31, 2010.  As of such date, no amounts were due to or payable by the LLC under the Contribution Agreement.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(11)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 5% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations.  The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.  The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

The LLC paid distributions to the Manager of $132,131, $128,760 and $128,817 for the years ended December 31, 2010, 2009 and 2008, respectively.  Additionally, the Manager’s interest in the net income attributable to Fund Ten was $62,058, $62,185 and $125,937 for the years ended December 31, 2010, 2009 and 2008, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2010, 2009 and 2008 were as follows:

Entity	Capacity	Description	2010	2009	2008
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$-	$895,443
ICON Capital Corp.	Manager	Management fees (2)	$785,037	$1,246,713	$1,620,239
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (2)	$850,157	$1,090,870	$1,448,324

(1) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Amount charged directly to operations.

At December 31, 2010 and 2009, the LLC had a net payable of $171,156 and $131,351, respectively, due to the Manager and its affiliates that primarily consisted of administrative expense reimbursements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

Interest Rate Risk

As of December 31, 2010, the LLC has interests through joint ventures in three floating-to-fixed interest rate swaps relating to ICON Corona Holdings, ICON Carina Holdings and ICON Mayon designated and qualifying as cash flow hedges with an aggregate notional amount of $42,289,329. These interest rate swaps have maturity dates ranging from July 25, 2011 to November 14, 2013.

As of December 31, 2009, the LLC had interests through joint ventures in three floating-to-fixed interest rate swaps relating to ICON Corona Holdings, ICON Carina Holdings and ICON Mayon designated and qualifying as cash flow hedges with an aggregate notional amount of $57,678,665. These interest rate swaps have maturity dates ranging from July 25, 2011 to November 14, 2013.

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

For these derivatives, the LLC or joint ventures record their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of income (loss) from investments in joint ventures. During the year ended December 31, 2010, the joint ventures recorded no hedge ineffectiveness in earnings.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(12)	Derivative Financial Instruments – continued

Non-designated Derivatives

As of December 31, 2010, warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as of December 31, 2010:

	Asset Derivatives
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Warrants	Other non-current assets	$70,669

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on the statements of operations for the year ended December 31, 2010 of $8,702.  The net loss recorded for the year ended December 31, 2010 was comprised of an unrealized loss recorded in general and administrative expense of $8,702 relating to warrants.

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on the statements of operations for the year ended December 31, 2009 of $91,436.  The net gain recorded for the year ended December 31, 2009 was comprised of a realized gain recorded in general and administrative expense of $73,644 relating to interest rate swap contracts that matured during the quarter ended September 30, 2009 and an unrealized gain recorded in general and administrative expense of $17,792 relating to warrants.

The LLC’s derivative financial instruments not designated as hedging instruments generated an unrealized loss of $28,062 on the statements of operations for the years ended December 31, 2008.  This net loss recorded for the year ended December 31, 2008 was comprised of an unrealized loss recorded in general and administrative expense of $28,062 relating to warrants.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(12)	Derivative Financial Instruments – continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the year ended December 31, 2010 and 2009:

Year Ended December 31, 2010

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(444,093)	Interest expense	$(491,969)

Year Ended December 31, 2009

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(384,447)	Interest expense	$(616,320)

At December 31, 2010, the total unrealized (loss) recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps was approximately $342,000.  During the years ended December 31, 2010, 2009 and 2008, the LLC recorded immaterial amounts of hedge ineffectiveness in earnings.

During the twelve months ending December 31, 2011, the LLC estimates that approximately $269,000 will be transferred from AOCI to income (loss) from investments in joint ventures.

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
December 31, 2010

(13)	Accumulated Other Comprehensive Income (Loss)

AOCI includes accumulated losses on derivative financial instruments of joint ventures and currency translation adjustments of $341,550 and $1,623,230, respectively, at December 31, 2010, and accumulated losses on derivative financial instruments and currency translation adjustments of $389,426 and $1,490,493, respectively, at December 31, 2009.

Total comprehensive income for the year ended December 31, 2010 was $6,548,037, which included: (i) net income of $6,632,898; (ii) a net change in unrealized gain on derivative financial instruments of $47,876; and (iii) unrealized loss on currency translation adjustments of $132,737.

Total comprehensive income for the year ended December 31, 2009 was $7,852,176, which included: (i) net income of $6,586,304; (ii) a net change in unrealized gain on derivative financial instruments of $306,488; and (iii) unrealized gain on currency translation adjustments of $959,384.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$70,669	$70,669

Liabilities:	$-	$-	$-	$-

The LLC’s warrants are valued using models based on readily observable or unobservable market parameters and are classified within Level 2 or Level 3.  As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(14)	Fair Value Measurements – continued

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

	December 31, 2009	Level 1	Level 2	Level 3	Total Impairment Loss
Leased equipment at cost	$100,000	-	-	$100,000	$185,000
Equipment	$4,342,115	-	-	$4,342,115	$1,512,539

The LLC’s non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3.  As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

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

For the year ended December 31, 2010 and 2009, the LLC had two lessees that accounted for approximately 81.2% and 69.3%, respectively of rental and finance income. For the year ended December 31, 2008, the LLC had three lessees that accounted for approximately 79.7% of rental and finance income.

At December 31, 2010 and 2009, the LLC had two lessees that accounted for approximately 69.8% and 54.3%, respectively of total assets.  At December 31, 2008, the LLC had one lease that accounted for approximately 37.0% of total assets and one lender that accounted for approximately 83.1% of total liabilities.

(16)	Share Redemptions

The LLC redeemed 0, 20 and 148 Shares during the years ended December 31, 2010, 2009 and 2008, respectively.  The redemption amounts are calculated according to a specified redemption formula pursuant to the LLC Agreement.  Redeemed Shares have no voting rights and do not share in distributions.  The LLC Agreement limits the number of Shares that can be redeemed in any one year and redeemed Shares may not be reissued. Redeemed Shares are accounted for as a reduction of members' equity.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(17)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes operating leases (net of accumulated depreciation), finance leases, equipment (net of accumulated depreciation), investments in joint ventures and investments in unguaranteed residual values, were as follows:

	Year Ended December 31, 2010
	United	United
	States	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$4,850,684	$453,770	$-	$5,304,454
Finance income	$28,266	$-	$5,629,825	$5,658,091
Servicing income	$-	$5,400,001	$-	$5,400,001
Income from investments in joint ventures	$472,369	$-	$2,344,334	$2,816,703

	At December 31, 2010
	United	United
	States	Kingdom	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$616,088	$-	$35,901,863	$36,517,951
Leased equipment at cost, net	$15,980	$2,135	$-	$18,115
Equipment, net	$-	$2,804,715	$-	$2,804,715
Investments in joint ventures	$1,840,928	$-	$22,690,323	$24,531,251
Investments in unguaranteed residual values	$-	$128,368	$-	$128,368

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(18)	Selected Quarterly Financial Data

The following table is a summary of selected financial data by quarter (unaudited):

	Quarters Ended in 2010				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2010
Total revenue	$5,902,837	$4,831,702	$5,724,933	$4,630,380	$21,089,852
Net income attributable to Fund Ten allocable
to additional members	$2,186,739	$353,279	$2,455,790	$1,147,950	$6,143,758
Weighted average number of additional shares of
limited liability company interests outstanding	148,211	148,211	148,211	148,211	148,211
Net income attributable to Fund Ten per weighted average
additional share of limited liability company interests	$14.75	$2.38	$16.57	$7.75	$41.45

	Quarters Ended in 2009				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2009
Total revenue	$5,933,821	$6,549,434	$7,644,518	$6,817,692	$26,945,465
Net income attributable to Fund Ten allocable
to additional members	$1,576,887	$1,746,758	$2,035,458	$797,258	$6,156,361
Weighted average number of additional shares of
limited liability company interests outstanding	148,231	148,231	148,214	148,211	148,222
Net income attributable to Fund Ten per weighted average
additional share of limited liability company interests	$10.64	$11.78	$13.73	$5.38	$41.53

(19)	Commitments and Contingencies and Off-Balance Sheet Transactions

Pursuant to the terms of the Purchase Agreement, Key Finance and the LLC will receive residual proceeds up to the “bottom residual value,” as defined in the related remarketing agreement.  The LLC will then receive residual proceeds up to certain thresholds established in the Purchase Agreement.  Once the portfolio’s return to the LLC has exceeded a certain threshold, as established in the Purchase Agreement, any additional residual proceeds will be split equally between Key Finance and the LLC.

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

In connection with the acquisitions of the Eagle Carina and the Eagle Corona, ICON Carina Holdings and ICON Corona Holdings maintain two restricted cash accounts with Paribas. These restricted cash accounts consist of the free cash balances that result from the difference between the charter payments from AET and the repayments on the non-recourse long-term debt to Paribas and DVB.  The free cash for ICON Carina Holdings and ICON Corona Holdings remain in the restricted cash accounts until $500,000 is funded into each account.  Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.

On November 25, 2008, ICON Northern Leasing, purchased the Notes and received an assignment of the MLSA.  The Notes are secured by an underlying pool of leases for point of sale equipment and Northern Leasing Systems, Inc., the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $6,355,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(19)	Commitments and Contingencies and Off-Balance Sheet Transactions - continued

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.  The obligation related to these agreements is recorded at fair value. There were no liabilities recorded as of December 31, 2010 and 2009.

(20)	Foreign Income Taxes

Upon the acquisition of Pretel, some of the LLC’s subsidiaries are subject to taxation under the laws of the United Kingdom.  As of December 31, 2010, the LLC has a net deferred tax asset of approximately $9,679,000 (£6,245,000), which is composed primarily of net operating loss carry forwards as well as temporary differences relating to equipment depreciation.  As of the acquisition date and December 31, 2009, the LLC’s net deferred tax assets had a full valuation allowance.

At December 31, 2010, the LLC had net operating loss carryforwards of approximately $29,820,000 (£19,239,000), which do not expire under the tax laws of the United Kingdom. The LLC had a full valuation allowance on its net deferred tax asset. The LLC has not identified any uncertain tax positions as of December 31, 2010.

(21)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the members.

At December 31, 2010 and 2009, the members’ equity included in the consolidated financial statements totaled $65,808,720 and $72,900,830, respectively.  The members’ capital for federal income tax purposes at December 31, 2010 and 2009 totaled $84,836,028 and $93,254,201, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in gain (loss) on sale of equipment, depreciation and amortization between financial reporting purposes and federal income tax purposes.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(21)	Income Tax Reconciliation (unaudited) - continued

The following table reconciles net income attributable to Fund Ten for financial statement reporting purposes to the net income attributable to Fund Ten for federal income tax purposes for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net income attributable to Fund Ten
per consolidated financial statements	$6,205,816	$6,218,546	$12,593,752
Finance Income	(5,629,824)
Rental income	3,431,328	(1,450,010)	-
Depreciation and amortization	(5,677,996)	(524,024)	(1,042,426)
Gain on consolidated joint venture	4,875,367	4,105,695	-
Deferred revenue	-	241,851	(509,228)
Gain (loss) on sale of equipment	1,460,159	643,677	(10,051,780)
Other items	144,089	(198,981)	(193,470)

Net income attributable to Fund Ten
for federal income tax purposes	$4,808,939	$9,036,754	$796,848

Schedule II - Valuation and Qualifying Accounts

		Additions Charged	Additions
	Balance At	To Costs,	Charged to		Other Charges
Description	Beginning Of Year	Expensesand Revenues	Deferred Tax Asset	Deductions	Additions (Deductions)		Balance at End of Year

Valuation allowance for deferred tax assets:

Year ended December 31, 2010
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$8,322,930		$1,356,534				$9,679,464

Year ended December 31, 2009
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	-	-	$758,602	-	$7,564,328	(a)	$8,322,930

Allowance for doubtful accounts:

Year ended December 31, 2010
Allowance for doubtful accounts	$60,480	-	-	$(60,480)	-		-

Year ended December 31, 2009
Allowance for doubtful accounts	$2,500,000	$60,480	-	$2,500,000	-		$60,480

Year ended December 31, 2008
Allowance for doubtful accounts	-	$2,500,000	-	-	-		$2,500,000

(a) Represents the valuation allowance as of January 30, 2009, the date of the acquisition of Pretel, of approximately $6,759,000 and currency translation adjustment of approximately $806,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2010, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal office is located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	40	Co-Chairman, Co-Chief Executive Officer, and Co-President
Mark Gatto	38	Co-Chairman, Co-Chief Executive Officer, and Co-President
Joel S. Kress	38	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	42	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	59	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	38	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	52	Senior Vice President — Remarketing and Asset Management
Harry Giovani	36	Senior Vice President — Credit

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

Item 11. Executive Compensation

We have no directors or officers.  Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2010, 2009 and 2008:

Entity	Capacity	Description	2010	2009	2008
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$-	$895,443
ICON Capital Corp.	Manager	Management fees (2)	$785,037	$1,246,713	$1,620,239
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (2)	$850,157	$1,090,870	$1,448,324

(1) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our Manager of $132,131, $128,760 and $128,817 for the years ended December 31, 2010, 2009 and 2008, respectively.  Our Manager’s interest in the net income attributable to us was $62,058, $62,185 and $125,937, for the years ended December 31, 2010, 2009 and 2008, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 21, 2011, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

 During the years ended December 31, 2010 and 2009, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2010 and 2009:

Principal Audit Firm - Ernst & Young LLP
	2010	2009
Audit fees	$381,833	$500,929
Tax fees	115,606	88,500

	$497,439	$589,429

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	1. Financial Statements ICON Mayon, LLC.

ICON Mayon, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Mayon, LLC

We have audited the accompanying balance sheets of ICON Mayon, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Mayon, LLC at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

                                                                                    /s/ Ernst & Young, LLP

March  30, 2011
New York, New York

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2010	2009

Non-current assets:
Leased equipment at cost (less accumulated depreciation of
$9,534,387 and $6,723,066 respectively)	$31,373,130	$34,184,451
Other non-current assets, net	9,633	40,970

Total non-current assets	31,382,763	34,225,421

Total Assets	$31,382,763	$34,225,421

Liabilities and Members’ Equity

Current liabilities:
Current portion of non-recourse long-term debt	$6,769,741	$5,571,597
Derivative instrument	154,477	573,086
Deferred revenue	554,109	555,214
Accrued interest	1,194	-

Total current liabilities	7,479,521	6,699,897

Non-current liabilities:
Non-recourse long-term debt, net of current portion	-	6,769,741

Total Liabilities	7,479,521	13,469,638

Commitments and contingencies

Members’ Equity:
Members' equity	24,056,762	21,327,114
Accumulated other comprehensive loss	(153,520)	(571,331)

Total Members’ Equity	23,903,242	20,755,783

Total Liabilities and Members’ Equity	$31,382,763	$34,225,421

See accompanying notes to financial statements.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Years Ended December 31,
	2010	2009	2008

Revenue:
Rental income	$6,206,105	$6,206,808	$6,206,808

Total revenue	6,206,105	6,206,808	6,206,808

Expenses:
Depreciation	2,811,321	2,757,421	2,760,421
Interest	665,136	975,567	1,441,888

Total expenses	3,476,457	3,732,988	4,202,309

Net income	$2,729,648	$2,473,820	$2,004,499

See accompanying notes to financial statements.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Equity

		Accumulated Other Comprehensive Loss
			Total Members’ Equity
	Members’ Equity
Balance, December 31, 2007 (unaudited)	$16,848,795	$(686,176)	$16,162,619

Net income	2,004,499	-	2,004,499
Change in valuation of derivative instrument	-	(441,847)	(441,847)
Comprehensive income			1,562,652

Balance, December 31, 2008	18,853,294	(1,128,023)	17,725,271

Net income	2,473,820	-	2,473,820
Change in valuation of derivative instrument	-	556,692	556,692
Comprehensive income			3,030,512

Balance, December 31, 2009	21,327,114	(571,331)	20,755,783

Net income	2,729,648	-	2,729,648
Change in valuation of derivative instrument	-	417,811	417,811
Comprehensive income			3,147,459

Balance, December 31, 2010	$24,056,762	$(153,520)	$23,903,242

See accompanying notes to financial statements.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$2,729,648	$2,473,820	$2,004,499
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lender by lessee	(6,205,000)	(6,205,000)	(6,222,000)
Depreciation	2,811,321	2,757,421	2,760,421
Interest expense on non-recourse financing paid
directly to lender by lessee	632,605	927,194	1,362,630
Interest expense from amortization of debt financing costs	31,337	48,373	79,258
Changes in operating assets and liabilities:
Deferred revenue	(1,105)	(1,808)	15,192
Accrued interest	1,194	-	-

Net cash provided by operating activities	-	-	-

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of non-cash financing activity:
Principal and interest paid directly to lender by lessee	$6,205,000	$6,205,000	$6,222,000

See accompanying notes to financial statements.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

(1)	Organization

ICON Mayon, LLC (the “LLC”) was formed on June 26, 2007 as a Marshall Islands limited liability company. The LLC commenced operations on July 24, 2007 (the “Commencement of Operations”). The LLC is a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Income Fund Ten, LLC (“Fund Ten”) (collectively, the “LLC’s Members”). Fund Twelve and Fund Ten have ownership interests of 51% and 49%, respectively, in the LLC’s profits, losses and cash distributions. The LLC is engaged in one business segment, the business of purchasing equipment and leasing to businesses.

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

Cash

The LLC’s cash is held principally at one financial institution and at times may exceed insured limits. The LLC has placed these funds in a high quality institution in order to minimize risk related to exceeding insured limits.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate.  See Note 9 for a discussion of concentrations of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. The LLC believes that the carrying value of its investment and derivative obligations is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

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

Asset Impairments

The asset in the LLC’s portfolio is periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

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

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

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

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2010 and 2009.

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

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the LLC’s Members rather than the LLC. The LLC's income tax returns are subject to examination by the  federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the LLC’s Members.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

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

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of members’ equity on the balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, amortization and impairment losses.  Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for us beginning January 1, 2010.  The adoption of this accounting pronouncement did not have a material effect on the LLC’s financial statements as of December 31, 2010.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

(3)	Leased Equipment at Cost

On July 24, 2007, the LLC purchased a 98,507 DWT Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to the LLC and borrowings of approximately $24,938,000 of non-recourse debt borrowed from BNP Paribas (“Paribas,” f/k/a Fortis Bank SA/NV). Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months. The charter commenced on July 24, 2007. The LLC paid approximately $845,000 in transaction-related costs, which included an acquisition fee of approximately $616,000 paid to the Manager.

Leased equipment at cost consisted of the following at December 31, 2010 and 2009:

	2010	2009
Marine vessels and equipment	$40,907,517	$40,907,517
Less: Accumulated depreciation	9,534,387	6,723,066

	$31,373,130	$34,184,451

Depreciation expense was $2,811,321, $2,757,421 and $2,760,421 for the years ended December 31, 2010, 2009 and 2008, respectively.

Aggregate minimum future rentals receivable from the LLC’s non-cancelable lease consisted of $3,468,000 at December 31, 2010, all of which is due in 2011.

(4)	Non-Recourse Long-Term Debt

On July 24, 2007, the LLC borrowed approximately $24,938,000 in connection with the acquisition of the Mayon Spirit. The non-recourse long-term debt matures on July 25, 2011 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year. The non-recourse long-term debt requires monthly payments ranging from $476,000 to $527,000. The lender has a security interest in the Mayon Spirit and an assignment of the charter hire payments. The LLC paid and capitalized aproximately $187,000 in debt financing costs. At December 31, 2010 and 2009, the balance of the non-recourse long-term debt obligation was approximately $6,770,000 and $12,341,000, respectively.

As of December 31, 2010 and 2009, the LLC had capitalized net debt financing costs of $9,633 and $40,970, respectively.  For the years ended December 31, 2010, 2009 and 2008, the LLC recognized amortization expense of $31,337, $48,373 and $79,258, respectively.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Paribas in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of June 19, 2008, fixed the interest rate at 6.35% per year. As of December 31, 2010 and 2009, the LLC recorded in accumulated other comprehensive loss a cumulative decrease in the fair value of the interest rate swap contract of approximately $154,000 and $571,000, respectively.

The aggregate maturity of non-recourse long-tem debt consisted of $6,769,741 at December 31, 2010, all of which is due in 2011.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

(5)	Fair Value Measurements

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Liabilities:

Derivative Instrument	$-	$154,477	$-	$154,477

The LLC’s derivative contracts, including interest rate swaps, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2. As permitted by accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments. The fair value of the derivative liabilities were recorded in derivative instrument within the balance sheets.

The carrying value of the LLC's non-recourse debt approximates its fair value due to its floating interest rate.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

(6)	Derivative Financial Instruments

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of December 31, 2010 and 2009, the LLC had one floating-to-fixed interest rate swap that is designated and qualifies as a cash flow hedge with a notional amount of $6,769,741 and $12,341,339, respectively. The interest rate swap has a maturity date of July 25, 2011.

For this derivative, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. For the years ended December 31, 2010, 2009 and 2008, no amounts were recorded for hedge ineffectiveness in earnings. At December 31, 2010 and 2009, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $154,000 and $571,000, respectively.

The LLC expects to transfer approximately $155,000 from accumulated other comprehensive loss to earnings in the next 12 months.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

(6)	Derivative Financial Instruments - continued

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s balance sheet as of December 31, 2010 and 2009:

	Liability Derivatives
		December 31,
		2010	2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging
instruments:
Interest rate swaps	Derivative instrument	$154,477	$573,086

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the statements of operations for the year ended December 31, 2010 and 2009:

Year ended December 31, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(33,612)	Interest expense	$(451,423)	Gain (loss) on financial instruments	$-

Year ended December 31, 2009
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(212,921)	Interest expense	$(769,613)	Gain (loss) on financial instruments	$-

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

As of December 31, 2010 and 2009, the fair value of the derivative in a liability position was $154,477 and $573,086, respectively. In the event that the LLC would be required to settle its obligation under the agreement as of December 31, 2010, the termination value would be $155,955.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

(7)	Accumulated Other Comprehensive Income (Loss)

AOCI included accumulated unrealized loss on the derivative financial instrument of $153,520 and $571,331 at December 31, 2010 and 2009, respectively.

 Total comprehensive income for the year ended December 31, 2010 was $3,147,459, which included: (i) net income of $2,729,648 and (ii) a net change in unrealized gain on derivative financial instrument of $417,811. Total comprehensive income for the year ended December 31, 2009 was $3,030,512, which included: (i) net income of $2,473,820, and (ii) a net change in unrealized gain on derivative financial instrument of $556,692.

(8)	Transactions with Related Parties

In the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(9)	Concentration of Risk

For the years ended December 31, 2010, 2009 and 2008 the LLC had one lessee that accounted for 100% of total rental income.

As of December 31, 2010 and 2009, the LLC had one lease that accounted for 99% of the total assets.

As of December 31, 2010 and 2009, the LLC had one lender that accounted for 91% and 92% of total liabilities, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Ten, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 30, 2011

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

March 30, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

97