Form 10-Q
period 2011-03-31
ICON INCOME FUND TEN LLC
filed 2011-05-13
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 6, 2011 is 148,211.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	March 31,
	2011	December 31,
	(unaudited)	2010
Current assets:
Cash and cash equivalents	$3,797,674	$2,740,590
Current portion of net investment in finance leases	-	616,088
Current portion of notes receivable	623,294	-
Service contracts receivable	361,118	441,742
Equipment held for sale	23,393	23,393
Other current assets	674,299	845,417

Total current assets	5,479,778	4,667,230

Non-current assets:
Net investment in finance leases, less current portion	37,041,918	35,901,863
Leased equipment at cost (less accumulated depreciation of
$916,104 and $900,124, respectively)	2,135	18,115
Fixed assets (less accumulated depreciation of
$4,444,466 and $3,909,365, respectively)	2,522,162	2,804,715
Notes receivable, less current portion	335,799	-
Investments in joint ventures	17,928,821	24,531,251
Investments in unguaranteed residual values	-	128,368
Other non-current assets, net	48,453	83,213

Total non-current assets	57,879,288	63,467,525

Total Assets	$63,359,066	$68,134,755

Liabilities and Equity

Current liabilities:
Due to Manager and affiliates	$117,363	$171,156
Accrued expenses and other current liabilities	1,841,164	2,023,237

Total Liabilities	1,958,527	2,194,393

Commitments and contingencies (Note 10)

Equity:
Members' Equity:
Additional Members	62,913,980	68,395,072
Manager	(676,937)	(621,572)
Accumulated other comprehensive loss	(1,732,312)	(1,964,780)

Total Members' Equity	60,504,731	65,808,720

Noncontrolling Interests	895,808	131,642

Total Equity	61,400,539	65,940,362

Total Liabilities and Equity	$63,359,066	$68,134,755

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Rental income	$160,197	$2,139,836
Finance income	1,520,305	1,344,221
Servicing income	1,248,347	1,489,289
(Loss) income from investments in joint ventures	(4,509,963)	695,302
Net gain on sales of equipment and unguaranteed residual values	588,889	194,607
Interest and other income	95,837	39,582

Total revenue	(896,388)	5,902,837

Expenses:
Management fees - Manager	125,094	229,085
Administrative expense reimbursements - Manager	167,363	195,927
General and administrative	1,943,538	1,500,109
Interest	6,348	8,578
Depreciation and amortization	402,508	1,657,130

Total expenses	2,644,851	3,590,829

Net (loss) income	(3,541,239)	2,312,008

Less: Net income attributable to noncontrolling interests	36,032	103,181

Net (loss) income attributable to Fund Ten	$(3,577,271)	$2,208,827

Net (loss) income attributable to Fund Ten allocable to:
Additional Members	$(3,541,498)	$2,186,739
Manager	(35,773)	22,088

	$(3,577,271)	$2,208,827

Weighted average number of additional
shares of limited liability company interests outstanding	148,211	148,211

Net (loss) income attributable to Fund Ten per weighted
average additional share of limited liability company interests outstanding	$(23.89)	$14.75

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity

	Additional Shares
	of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Manager	Comprehensive Loss	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	148,211	$68,395,072	$(621,572)	$(1,964,780)	$65,808,720	$131,642	$65,940,362

Comprehensive income:
Net (loss) income	-	(3,541,498)	(35,773)	-	(3,577,271)	36,032	(3,541,239)
Change in valuation of interest
rate swap contracts	-	-	-	90,447	90,447	-	90,447
Currency translation adjustments	-	-	-	142,021	142,021	-	142,021
Total comprehensive income				232,468	(3,344,803)	36,032	(3,308,771)
Stock based compensation in subsidiary	-	221,553	2,238	-	223,791	74,597	298,388
Investment by noncontrolling interest in subsidiary	-	(611,132)	(6,173)	-	(617,305)	775,944	158,639
Cash distributions	-	(1,550,015)	(15,657)	-	(1,565,672)	(122,407)	(1,688,079)

Balance, March 31, 2010 (unaudited)	148,211	$62,913,980	$(676,937)	$(1,732,312)	$60,504,731	$895,808	$61,400,539

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(3,541,239)	$2,312,008
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Finance income	(1,520,305)	(1,344,221)
Loss (income) from investments in joint ventures	4,509,963	(695,302)
Net gain on sales of equipment and unguaranteed residual values	(588,889)	(194,607)
Depreciation and amortization	402,508	1,657,130
Stock based compensation	298,388	-
Loss on financial instruments	2,740	1,789
Changes in operating assets and liabilities:
Collection of finance leases	996,338	378,900
Service contracts receivable	45,699	(31,884)
Other assets, net	822,161	(17,370)
Deferred revenue	-	14,630
Due to/from Manager and affiliates, net	(54,332)	(7,414)
Accrued expenses and other current liabilities	(191,809)	(153,416)
Distributions from joint ventures	363,440	182,341

Net cash provided by operating activities	1,544,663	2,102,584

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	128,368	455,140
Repayments of note receivable	247,072	-
Purchase of equipment	-	(3,236)
Distributions received from joint ventures in excess of profits	568,060	860,075

Net cash provided by investing activities	943,500	1,311,979

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	-	700,000
Repayments of revolving line of credit, recourse	-	(100,000)
Proceeds from sale of subsidiary shares	158,639	-
Cash distributions to members	(1,565,672)	(3,218,731)
Distributions to noncontrolling interests	(122,407)	(418,868)

Net cash used in financing activities	(1,529,440)	(3,037,599)

Effects of exchange rates on cash and cash equivalents	98,361	(60,210)

Net increase in cash and cash equivalents	1,057,084	316,754
Cash and cash equivalents, beginning of the period	2,740,590	2,428,058

Cash and cash equivalents, end of the period	$3,797,674	$2,744,812

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosure of non-cash investing and financing activities:
Transfer from leased equipment at cost to net investment in finance leases	$-	$2,440,135
Exchange of investment in joint venture for notes receivable	$1,251,414	$-

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Income Fund Ten, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the manager of the LLC, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the interim period are not necessarily indicative of the results for the full year.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had or are expected to have a significant impact on the LLC’s consolidated financial statements.

(2)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2011	2010
Minimum rents receivable, net	$53,906,090	$54,902,428
Estimated residual values	7,300,000	7,300,000
Unearned income	(24,164,172)	(25,684,477)
Net investment in finance leases	37,041,918	36,517,951

Less: Current portion of net investment in finance leases	-	616,088

Net investment in finance leases, less current portion	$37,041,918	$35,901,863

Telecommunications Equipment

On March 31, 2011, at the expiration of the leases and in accordance with their terms, a joint venture owned 79.31% by the LLC and 20.69% by ICON Income Fund Eight A L.P. Liquidating Trust, an entity also managed by the Manager, sold telecommunications equipment subject to leases with Global Crossing Telecommunications, Inc. (“Global Crossing”) to Global Crossing for the aggregate purchase price of $5.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(3)	Notes Receivable

Effective January 1, 2011, the LLC exchanged its 12.25% ownership interest in a joint venture, for notes receivable from Northern Capital Associates, which were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $1,237,000, which accrue interest at rates ranging from 9.47% to 9.895% and mature between December 15, 2011 and February 15, 2013. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated.

Credit Quality of Notes Receivable and Allowance for Credit Losses

The Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers. A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The LLC’s notes receivable are limited in number. Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes. Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history. If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or the note should be restructured. Such events are specifically disclosed in the discussion of each note held. As of March 31, 2011, the Manager determined that no allowance for credit losses was required.

(4)	Investments in Joint Ventures

ICON Mayon, LLC

On June 26, 2007, the LLC and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), formed a joint venture, with ownership interests of 49% and 51%, respectively.  The joint venture purchased a 98,507 deadweight ton Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”), which was bareboat chartered back to Teekay for a term of 48 months. As a result of recent negotiations to remarket certain vessels during the three months ended March 31, 2011, the Manager reviewed the LLC’s investment in the joint venture and determined that the net book value of the vessel under lease exceeded the fair value.  As a result, the joint venture recognized a non-cash impairment charge of approximately $11,291,000, of which the LLC’s share was approximately $5,532,000.

The results of operations of the joint venture are summarized below:

	Three Months Ended March 31,
	2011	2010
Revenue	$1,549,555	$1,557,439
Net (loss) income	$(10,560,060)	$564,237
LLC's share of net (loss) income	$(5,155,603)	$295,302

(5)	Revolving Line of Credit, Recourse

As of March 31, 2011, the LLC and certain entities managed by the Manager (collectively, the “Borrowers”) were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust (“CB&T”).  At March 31, 2011, there were no obligations outstanding under the Prior Loan Agreement and the Borrowers were in compliance with all covenants under the Prior Loan Agreement.  As of May 10, 2011, the Prior Loan Agreement was terminated.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(6)	Transactions with Related Parties

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

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2011	2010
ICON Capital Corp.	Manager	Management fees (1)	$125,094	$229,085
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	167,363	195,927
			$292,457	$425,012

(1) Amount charged directly to operations.

At March 31, 2011, the LLC had an obligation of $117,363 due to the Manager and affiliates, for administrative expense reimbursements.

(7)	Derivative Financial Instruments

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
March 31, 2011
(unaudited)

(7)	Derivative Financial Instruments - continued

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

Interest Rate Risk

Interest rate derivatives are used to add stability to interest expense and to manage exposure to interest rate movements on the LLC’s variable non-recourse debt.  The strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from counterparty in exchange for the LLC or joint ventures making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2011, the LLC had interests through joint ventures in three floating-to-fixed interest rate swaps relating to ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”) and ICON Mayon designated and qualifying as cash flow hedges with an aggregate notional amount of $38,840,227. These interest rate swaps have maturity dates ranging from July 25, 2011 to November 14, 2013.

For these derivatives, the LLC records its interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of income (loss) from investments in joint ventures. During the three months ended March 31, 2011, the joint ventures recorded no hedge ineffectiveness in earnings.

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(6,522)	Interest expense	$(96,969)

Three Months Ended March 31, 2010

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(160,522)	Interest expense	$(123,756)

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(7)	Derivative Financial Instruments - continued

At March 31, 2011, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of these interest rate swaps was approximately $251,000.

During the twelve months ending March 31, 2012, the LLC estimates that approximately $211,000 will be reclassified from AOCI to income (loss) from investments in joint ventures.

Non-designated Derivatives

As of March 31, 2011, warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments and their classification within the LLC’s consolidated balance sheets as of March 31, 2011 and December 31, 2010:

		Asset Derivatives
		March 30,	December 31,
		2011	2010
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:

Warrants	Other non-current assets	$67,929	$70,669

The LLC’s derivative financial instruments not designated as hedging instruments generated a net loss recorded in general and administrative expense on the consolidated statements of operations for the three months ended March 31, 2011 and 2010 of $2,740 and $1,789. The net loss recorded for the three months ended March 31, 2011 and 2010 was comprised of an unrealized loss relating to warrants.

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

(8)	Accumulated Other Comprehensive Loss

AOCI included accumulated unrealized losses on derivative financial instruments of joint ventures and currency translation adjustments of $251,103 and $1,481,209, respectively, at March 31, 2011 and accumulated unrealized losses on derivative financial instruments of joint ventures and currency translation adjustments of $341,550 and $1,623,230, respectively, at December 31, 2010.

Total comprehensive (loss) income for the three months ended March 31, 2011 and 2010 was ($3,308,771) and $1,994,128, respectively.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(9)	Stock Based Compensation

In January 2011, the LLC sold 25% of Pretel Group Limited (“Pretel”) to its new Chief Executive Officer for £100,000. This sale consisted of 100,000 class B Pretel shares (“Pretel Shares”) representing 25% of the voting and earning rights of Pretel, including 25% of the existing equity at the close of the sale. The difference of approximately £750,000 between the fair market value of the Pretel Shares on the date of the sale and the amount paid will be charged to compensation expense ratably during 2011, with a corresponding credit to equity.  For the three months ended March 31, 2011, the LLC charged £187,500 (approximately $298,000) to compensation expense related to the Pretel Shares.

(10)	Commitments and Contingencies

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

In connection with certain acquisitions, certain joint ventures maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within investments in joint ventures in the LLC’s consolidated balance sheets as of March 31, 2011 and December 31, 2010.

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.  The obligation related to these agreements is recorded at fair value. There were no liabilities recorded as of March 31, 2011 and December 31, 2010.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, pursuant to the terms of our LLC's amended and restated operating agreement (the “LLC Agreement”). We completed our operating period on April 30, 2010 and entered our liquidation period effective May 1, 2010. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time, as will expenses related to our assets, such as depreciation and amortization expense. As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2010:

Notes Receivable

Effective January 1, 2011, we exchanged our 12.25% ownership interest in a joint venture, for notes receivable from Northern Capital Associates, which were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $1,237,000, which accrue interest at rates ranging from 9.47% to 9.895% and mature between December 15, 2011 and February 15, 2013. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated.

Telecommunications Equipment

On January 3, 2011, at the expiration of the lease and in accordance with its terms, a joint venture in which we have a 45% ownership interest sold telecommunications equipment subject to lease with Global Crossing to Global Crossing for approximately $2,077,000.  Our share of the gain was approximately $351,000, which is included in income from investments in joint ventures.

On March 31, 2011, at the expiration of the leases and in accordance with their terms, a joint venture owned 79.31% by us and 20.69% by ICON Income Fund Eight A L.P. Liquidating Trust, sold telecommunications equipment subject to leases with Global Crossing to Global Crossing for the aggregate purchase price of $5.

Sale of Noncontolling Interest

Effective January 17, 2011 the LLC sold a 25% interest in Pretel to its new CEO for £100,000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had or are expected to have a significant impact on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change
Rental income	$160,197	$2,139,836	$(1,979,639)
Finance income	1,520,305	1,344,221	176,084
Servicing income	1,248,347	1,489,289	(240,942)
(Loss) income from investments in joint ventures	(4,509,963)	695,302	(5,205,265)
Net gain on sales of equipment and unguaranteed residual values	588,889	194,607	394,282
Interest and other income	95,837	39,582	56,255

Total revenue	$(896,388)	$5,902,837	$(6,799,225)

Total revenue for the 2011 Quarter decreased $6,799,225, or 115.2%, as compared to the 2010 Quarter. The decrease in total revenue was primarily due to the loss from investments in joint ventures from our 49% ownership interest in a joint venture which recognized an impairment loss of approximately $11,291,000 in the 2011 Quarter, of which our share was approximately $5,532,000. Rental income decreased resulting  primarily from the sale of the majority of our remaining leased equipment at cost subsequent to March 31, 2010, as well as the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010. Servicing income, which relates to Pretel, decreased due to a decline in usage of certain equipment in hospitals. These decreases were partially offset by an increase in our net gain on sales of equipment and unguaranteed residual values primarily due to the sale of a portion of Pretel’s inventory assets.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change
Management fees - Manager	$125,094	$229,085	$(103,991)
Administrative expense reimbursements - Manager	167,363	195,927	(28,564)
General and administrative	1,943,538	1,500,109	443,429
Interest	6,348	8,578	(2,230)
Depreciation and amortization	402,508	1,657,130	(1,254,622)

Total expenses	$2,644,851	$3,590,829	$(945,978)

Total expenses for the 2011 Quarter decreased $945,978, or 26.3%, as compared to the 2010 Quarter. Depreciation and amortization expense decreased due to the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010, as well as the sale of the majority of the remaining leased equipment at cost subsequent to March 31, 2010, at which time we ceased recording depreciation expense on those assets. This was partially offset by general and administrative expense increasing largely due to Pretel’s compensation expenses related to the hiring of a new CEO in the fourth quarter of 2010.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $67,149, from $103,181 in the 2010 Quarter to $36,032 in the 2011 Quarter.  This decrease was primarily attributable to the sale of assets on lease to Global Crossing. This was partially offset by income attributable to the noncontrolling interest in Pretel as a result of the sale of the Pretel Shares.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net (loss) income attributable to us for the 2011 Quarter and the 2010 Quarter was (3,577,271) and $2,208,827, respectively.  Net (loss) income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2011 Quarter and the 2010 Quarter was ($23.89) and $14.75, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2011 compared to December 31, 2010.

Total Assets

Total assets decreased $4,775,689, from $68,134,755 at December 31, 2010 to $63,359,066 at March 31, 2011. The decrease was primarily due to a decrease in our investments in joint ventures resulting from our 49% ownership interest in a joint venture which recognized an impairment loss of approximately $11,291,000 in the 2011 Quarter, of which our share was approximately $5,532,000. The decrease is also attributable to the depreciation and amortization of assets during the 2011 Quarter. This decrease was partially offset by a gain on sale of a portion of Pretel’s assets and the gain on sale of telecommunication equipment to Global Crossing in January 2011. The decrease was also offset by an increase due to the appreciation of our finance leases, resulting from the finance income accrued during the year exceeding the cash collected.

Current Assets

Current assets increased $812,548, from $4,667,230 at December 31, 2010 to $5,479,778 at March 31, 2011. The increase was primarily due to distributions received from a joint venture owned 45% by us, which sold telecommunication equipment on January 3, 2011. The increase is also attributable to the restructuring of ICON Northern Leasing, resulting in our investment in a joint venture being exchanged for a note receivable, the current portion of which was $623,294 as of March 31, 2011. This increase was partially offset by a decrease in the current portion of net investment in finance leases, as ICON Global Crossing’s leases expired on March 31, 2011.

Total Liabilities

Total liabilities decreased $235,866, from $2,194,393 at December 31, 2010 to $1,958,527 at March 31, 2011.  The decrease was primarily due to a payment of the accrued taxes of ICON Global Crossing II, as the remaining liabilities are being settled after the sale of the assets that were on lease to Global Crossing.

Equity

Equity decreased $4,539,823, from $65,940,362 at December 31, 2010 to $61,400,539 at March 31, 2011. The decrease was the result of our net loss and distributions paid to our members and noncontrolling interests.

Liquidity and Capital Resources

Summary

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $3,797,674 and $2,740,590, respectively.  During our liquidation period, which we entered May 1, 2010, our main sources of liquidity have been and are expected to continue to be the collection of rentals pursuant to our non-leveraged operating and finance leases and proceeds from sales of equipment and our main use of liquidity has been and is expected to continue to be distributions to our members.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 1.0% of the gross offering proceeds.  As of March 31, 2011, the cash reserve was $1,449,945.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $557,921, from $2,102,584 in the 2010 Quarter to $1,544,663 in the 2011 Quarter.  The decrease was primarily due to a decrease in rental income resulting from the sale of equipment previously on lease to Global Crossing, MW Texas Die Casting, Inc. and Cerion MPI, LLC.  This decrease was partially offset by an increase in distributions from joint ventures.

Investing Activities

Cash provided by investing activities decreased $368,479, from $1,311,979 in the 2010 Quarter to $943,500 in the 2011 Quarter.  The decrease was primarily due to our receipt of net proceeds of approximately $128,000 during the 2011 Quarter from the sale of equipment and unguaranteed residual values as compared to approximately $455,000 in the 2010 Quarter. In addition, distributions received from our joint ventures in excess of profits decreased to approximately $568,000 during the 2011 Quarter, as compared to approximately $860,000 during the 2010 Quarter.

Financing Activities

Cash used in financing activities decreased $1,508,159, from $3,037,599 in the 2010 Quarter to $1,529,440 in the 2011 Quarter. The change was due to a decrease in cash distributions to members and noncontrolling interests totaling approximately $1,950,000. This was partially offset by the decrease in net proceeds from our revolving line of credit, recourse of $600,000.

      Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members and noncontrolling interests beginning the first month after each such member’s admission and the commencement of our joint venture operations, respectively, through April 30, 2010, the end of our operating period.  During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement.  We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments.  We paid distributions of $15,657, $1,550,015 and $122,407 to our Manager, additional members and noncontrolling interests, respectively, during the 2011 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, we had no obligations outstanding under the Prior Loan Agreement and the Borrowers were in compliance with all covenants under the Prior Loan Agreement.  As of May 10, 2011, the Prior Loan Agreement was terminated.

In connection with certain acquisitions, certain joint ventures maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within investments in joint ventures in our consolidated balance sheets as of March 31, 2011 and December 31, 2010.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any Shares during the three months ended March 31, 2011.

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

10.6
Termination of Commercial Loan Agreement, by and among California Bank & Trust and ICON Income Fund Eight B L.P.; ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC; ICON Leasing Fund Eleven, LLC; ICON Leasing Fund Twelve, LLC; and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011.

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

May 12, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

21