Form 10-Q
period 2011-08-09
ICON INCOME FUND TEN LLC
filed 2011-08-12
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 8, 2011 is 148,211.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	June 30,
	2011	December 31,
	(unaudited)	2010
Current assets:
Cash and cash equivalents	$3,359,516	$2,740,590
Current portion of net investment in finance leases	-	616,088
Current portion of notes receivable	540,491	-
Service contracts receivable	199,667	441,742
Equipment held for sale	23,393	23,393
Other current assets	728,338	845,417

Total current assets	4,851,405	4,667,230

Non-current assets:
Net investment in finance leases, less current portion	38,095,796	35,901,863
Leased equipment at cost (less accumulated depreciation of
$22,057 and $900,124, respectively)	2,135	18,115
Fixed assets (less accumulated depreciation of
$4,818,480 and $3,909,365, respectively)	2,139,195	2,804,715
Notes receivable, less current portion	209,478	-
Investments in joint ventures	13,503,857	24,531,251
Investments in unguaranteed residual values	-	128,368
Other non-current assets, net	67,811	83,213

Total non-current assets	54,018,272	63,467,525

Total Assets	$58,869,677	$68,134,755

Liabilities and Equity

Current liabilities:
Due to Manager and affiliates	$134,824	$171,156
Accrued expenses	159,979	202,908
Other current liabilities	1,756,294	1,820,329

Total Liabilities	2,051,097	2,194,393

Commitments and contingencies (Note 10)

Equity:
Members' Equity:
Additional Members	59,048,696	68,395,072
Manager	(715,981)	(621,572)
Accumulated other comprehensive loss	(1,983,216)	(1,964,780)

Total Members' Equity	56,349,499	65,808,720

Noncontrolling Interests	469,081	131,642

Total Equity	56,818,580	65,940,362

Total Liabilities and Equity	$58,869,677	$68,134,755

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Rental income	$133,394	$1,395,422	$293,591	$3,535,258
Finance income	1,567,503	1,398,737	3,087,808	2,742,958
Servicing income	1,203,051	1,308,802	2,451,398	2,798,091
(Loss) income from investments in joint ventures	(4,449,584)	713,754	(8,959,547)	1,409,056
Net gain (loss) on sales of equipment and unguaranteed residual values	209,858	(35,637)	798,747	158,970
Interest and other income	88,303	50,624	184,140	90,206

Total revenue	(1,247,475)	4,831,702	(2,143,863)	10,734,539

Expenses:
Management fees - Manager	144,496	208,056	269,590	437,141
Administrative expense reimbursements - Manager	285,607	282,593	452,970	478,520
General and administrative	1,770,355	1,802,413	3,713,893	3,302,522
Interest	3,708	10,091	10,056	18,669
Loss on guaranty	-	807,057	-	807,057
Depreciation and amortization	389,427	1,293,902	791,935	2,951,032

Total expenses	2,593,593	4,404,112	5,238,444	7,994,941

Net (loss) income	(3,841,068)	427,590	(7,382,307)	2,739,598

Less: Net (loss) income attributable to noncontrolling interests	(55,803)	70,743	(19,771)	173,924

Net (loss) income attributable to Fund Ten	$(3,785,265)	$356,847	$(7,362,536)	$2,565,674

Net (loss) income attributable to Fund Ten allocable to:
Additional Members	$(3,747,412)	$353,279	$(7,288,911)	$2,540,017
Manager	(37,853)	3,568	(73,625)	25,657

	$(3,785,265)	$356,847	$(7,362,536)	$2,565,674

Weighted average number of additional
shares of limited liability company interests outstanding	148,211	148,211	148,211	148,211

Net (loss) income attributable to Fund Ten per weighted
average additional share of limited liability company interests outstanding	$(25.28)	$2.38	$(49.18)	$17.14

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Accumulated Other Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	148,211	$68,395,072	$(621,572)	$(1,964,780)	$65,808,720	$131,642	$65,940,362

Comprehensive income:
Net (loss) income	-	(3,541,498)	(35,773)	-	(3,577,271)	36,032	(3,541,239)
Change in valuation of interest
rate swap contracts	-	-	-	90,447	90,447	-	90,447
Currency translation adjustments	-	-	-	142,021	142,021	-	142,021
Total comprehensive income	-	-	-	232,468	(3,344,803)	36,032	(3,308,771)
Stock based compensation in subsidiary		221,553	2,238		223,791	74,597	298,388
Investment by noncontrolling interest in subsidiary		(611,132)	(6,173)		(617,305)	775,944	158,639
Cash distributions	-	(1,550,015)	(15,657)	-	(1,565,672)	(122,407)	(1,688,079)

Balance, March 31, 2011 (unaudited)	148,211	62,913,980	(676,937)	(1,732,312)	60,504,731	895,808	61,400,539

Comprehensive income:
Net loss	-	(3,747,412)	(37,853)	-	(3,785,265)	(55,803)	(3,841,068)
Change in valuation of interest
rate swap contracts	-	-	-	14,334	14,334	-	14,334
Currency translation adjustments	-	204,595	2,067	(265,238)	(58,576)	27,815	(30,761)
Total comprehensive income	-	-	-	(250,904)	(3,829,507)	(27,988)	(3,857,495)
Stock based compensation in subsidiary		227,539	2,298		229,837	76,612	306,449
Cash distributions	-	(550,006)	(5,556)	-	(555,562)	(475,351)	(1,030,913)

Balance, June 30, 2011 (unaudited)	148,211	$59,048,696	$(715,981)	$(1,983,216)	$56,349,499	$469,081	$56,818,580

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(7,382,307)	$2,739,598
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Finance income	(3,087,808)	(2,742,958)
Loss (income) from investments in joint ventures	8,959,547	(1,409,056)
Net gain on sales of equipment and unguaranteed residual values	(798,747)	(158,970)
Depreciation and amortization	791,935	2,951,032
Loss on guaranty	-	807,057
Stock based compensation	604,838	-
Loss on financial instruments	6,406	4,122
Changes in operating assets and liabilities:
Collection of finance leases	1,509,963	1,379,448
Service contracts receivable	226,195	108,397
Other assets, net	599,870	(124,061)
Deferred revenue	-	(7,126)
Due to/from Manager and affiliates, net	(34,382)	39,699
Accrued expenses	(168,043)	(51,696)
Other current liabilities	119,278	(298,783)
Distributions from joint ventures	333,917	287,923

Net cash provided by operating activities	1,680,662	3,524,626

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	457,368	480,149
Repayments of note receivable	465,822	-
Purchase of equipment	-	(3,236)
Investments in joint ventures	(10,286)	-
Distributions received from joint ventures in excess of profits	597,583	1,590,840

Net cash provided by investing activities	1,510,487	2,067,753

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	-	1,350,000
Repayments of revolving line of credit, recourse	-	(100,000)
Proceeds from sale of subsidiary shares	158,638	-
Cash distributions to members	(2,121,234)	(6,071,623)
Distributions to noncontrolling interests	(597,758)	(788,032)

Net cash used in financing activities	(2,560,354)	(5,609,655)

Effects of exchange rates on cash and cash equivalents	(11,869)	(59,884)

Net increase (decrease) in cash and cash equivalents	618,926	(77,160)
Cash and cash equivalents, beginning of the period	2,740,590	2,428,058

Cash and cash equivalents, end of the period	$3,359,516	$2,350,898

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
June 30, 2011
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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 becomes effective for the Company's interim and annual periods beginning January 1, 2012. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(2)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2011	2010
Minimum rents receivable, net	$53,392,465	$54,902,428
Estimated residual values	7,300,000	7,300,000
Unearned income	(22,596,669)	(25,684,477)
Net investment in finance leases	38,095,796	36,517,951

Less: Current portion of net investment in finance leases	-	616,088

Net investment in finance leases, less current portion	$38,095,796	$35,901,863

Telecommunications Equipment

On March 31, 2011, at the expiration of the leases and in accordance with their terms, a joint venture owned 79.31% by the LLC and 20.69% by ICON Income Fund Eight A L.P. Liquidating Trust ("Fund Eight A"), an entity also managed by the Manager, sold telecommunications equipment subject to leases with Global Crossing Telecommunications, Inc. (“Global Crossing”) to Global Crossing for the aggregate purchase price of $5.

(3)	Notes Receivable

Effective January 1, 2011, the LLC exchanged its 12.25% ownership interest in a joint venture, for notes receivable from Northern Capital Associates, which were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $1,237,000, and the notes accrue interest at rates ranging from 9.47% to 9.895% and mature between November 15, 2011 and January 15, 2013. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated.

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

The LLC’s notes receivable are limited in number. Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes. Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or the note should be restructured. Such events are specifically disclosed in the discussion of each note held. As of June 30, 2011, the Manager determined that no allowance for credit losses was required.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(4)	Investments in Joint Ventures

   ICON Mayon, LLC

On June 26, 2007, the LLC and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), formed a joint venture, with ownership interests of 49% and 51%, respectively.  The joint venture purchased a 98,507 deadweight ton Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”), which was bareboat chartered back to Teekay for a term of 48 months. As a result of negotiations to remarket certain vessels during the three months ended March 31, 2011, the Manager reviewed the LLC’s investment in the joint venture and determined that the net book value of the vessel under lease exceeded the fair value.  As a result, during the 3 months ended March 31, 2011, the joint venture recognized a non-cash impairment charge of approximately $11,291,000, of which the LLC’s share was approximately $5,532,000. Subsequent to June 30, 2011, the Manager terminated efforts to remarket the Mayon Spirit.  As a result, the Manager modified the exit strategy related to the investment in the vessel and the joint venture recognized an additional non-cash impairment charge of approximately $10,568,000 during the three months ended June 30, 2011, of which the LLC’s share was approximately $5,178,000.

The results of operations of the joint venture are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$1,549,555	$1,549,555	$3,099,111	$3,106,995
Net (loss) income	$(9,662,841)	$691,136	$(20,222,901)	$1,255,373
LLC's share of net (loss) income	$(4,715,966)	$357,483	$(9,871,569)	$652,785

(5)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust (“CB&T”). The Prior Loan Agreement was terminated effective May 10, 2011.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
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

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2011	2010	2011	2010
ICON Capital Corp.	Manager	Management fees (1)	$144,496	$208,056	$269,590	$437,141
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	285,607	282,593	452,970	478,520
			$430,103	$490,649	$722,560	$915,661

(1) Amount charged directly to operations.

At June 30, 2011, the LLC had a net obligation of $134,824 due to the Manager and affiliates, which consisted primarily of a net payable due to the Manager for administrative expense reimbursements.

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

The LLC recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value.  The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
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

As of June 30, 2011, the LLC had interests through joint ventures in three floating-to-fixed interest rate swaps relating to the debt of ICON Eagle Corona Holdings, LLC, ICON Eagle Carina Holdings, LLC and ICON Mayon designated and qualifying as cash flow hedges with an aggregate notional amount of approximately $34,839,281. These interest rate swaps have maturity dates ranging from July 25, 2011 to November 14, 2013.

For these derivatives, the LLC records its interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of (loss) income from investments in joint ventures. During the six months ended June 30, 2011, the joint ventures recorded no hedge ineffectiveness in earnings.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(7)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Derivatives

Interest rate swaps	$(70,835)	(Loss) income from investments in joint ventures	$(85,169)

Six Months Ended June 30, 2011

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Derivatives

Interest rate swaps	$(77,358)	(Loss) income from investments in joint ventures	$(182,139)

Three Months Ended June 30, 2010

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Derivatives

Interest rate swaps	$156,987	(Loss) income from investments in joint ventures	$135,304

Six Months Ended June 30, 2010

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Derivatives

Interest rate swaps	$317,509	(Loss) income from investments in joint ventures	$259,060

At June 30, 2011, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of these interest rate swaps was approximately $237,000.

During the twelve months ending June 30, 2012, the LLC estimates that approximately $172,000 will be reclassified from AOCI to income (loss) from investments in joint ventures.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(7)	Derivative Financial Instruments - continued

Non-designated Derivatives

As of June 30, 2011, warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments and their classification within the LLC’s consolidated balance sheets as of June 30, 2011 and December 31, 2010:

		Asset Derivatives
		June 30,	December 31,
		2011	2010
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:

Warrants	Other non-current assets, net	$64,262	$70,669

The LLC’s derivative financial instruments not designated as hedging instruments generated a net loss recorded in general and administrative expense on the consolidated statements of operations for the three and six months ended June 30, 2011 of $3,667 and $6,407, respectively. The net loss recorded for the three and six months ended June 30, 2011 was comprised of an unrealized loss relating to warrants.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(8)	Accumulated Other Comprehensive Loss

AOCI included unrealized accumulated losses on derivative financial instruments of joint ventures and currency translation adjustments of $236,769 and $1,746,447, respectively, at June 30, 2011 and accumulated unrealized losses on derivative financial instruments of joint ventures and currency translation adjustments of $341,550 and $1,623,230, respectively, at December 31, 2010.

Total comprehensive loss for the three and six months ended June 30, 2011 was $3,857,495 and $7,166,266, respectively. Total comprehensive loss for the three and six months ended June 30, 2010 was $403,245 and $2,397,373, respectively.

(9)	Stock Based Compensation

In January 2011, the LLC sold 25% of Pretel Group Limited (“Pretel”) to its new Chief Executive Officer for £100,000. This sale consisted of 100,000 class B Pretel shares (“Pretel Shares”) representing 25% of the voting and earning rights of Pretel. The difference of approximately £750,000 between the fair market value of the Pretel Shares on the date of the sale and the amount paid will be charged to compensation expense ratably during 2011, with a corresponding credit to equity.  For the three and six months ended June 30, 2011, the LLC recorded £187,500 (approximately $306,000) and £375,000 (approximately $605,000) as compensation expense related to the Pretel Shares.

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

In connection with certain acquisitions, certain joint ventures maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within investments in joint ventures in the LLC’s consolidated balance sheets as of June 30, 2011 and December 31, 2010.

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

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, pursuant to the terms of our LLC’s amended and restated operating agreement (the “LLC Agreement”). We completed our operating period on April 30, 2010 and entered our liquidation period effective May 1, 2010. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time, as will expenses related to our assets, such as depreciation and amortization expense. As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2010:

Notes Receivable

Effective January 1, 2011, we exchanged our 12.25% ownership interest in a joint venture, for notes receivable from Northern Capital Associates, which were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $1,237,000, and the notes accrue interest at rates ranging from 9.47% to 9.895% and mature between November 15, 2011 and January 15, 2013. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated.

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

On March 31, 2011, at the expiration of the leases and in accordance with their terms, a joint venture owned 79.31% by us and 20.69% by Fund Eight A, sold telecommunications equipment subject to leases with Global Crossing to Global Crossing for the aggregate purchase price of $5.

Materials Handling and Manufacturing Equipment

On April 29, 2011, we sold equipment for approximately $329,000 and recorded a gain on sale of approximately $197,000.

Sale of Noncontrolling Interest

Effective January 17, 2011, we sold a 25% interest in Pretel to its new CEO for £100,000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of June 30, 2011. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended June 30,
	2011	2010	Change
Rental income	$133,394	$1,395,422	$(1,262,028)
Finance income	1,567,503	1,398,737	168,766
Servicing income	1,203,051	1,308,802	(105,751)
(Loss) income from investments in joint ventures	(4,449,584)	713,754	(5,163,338)
Net gain (loss) on sales of equipment and unguaranteed residual values	209,858	(35,637)	245,495
Interest and other income	88,303	50,624	37,679

Total revenue	$(1,247,475)	$4,831,702	$(6,079,177)

Total revenue for the 2011 Quarter decreased $6,079,177, or 125.8%, as compared to the 2010 Quarter. The decrease in total revenue was primarily due to the loss from investments in joint ventures from our 49% ownership interest in a joint venture that recognized an impairment loss of approximately $10,568,000 in the 2011 Quarter, of which our share was approximately $5,178,000. Rental income decreased primarily as a result of the sale of the majority of our remaining leased equipment at cost.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended June 30,
	2011	2010	Change
Management fees - Manager	$144,496	$208,056	$(63,560)
Administrative expense reimbursements - Manager	285,607	282,593	3,014
General and administrative	1,770,355	1,802,413	(32,058)
Interest	3,708	10,091	(6,383)
Loss on guaranty	-	807,057	(807,057)
Depreciation and amortization	389,427	1,293,902	(904,475)

Total expenses	$2,593,593	$4,404,112	$(1,810,519)

Total expenses for the 2011 Quarter decreased $1,810,519, or 41.1%, as compared to the 2010 Quarter. Depreciation and amortization expense decreased due to the sale of the majority of the remaining leased equipment at cost, at which time we ceased recording depreciation expense on those assets. In addition, during the 2010 Quarter we recorded a loss on guaranty in connection with the credit support agreement related to financing provided to the MW Universal, Inc. (“MWU”) subsidiaries.

Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $126,546, from income of $70,743 in the 2010 Quarter to a loss of $55,803 in the 2011 Quarter.  This decrease was primarily attributable to the sale of assets on lease to Global Crossing, as well as the loss attributable to the noncontrolling interest in Pretel resulting from the sale of the Pretel Shares.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net (loss) income attributable to us for the 2011 Quarter and the 2010 Quarter was ($3,785,265) and $356,847, respectively.  Net (loss) income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2011 Quarter and the 2010 Quarter was ($25.28) and $2.38, respectively.

Results of Operations for the Six Months Ended June 30, 2011 (the “2011 Period”) and 2010 (the “2010 Period”)

Revenue for the 2011 Period and the 2010 Period is summarized as follows:

	Six Months Ended June 30,
	2011	2010	Change
Rental income	$293,591	$3,535,258	$(3,241,667)
Finance income	3,087,808	2,742,958	344,850
Servicing income	2,451,398	2,798,091	(346,693)
(Loss) income from investments in joint ventures	(8,959,547)	1,409,056	(10,368,603)
Net gain on sales of equipment and unguaranteed residual values	798,747	158,970	639,777
Interest and other income	184,140	90,206	93,934

Total revenue	$(2,143,863)	$10,734,539	$(12,878,402)

Total revenue for the 2011 Period decreased $12,878,402, or 120%, as compared to the 2010 Period. The decrease in total revenue was primarily due to the loss from investments in joint ventures from our 49% ownership interest in a joint venture which recognized an impairment loss of approximately $21,858,000 in the 2011 Period, of which our share was approximately $10,711,000. Rental income decreased resulting primarily from the sale of the majority of our remaining leased equipment at cost, as well as the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010.  These decreases were partially offset by an increase in net gain on sales of equipment and unguaranteed residual values as we are in our liquidation period and incur gains or losses as we dispose of assets.

Expenses for the 2011 Period and the 2010 Period are summarized as follows:

	Six Months Ended June 30,
	2011	2010	Change
Management fees - Manager	$269,590	$437,141	$(167,551)
Administrative expense reimbursements - Manager	452,970	478,520	(25,550)
General and administrative	3,713,893	3,302,522	411,371
Interest	10,056	18,669	(8,613)
Loss on guaranty	-	807,057	(807,057)
Depreciation and amortization	791,935	2,951,032	(2,159,097)

Total expenses	$5,238,444	$7,994,941	$(2,756,497)

Total expenses for the 2011 Period decreased $2,756,497, or 34.5%, as compared to the 2010 Period. Depreciation and amortization expense decreased due to the sale of the majority of the remaining leased equipment at cost, as well as the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010.  In addition, during the 2010 Period we recorded a loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries.

Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $193,695, from income of $173,924 in the 2010 Period to a loss of $19,771 in the 2011 Period.  This decrease was primarily attributable to the sale of assets on lease to Global Crossing, as well as the loss attributable to the noncontrolling interest in Pretel resulting from the sale of the Pretel Shares.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net (loss) income attributable to us for the 2011 Period and the 2010 Period was ($7,362,536) and $2,565,674, respectively.  Net (loss) income attributable to us per weighted average additional Share for the 2011 Period and the 2010 Period was ($49.18) and $17.14, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2011 compared to December 31, 2010.

Total Assets

Total assets decreased $9,265,078, from $68,134,755 at December 31, 2010 to $58,869,677 at June 30, 2011. The decrease was primarily due to a decrease in our investments in joint ventures resulting from our 49% ownership interest in a joint venture that recognized an impairment loss of approximately $21,858,000 in the 2011 Period, of which our share was approximately $10,711,000. The decrease is also attributable to the depreciation and amortization of assets during the 2011 Period. This decrease was partially offset by a gain on sale of approximately $601,000 for a portion of Pretel’s assets, the gain on sale of telecommunication equipment to Global Crossing in January 2011, and the gain on sale of assets on lease to WPS, Inc. in April 2011.  The decrease was also offset by the appreciation of our finance leases, resulting from the finance income accrued during the year exceeding the cash collected.

Current Assets

Current assets increased $184,175, from $4,667,230 at December 31, 2010 to $4,851,405 at June 30, 2011.  The increase was primarily due to distributions received from a joint venture owned 45% by us, which sold telecommunication equipment on January 3, 2011. The increase is also attributable to the restructuring of ICON Northern Leasing, LLC, resulting in our investment in a joint venture being exchanged for a note receivable, the current portion of which was $540,491 as of June 30, 2011. This increase was partially offset by a decrease in the current portion of net investment in finance leases, as ICON Global Crossing, LLC’s leases expired on March 31, 2011.

Equity

Equity decreased $9,121,782, from $65,940,362 at December 31, 2010 to $56,818,580 at June 30, 2011. The decrease was the result of our net loss and distributions paid to our members and noncontrolling interests in the 2011 Period.

Liquidity and Capital Resources

Summary

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $3,359,516 and $2,740,590, respectively.  Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits. During our liquidation period, which we entered May 1, 2010, our main sources of liquidity have been and are expected to continue to be the collection of rentals pursuant to our non-leveraged leases and proceeds from sales of equipment and our main use of liquidity has been and is expected to continue to be distributions to our members.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,843,964, from $3,524,626 in the 2010 Period to $1,680,662 in the 2011 Period.  The decrease was primarily due to a decrease in rental income resulting from the sale of equipment previously on lease to Global Crossing, MW Texas Die Casting, Inc. and Cerion MPI, LLC.  This decrease was partially offset by an increase in distributions from joint ventures.

Investing Activities

Cash provided by investing activities decreased $557,266, from $2,067,753 in the 2010 Period to $1,510,487 in the 2011 Period.  The decrease was primarily due to distributions received from our joint ventures in excess of profits decreasing to approximately $598,000 during the 2011 Period, as compared to approximately $1,591,000 during the 2010 Period, partially offset by repayments of notes receivable of approximately $466,000.

Financing Activities

Cash used in financing activities decreased $3,049,301, from $5,609,655 in the 2010 Period to $2,560,354 in the 2011 Period.  The change was due to a decrease in cash distributions to members and noncontrolling interests totaling approximately $4,141,000. This was partially offset by the decrease in net proceeds from our recourse revolving line of credit of $1,250,000.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members and noncontrolling interests beginning the first month after each such member’s admission and the commencement of our joint venture operations, respectively, through April 30, 2010, the end of our operating period.  During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement.  We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments.  We paid distributions to our Manager, additional members and noncontrolling interests of $21,213, $2,100,021 and $597,758, respectively, during the 2011 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

In connection with certain acquisitions, certain joint ventures maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within investments in joint ventures in our consolidated balance sheets as of June 30, 2011 and December 31, 2010.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or redeem any Shares during the three months ended June 30, 2011.

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

10.5
Termination of Commercial Loan Agreement, by and among California Bank & Trust and ICON   Income Fund Eight B L.P.; ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC; ICON Leasing Fund Eleven, LLC; ICON Leasing Fund Twelve, LLC; and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 13, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Income Fund Ten, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

August 11, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President - Finance
(Principal Accounting and Financial Officer)

23