Form 10-Q
period 2011-09-30
ICON INCOME FUND TEN LLC
filed 2011-11-14
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 7, 2011 is 148,211.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	September 30,
	2011	December 31,
	(unaudited)	2010
Current assets:
Cash and cash equivalents	$4,657,132	$2,740,590
Current portion of net investment in finance leases	-	616,088
Current portion of notes receivable	474,936	-
Service contracts receivable	192,681	441,742
Equipment held for sale or lease, net	-	23,393
Other current assets	642,869	845,417

Total current assets	5,967,618	4,667,230

Non-current assets:
Net investment in finance leases, less current portion	39,456,878	35,901,863
Fixed assets (less accumulated depreciation of
$5,038,344 and $3,909,365, respectively)	1,723,936	2,804,715
Notes receivable, less current portion	101,807	-
Investments in joint ventures	11,991,981	24,531,251
Investments in unguaranteed residual values	-	128,368
Other non-current assets, net	4,494	101,328

Total non-current assets	53,279,096	63,467,525

Total Assets	$59,246,714	$68,134,755

Liabilities and Equity

Current liabilities:
Due to Manager and affiliates	$202,967	$171,156
Accrued expenses	49,189	202,908
Other current liabilities	1,767,309	1,820,329

Total Liabilities	2,019,465	2,194,393

Commitments and contingencies (Note 10)

Equity:
Members' Equity:
Additional Members	59,453,457	68,395,072
Manager	(711,892)	(621,572)
Accumulated other comprehensive loss	(1,993,812)	(1,964,780)

Total Members' Equity	56,747,753	65,808,720

Noncontrolling Interests	479,496	131,642

Total Equity	57,227,249	65,940,362

Total Liabilities and Equity	$59,246,714	$68,134,755

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Rental income	$125,140	$1,263,224	$418,731	$4,798,482
Finance income	1,617,892	1,437,338	4,705,700	4,180,296
Servicing income	1,139,138	1,252,101	3,590,536	4,050,192
(Loss) income from investments in joint ventures	(184,350)	733,028	(9,143,897)	2,142,084
Net gain on sales of equipment and unguaranteed residual values	2,468	942,208	801,215	1,101,178
Interest and other income	146,698	97,034	330,838	187,240

Total revenue	2,846,986	5,724,933	703,123	16,459,472

Expenses:
Management fees - Manager	79,847	183,858	349,437	620,999
Administrative expense reimbursements - Manager	165,810	150,481	618,780	629,001
General and administrative	1,713,230	1,579,499	5,427,123	4,882,021
Interest	8,668	7,933	18,724	26,602
Loss on guaranty	-	34,973	-	842,030
Impairment loss	23,393	-	23,393	-
Depreciation and amortization	370,022	1,203,640	1,161,957	4,154,672

Total expenses	2,360,970	3,160,384	7,599,414	11,155,325

Net income (loss)	486,016	2,564,549	(6,896,291)	5,304,147

Less: Net (loss) income attributable to noncontrolling interests	(49,853)	83,953	(69,624)	257,877

Net income (loss) attributable to Fund Ten	$535,869	$2,480,596	$(6,826,667)	$5,046,270

Net income (loss) attributable to Fund Ten allocable to:
Additional Members	$530,510	$2,455,790	$(6,758,400)	$4,995,808
Manager	5,359	24,806	(68,267)	50,462

	$535,869	$2,480,596	$(6,826,667)	$5,046,270

Weighted average number of additional
shares of limited liability company interests outstanding	148,211	148,211	148,211	148,211

Net income (loss) attributable to Fund Ten per weighted
average additional share of limited liability company interests outstanding	$3.58	$16.57	$(45.60)	$33.71

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares
	of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Manager	Comprehensive Loss	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	148,211	$68,395,072	$(621,572)	$(1,964,780)	$65,808,720	$131,642	$65,940,362

Comprehensive income (loss):
Net (loss) income	-	(3,541,498)	(35,773)	-	(3,577,271)	36,032	(3,541,239)
Change in valuation of interest
rate swap contracts	-	-	-	90,447	90,447	-	90,447
Currency translation adjustments	-	-	-	142,021	142,021	-	142,021
Total comprehensive income (loss)	-	-	-	232,468	(3,344,803)	36,032	(3,308,771)
Stock based compensation in subsidiary	-	221,553	2,238	-	223,791	74,597	298,388
Investment by noncontrolling interest in subsidiary	-	(611,132)	(6,173)	-	(617,305)	775,944	158,639
Cash distributions	-	(1,550,015)	(15,657)	-	(1,565,672)	(122,407)	(1,688,079)

Balance, March 31, 2011 (unaudited)	148,211	62,913,980	(676,937)	(1,732,312)	60,504,731	895,808	61,400,539

Comprehensive (loss):
Net (loss)	-	(3,747,412)	(37,853)	-	(3,785,265)	(55,803)	(3,841,068)
Change in valuation of interest
rate swap contracts	-	-	-	14,334	14,334	-	14,334
Currency translation adjustments	-	204,595	2,067	(265,238)	(58,576)	27,815	(30,761)
Total comprehensive (loss)	-	-	-	(250,904)	(3,829,507)	(27,988)	(3,857,495)
Stock based compensation in subsidiary	-	227,539	2,298	-	229,837	76,612	306,449
Cash distributions	-	(550,006)	(5,556)	-	(555,562)	(475,351)	(1,030,913)

Balance, June 30, 2011 (unaudited)	148,211	59,048,696	(715,981)	(1,983,216)	56,349,499	469,081	56,818,580

Comprehensive (loss) income:
Net income (loss)	-	530,510	5,359	-	535,869	(49,853)	486,016
Change in valuation of interest
rate swap contracts	-	-	-	35,116	35,116	-	35,116
Currency translation adjustments	-	-	-	(45,712)	(45,712)	(15,238)	(60,950)
Total comprehensive (loss) income	-	-	-	(10,596)	525,273	(65,091)	460,182
Stock based compensation in subsidiary	-	224,254	2,265	-	226,519	75,506	302,025
Cash distributions	-	(350,003)	(3,535)	-	(353,538)	-	(353,538)

Balance, September 30, 2011 (unaudited)	148,211	$59,453,457	$(711,892)	$(1,993,812)	$56,747,753	$479,496	57,227,249

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(6,896,291)	$5,304,147
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Finance income	(4,705,700)	(4,180,296)
Loss (income) from investments in joint ventures	9,143,897	(2,142,084)
Net gain on sales of equipment and unguaranteed residual values	(801,215)	(1,101,178)
Depreciation and amortization	1,161,957	4,154,672
Impairment loss	23,393	-
Stock based compensation expense	906,862	-
Loss on financial instruments	70,669	6,410
Changes in operating assets and liabilities:
Collection of finance leases	1,766,773	2,384,206
Service contracts receivable	246,225	27,575
Other assets, net	(957,926)	(415,287)
Deferred revenue	-	(241,851)
Due to Manager and affiliates	32,159	22,144
Accrued expenses	(153,719)	66,056
Other current liabilities	(42,627)	(277,059)
Distributions from joint ventures	333,363	406,369

Net cash provided by operating activities	127,820	4,013,824

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	2,118,652	4,460,598
Purchase of equipment	-	(3,236)
Repayment of notes receivable	646,206	-
Investment in joint ventures	(8,158)	-
Distributions received from joint ventures in excess of profits	1,958,651	2,328,278

Net cash provided by investing activities	4,715,351	6,785,640

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	-	1,350,000
Repayments of revolving line of credit, recourse	-	(1,450,000)
Proceeds from sales of subsidiary shares	158,639	-
Cash distributions to members	(2,474,772)	(8,162,527)
Distributions to noncontrolling interests	(597,758)	(1,196,253)

Net cash used in financing activities	(2,913,891)	(9,458,780)

Effects of exchange rates on cash and cash equivalents	(12,738)	(3,541)

Net increase in cash and cash equivalents	1,916,542	1,337,143
Cash and cash equivalents, beginning of the period	2,740,590	2,428,058

Cash and cash equivalents, end of the period	$4,657,132	$3,765,201

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
September 30, 2011
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Income Fund Ten, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the manager, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the interim period are not necessarily indicative of the results for the full year.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 becomes effective for the LLC's interim and annual periods beginning January 1, 2012. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(2)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2011	2010
Minimum rents receivable, net	$53,135,655	$54,902,428
Estimated residual values	7,300,000	7,300,000
Unearned income	(20,978,777)	(25,684,477)
Net investment in finance leases	39,456,878	36,517,951

Less: Current portion of net investment in finance leases	-	616,088

Net investment in finance leases, less current portion	$39,456,878	$35,901,863

Telecommunications Equipment

On March 31, 2011, at the expiration of the leases and in accordance with their terms, a joint venture owned 79.31% by the LLC and 20.69% by ICON Income Fund Eight A L.P. Liquidating Trust (“Fund Eight A”), an entity also managed by the Manager, sold telecommunications equipment subject to leases with Global Crossing Telecommunications, Inc. (“Global Crossing”) to Global Crossing for the aggregate purchase price of $5.

(3)	Notes Receivable

Effective January 1, 2011, the LLC exchanged its 12.25% ownership interest in a joint venture for notes receivable from Northern Capital Associates XIV, L.P. (“Northern Capital Associates”), which notes receivable were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $1,237,000, and the notes bear interest at rates ranging from 9.47% to 9.895% per year and mature between November 15, 2011 and January 15, 2013. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated.

Credit Quality of Notes Receivable and Allowance for Credit Losses

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers. A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The LLC’s notes receivable are limited in number. Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes. Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or the note should be restructured. As of September 30, 2011 and December 31, 2010, the Manager determined that no allowance for credit losses was required.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(4)	Investments in Joint Ventures

   ICON Mayon, LLC

On June 26, 2007, the LLC and ICON Leasing Fund Twelve, LLC, an entity also managed by the Manager (“Fund Twelve”), formed a joint venture with ownership interests of 49% and 51%, respectively.  The joint venture purchased an Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”), and bareboat chartered the vessel back to Teekay for a term of forty-eight months. As a result of negotiations to remarket and ultimately dispose of certain vessels, the Manager reviewed the joint venture’s investment in the vessel subject to charter and determined that the net book value exceeded the fair value.  As a result, during the six months ended June 30, 2011, the joint venture recognized non-cash impairment charges of approximately $21,858,000. On September 23, 2011, the joint venture sold the vessel for net proceeds of approximately $8,200,000 and satisfied the remaining third-party debt.  The LLC’s portion of the loss on sale was approximately $35,000.

 The results of operations of the joint venture are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$761,164	$1,549,555	$3,860,275	$4,656,550
Net (loss) income	$(984,444)	$709,707	$(21,207,345)	$1,965,081
LLC's share of net (loss) income	$(477,566)	$366,583	$(10,349,136)	$1,019,368

(5)	Revolving Line of Credit, Recourse

The LLC and certain other entities managed by the Manager were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust. The Prior Loan Agreement was terminated effective May 10, 2011.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
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

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2011	2010	2011	2010
ICON Capital Corp.	Manager	Management fees (1)	$79,847	$183,858	$349,437	$620,999
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	165,810	150,481	618,780	629,001
			$245,657	$334,339	$968,217	$1,250,000

(1) Amount charged directly to operations.

At September 30, 2011, the LLC had a net obligation of $202,967 due to the Manager and affiliates, which consisted primarily of a net payable due to the Manager for administrative expense reimbursements.

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
September 30, 2011
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

Interest Rate Risk

Interest rate derivatives are used to add stability to interest expense and to manage exposure to interest rate movements on the LLC’s variable non-recourse debt.  The strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating rate payments from a counterparty in exchange for the LLC or joint ventures making fixed rate payments over the life of the agreements without exchange of the underlying notional amount.

As of September 30, 2011, the LLC had interests through joint ventures in two floating-to-fixed interest rate swaps relating to the debt of ICON Eagle Corona Holdings, LLC and ICON Eagle Carina Holdings, LLC designated and qualifying as cash flow hedges with an aggregate notional amount of approximately $27,897,547. These interest rate swaps have maturity dates of November 14, 2013.

For these derivatives, the LLC records its interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of (loss) income from investments in joint ventures. During the three and nine months ended September 30, 2011, the joint ventures recorded no hedge ineffectiveness in earnings.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(7)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

Three Months Ended September 30, 2011

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(22,575)	(Loss) income from investments in joint ventures	$(57,691)

Nine Months Ended September 30, 2011

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(99,933)	(Loss) income from investments in joint ventures	$(239,830)

Three Months Ended September 30, 2010

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(145,429)	(Loss) income from investments in joint ventures	$(121,486)

Nine Months Ended September 30, 2010

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(462,938)	(Loss) income from investments in joint ventures	$(380,546)

At September 30, 2011, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of these interest rate swaps was approximately $202,000.

During the twelve months ending September 30, 2012, the LLC estimates that approximately $137,000 will be reclassified from AOCI to (loss) income from investments in joint ventures.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(7)	Derivative Financial Instruments - continued

Non-designated Derivatives

As of September 30, 2011, warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments and their classification within the LLC’s consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	Asset Derivatives
		September 30,	December 31,
		2011	2010
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:

Warrants	Other non-current assets	$-	$70,669

The LLC’s derivative financial instruments not designated as hedging instruments generated a net loss recorded in general and administrative expense on the consolidated statements of operations for the three and nine months ended September 30, 2011 of $64,262 and $70,669, respectively.

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
September 30, 2011
(unaudited)

(8)	Accumulated Other Comprehensive Loss

AOCI included unrealized accumulated losses on derivative financial instruments of joint ventures and currency translation adjustments of approximately $202,000 and $1,792,000, respectively, at September 30, 2011 and accumulated unrealized losses on derivative financial instruments of joint ventures and currency translation adjustments of approximately $342,000 and $1,623,000, respectively, at December 31, 2010.

Total comprehensive income (loss) for the three and nine months ended September 30, 2011 was $460,182 and $(6,706,084), respectively. Total comprehensive loss for the three and nine months ended September 30, 2010 was $2,762,144 and $5,159,517, respectively.

(9)	Stock Based Compensation

In January 2011, the LLC sold 25% of Pretel Group Limited (“Pretel”) to its new Chief Executive Officer for £100,000. This sale consisted of 100,000 class B Pretel shares (“Pretel Shares”) representing 25% of the voting and earning rights of Pretel. The difference of approximately £750,000 between the fair market value of the Pretel Shares on the date of the sale and the amount paid will be charged to compensation expense ratably during 2011, with a corresponding credit to equity.  For the three and nine months ended September 30, 2011, the LLC recorded £187,500 (approximately $302,000) and £562,500 (approximately $907,000) as compensation expense related to the Pretel Shares.

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

In connection with certain acquisitions, certain joint ventures maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within investments in joint ventures in the LLC’s consolidated balance sheets as of September 30, 2011 and December 31, 2010.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2010:

Notes Receivable

Effective January 1, 2011, we exchanged our 12.25% ownership interest in a joint venture for notes receivable from Northern Capital Associates, which notes receivable were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $1,237,000, and the notes bear interest at rates ranging from 9.47% to 9.895% per year and mature between November 15, 2011 and January 15, 2013. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated.

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

On March 31, 2011, at the expiration of the leases and in accordance with their terms, a joint venture owned 79.31% by us and 20.69% by Fund Eight A sold telecommunications equipment subject to leases with Global Crossing to Global Crossing for the aggregate purchase price of $5.

Investment in Joint Venture

During the six months ended June 30, 2011, a joint venture owned 49% and 51% by us and Fund Twelve, respectively, recognized non-cash impairment charges related to the Mayon Spirit vessel of approximately $21,858,000, of which our share was approximately $10,700,000, which is included in income from investments in joint ventures. On September 23, 2011, the joint venture sold the vessel for net proceeds of approximately $8,200,000 and satisfied the remaining related third-party debt.  Our portion of the loss on sale was approximately $35,000.

Materials Handling and Manufacturing Equipment

On April 29, 2011, we sold equipment for approximately $329,000 and recorded a gain on sale of approximately $197,000.

Sale of Noncontrolling Interest

Effective January 17, 2011, we sold a 25% interest in Pretel to its new CEO for £100,000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2011. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended September 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change
Rental income	$125,140	$1,263,224	$(1,138,084)
Finance income	1,617,892	1,437,338	180,554
Servicing income	1,139,138	1,252,101	(112,963)
(Loss) income from investments in joint ventures	(184,350)	733,028	(917,378)
Net gain on sales of equipment and unguaranteed residual values	2,468	942,208	(939,740)
Interest and other income	146,698	97,034	49,664

Total revenue	$2,846,986	$5,724,933	$(2,877,947)

Total revenue for the 2011 Quarter decreased $2,877,947, or 50.3%, as compared to the 2010 Quarter. Rental income decreased as a result of the sale of the majority of our remaining leased equipment at cost. The net gain on sales of equipment and unguaranteed residual values decreased as we received less revenue from such sales than we did from the sale of assets on lease to MW Texas Die Casting, Inc. and Cerion MPI, LLC in the 2010 Quarter.  Income from investments in joint ventures decreased because our  interest in one joint venture recognized a loss in the 2011 Quarter as a result of operations and also because of the sale of the Mayon Spirit vessel.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change
Management fees - Manager	$79,847	$183,858	$(104,011)
Administrative expense reimbursements - Manager	165,810	150,481	15,329
General and administrative	1,713,230	1,579,499	133,731
Interest	8,668	7,933	735
Loss on guaranty	-	34,973	(34,973)
Impairment loss	23,393	-	23,393
Depreciation and amortization	370,022	1,203,640	(833,618)

Total expenses	$2,360,970	$3,160,384	$(799,414)

Total expenses for the 2011 Quarter decreased $799,414, or 25.3%, as compared to the 2010 Quarter. Depreciation and amortization expense decreased due to the sale of the majority of the remaining leased equipment at cost, at which time we ceased recording depreciation expense on those assets.

Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $133,806, from income of $83,953 in the 2010 Quarter to a loss of $49,853 in the 2011 Quarter.  This decrease was primarily attributable to the sale of assets on lease to Global Crossing, as well as the loss attributable to the noncontrolling interest in Pretel.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2011 Quarter and the 2010 Quarter was $535,869 and $2,480,596, respectively.  Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2011 Quarter and the 2010 Quarter was $3.58 and $16.57, respectively.

Results of Operations for the Nine Months Ended September 30, 2011 (the “2011 Period”) and 2010 (the “2010 Period”)

Revenue for the 2011 Period and the 2010 Period is summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change
Rental income	$418,731	$4,798,482	$(4,379,751)
Finance income	4,705,700	4,180,296	525,404
Servicing income	3,590,536	4,050,192	(459,656)
(Loss) income from investments in joint ventures	(9,143,897)	2,142,084	(11,285,981)
Net gain on sales of equipment and unguaranteed residual values	801,215	1,101,178	(299,963)
Interest and other income	330,838	187,240	143,598

Total revenue	$703,123	$16,459,472	$(15,756,349)

Total revenue for the 2011 Period decreased $15,756,349, or 95.7%, as compared to the 2010 Period. The decrease in total revenue was primarily due to the loss from investments in joint ventures related to the joint venture that recognized an impairment loss of approximately $21,858,000 in the 2011 Period, of which our share was approximately $10,711,000. In addition, rental income decreased resulting primarily from the sale of the majority of our remaining leased equipment at cost, as well as the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010.

Expenses for the 2011 Period and the 2010 Period are summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change
Management fees - Manager	$349,437	$620,999	$(271,562)
Administrative expense reimbursements - Manager	618,780	629,001	(10,221)
General and administrative	5,427,123	4,882,021	545,102
Interest	18,724	26,602	(7,878)
Loss on guaranty	-	842,030	(842,030)
Impairment loss	23,393	-	23,393
Depreciation and amortization	1,161,957	4,154,672	(2,992,715)

Total expenses	$7,599,414	$11,155,325	$(3,555,911)

Total expenses for the 2011 Period decreased $3,555,911, or 31.9%, as compared to the 2010 Period. Depreciation and amortization expense decreased due to the sale of the majority of the remaining leased equipment at cost, as well as the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010.  In addition, during the 2010 Period, we recorded a loss on guaranty in connection with the credit support agreement related to financing provided to the MW Universal, Inc. (“MWU”) subsidiaries. The total decrease was partially offset by an increase in general and administrative expense primarily due to Pretel’s compensation expenses related to the hiring of a new CEO in the fourth quarter of 2010.

Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $327,501 from income of $257,877 in the 2010 Period to a loss of $69,624 in the 2011 Period.  This decrease was primarily attributable to the sale of assets on lease to Global Crossing, as well as the loss attributable to the noncontrolling interest in Pretel.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net (loss) income attributable to us for the 2011 Period and the 2010 Period was $(6,826,667) and $5,046,270, respectively.  Net (loss) income attributable to us per weighted average additional Share for the 2011 Period and the 2010 Period was $(45.60) and $33.71, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2011 compared to December 31, 2010.

Total Assets

Total assets decreased $8,888,041, from $68,134,755 at December 31, 2010 to $59,246,714 at September 30, 2011. The decrease was primarily due to a decrease in our investments in joint ventures resulting from our interest in a joint venture that recognized an impairment loss of approximately $21,858,000 in the 2011 Period, of which our share was approximately $10,711,000. The decrease is also attributable to the depreciation and amortization of assets, as well as cash distributions to members and noncontrolling interests.  The decrease was partially offset by the appreciation of our finance leases, resulting from the finance income accrued during the 2011 Period exceeding the cash collected.

Current Assets

Current assets increased $1,300,388, from $4,667,230 at December 31, 2010 to $5,967,618 at September 30, 2011.  The increase was primarily due to distributions received from a joint venture owned 49% by us, which sold the Mayon Spirit vessel in September 2011. The increase is also attributable to the restructuring of ICON Northern Leasing, LLC, resulting in our investment in a joint venture being exchanged for a note receivable, the current portion of which was $474,936 as of September 30, 2011. This increase was partially offset by a decrease in the current portion of net investment in finance leases, as a lease expired on March 31, 2011.

Equity

Equity decreased $8,713,113, from $65,940,362 at December 31, 2010 to $57,227,249 at September 30, 2011. The decrease was the result of our net loss and distributions paid to our members and noncontrolling interests in the 2011 Period.

Liquidity and Capital Resources

Summary

At September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $4,657,132 and $2,740,590, respectively.  Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits. During our liquidation period, which we entered May 1, 2010, our main sources of liquidity have been and are expected to continue to be the collection of rentals pursuant to our non-leveraged leases and proceeds from sales of equipment and our main use of liquidity has been and is expected to continue to be distributions to our members.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $3,886,004, from $4,013,824 in the 2010 Period to $127,820 in the 2011 Period due to the termination of four leases during the 2011 Period.

Investing Activities

Cash provided by investing activities decreased $2,070,289, from $6,785,640 in the 2010 Period to $4,715,351 in the 2011 Period.  The decrease was primarily due to the reduction of proceeds from the sale of equipment and unguaranteed residual values in the 2011 Period as compared to the 2010 Period.

Financing Activities

Cash used in financing activities decreased $6,544,889, from $9,458,780 in the 2010 Period to $2,913,891 in the 2011 Period.  The change was primarily due to a decrease in cash distributions to members and noncontrolling interests.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members and noncontrolling interests beginning the first month after each such member’s admission and the commencement of our joint venture operations, respectively, through April 30, 2010, the end of our operating period.  During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement.  We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments.  We paid distributions to our Manager, additional members and noncontrolling interests of $24,748, $2,450,024 and $597,758, respectively, during the 2011 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

In connection with certain acquisitions, certain joint ventures maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within investments in joint ventures in our consolidated balance sheets as of September 30, 2011 and December 31, 2010.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or redeem any Shares during the three months ended September 30, 2011.

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

November 10, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President - Finance
(Principal Accounting and Financial Officer)

23