Form 10-K
period 2011-12-31
ICON INCOME FUND TEN LLC
filed 2012-03-29
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-50654

ICON Income Fund Ten, LLC
 (Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on March 16, 2012 is 148,211.

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

Our manager is ICON Capital Corp., a Delaware corporation (our “Manager”).  Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, pursuant to the terms of our amended and restated operating agreement (our “LLC Agreement”).  Additionally, our Manager has a 1% interest in our profits, losses, cash distributions and liquidation proceeds of the LLC.

Our offering period began in June 2003 and ended in April 2005. We offered our shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital and we commenced operations on our initial closing date, August 22, 2003, when we issued 5,066 Shares, representing $5,065,736 of capital contributions.  Between August 23, 2003 and April 5, 2005, our final closing date, we sold 144,928 Shares representing $144,928,766 of capital contributions, bringing the total number of Shares sold and capital contributions to 149,994 and $149,994,502, respectively.  Through December 31, 2011, we redeemed 1,783 Shares, bringing the total number of outstanding Shares to 148,211.

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

(2) Operating Period: After the close of the offering period, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to members. Effective April 30, 2010, we completed our operating period.

(3) Liquidation Period:  On May 1, 2010, we entered our liquidation period, during which we are selling and will continue to sell our assets in the normal course of business. If our Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on investments made during the liquidation period.

At December 31, 2011 and 2010, we had total assets of $55,072,676 and $68,134,755, respectively.  For the year ended December 31, 2011, one lessee accounted for approximately 57.1% of our total rental, finance and servicing income of $11,125,830. We had a net loss attributable to us for the year ended December 31, 2011 of $7,774,700.  For the year ended December 31, 2010, two lessees accounted for approximately 58.9% of our total rental, finance and servicing income of $16,362,546. We had net income attributable to us for the year ended December 31, 2010 of $6,205,816. For the year ended December 31, 2009, two lessees accounted for approximately 60.0% of our total rental, finance and servicing income of $20,831,391.  We had net income attributable to us for the year ended December 31, 2009 of $6,218,546.

In January 2009, we acquired 51% of the shares of Pretel Group Limited (“Pretel”). On June 30, 2010, we acquired the remaining 49% of Pretel. On December 2, 2011, we sold our entire interest in Pretel. For the year ended December 31, 2011, our investment in Pretel generated $4,277,587 of our servicing income, which accounted for 38.4% of our total rental, finance and servicing income of $11,125,830. For the year ended December 31, 2010, Pretel generated $5,400,001 of our servicing income, which accounted for 33.0% of our total rental, finance and servicing income of $16,362,546. For the year ended December 31, 2009, Pretel generated $5,716,849 of our servicing income, which accounted for 27.4% of our total rental, finance and servicing income of $20,831,391.

At December 31, 2011, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels

•
Two container vessels, the M/V China Star and the M/V Dubai Star (f/k/a the M/V ZIM Canada and the M/V ZIM Korea, respectively) that are subject to bareboat charters with ZIM Israel Navigation Co. Ltd. (“ZIM”).  The charter for the M/V China Star expires on March 31, 2017 and the charter for the M/V Dubai Star expires on March 31, 2016.

•
A 35.7% ownership interest in the Aframax product tankers, the Eagle Carina and the Eagle Corona, both of which are subject to eighty-four month bareboat charters with AET, Inc. Limited, that expire on November 14, 2013.

Notes Receivable

•	Notes receivable from Northern Capital Associates XIV, L.P. (“Northern Capital Associates”). The notes are secured by an underlying pool of leases for credit card machines.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2011, 2010 and 2009, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Manager’s internet website at http://www.iconinvestments.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K.  Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

Our finance leases, operating leases and notes receivable generate revenue in geographic areas outside of the United States.  For additional information, see Note 15 to our consolidated financial statements.

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

A public market does not exist for our Shares, and we do not anticipate that a public market will develop for our Shares. Our Shares are not currently and will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment that may last for at least 10 years from the commencement of operations.

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

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2011, our Manager is managing or is the investment manager or managing trustee of six other public equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, were resolved by our Manager’s investment committee, which also serves as the investment committee for other funds managed by our Manager. Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us and our Manager and our affiliates involving investment opportunities, may not have been as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment was appropriate for more than one fund, our Manager’s investment committee allocated the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

Our Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business and we may face additional competition for time and capital because neither our Manager nor its affiliates are prohibited from raising money for or managing other entities that pursue the same types of investments that we target.

We do not employ our own full-time officers, managers or employees. Instead, our Manager supervises and controls our business affairs. In addition to sponsoring and managing us and other equipment funds, our Manager’s and its affiliates’ current business plan entails sponsoring, managing and/or distributing other investment products, including, but not limited to, oil and gas, business development companies and real estate investment trusts.

As a result, the time and resources that our Manager’s and its affiliates’ officers and employees devote to us may be diverted and during times of intense activity in other investment products that our Manager and its affiliates manage, sponsor or distribute, such officers and employees may devote less time and resources to our business than would be the case if we had separate officers and employees. In addition, we may compete with any such investment entities for the same investors and investment opportunities.

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

We rely on our systems, certain affiliates' employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by certain affiliates' employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on the employees of certain of our affiliates. We could be materially adversely affected if one of such employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our businesses, or cause financial loss, potential liability, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financing transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Although we believe we have robust information security procedures and controls, our technologies, systems and networks may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, or otherwise disrupt our business operations, which could materially adversely affect us.

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

Because we borrowed money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

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

If you are, or invest through, a tax-exempt organization, you will have unrelated business taxable income from this investment.

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

Not applicable.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares.  It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 16, 2012
Manager (as a member)	1
Additional members	4,486

We, at our Manager’s discretion, paid monthly distributions to each of our members beginning the first month after each such member was admitted to the LLC through April 30, 2010. We paid distributions to additional members of $5,625,060, $13,080,934, and $12,747,182 for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, we paid distributions to our Manager of $56,819, $132,131, and $128,760 for the years ended December 31, 2011, 2010 and 2009, respectively. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $399.04 per Share as of December 31, 2011.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $399.04 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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

The redemption price we offer in our redemption plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $399.04 per Share does not reflect the amount that a member would currently receive under our redemption plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our redemption plan.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
Total revenue (a)	$5,578,301	$21,089,852	$26,945,465	$33,493,886	$33,482,349
Net (loss) income attributable to Fund Ten	$(7,774,700)	$6,205,816	$6,218,546	$12,593,752	$4,887,060
Net (loss) income attributable to Fund Ten
allocable to additional members	$(7,696,953)	$6,143,758	$6,156,361	$12,467,815	$4,838,189
Net (loss) income attributable to Fund Ten
allocable to our Manager	$(77,747)	$62,058	$62,185	$125,937	$48,871

Weighted average number of additional shares
of limited liability company interests outstanding	148,211	148,211	148,222	148,275	148,575
Net (loss) income attributable to Fund Ten per weighted average
additional share of limited liability company interests	$(51.93)	$41.45	$41.53	$84.09	$32.56

Distributions to additional members	$5,625,060	$13,080,934	$12,747,182	$12,752,775	$12,778,769
Distributions per weighted average additional
share of limited liability company interests	$37.95	$88.26	$86.00	$86.01	$86.01
Distributions to our Manager	$56,819	$132,131	$128,760	$128,817	$129,078

	December 31,
	2011	2010	2009	2008	2007
Total assets	$55,072,676	$68,134,755	$77,033,616	$88,999,197	$122,908,748
Recourse and non-recourse long-term debt	$-	$-	$100,000	$7,076,252	$35,295,089
Members' equity	$54,375,981	$65,808,720	$72,900,830	$78,307,152	$84,105,073

(a) On May 1, 2010, we entered our liquidation period.

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

While our Manager believes the U.S. economy is likely to continue its recovery, our Manager believes this recovery will maintain its gradual progression. Further, this recovery will likely face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2011, 2010 and 2009:

Telecommunications Equipment

Prior to September 30, 2009, we had a 30.62% ownership interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased telecommunications equipment that was subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) that expired on March 31, 2010.  On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing for a purchase price of $5,493,000 and removed the equipment from the Global Crossing lease.  The transaction was effected in order to redeem ICON Leasing Fund Eleven, LLC’s (“Fund Eleven”) 61.39% ownership interest in ICON Global Crossing.  The sale proceeds were paid to Fund Eleven and its ownership interest in ICON Global Crossing was assigned 48.69% to us and 12.70% to ICON Income Fund Eight A L.P. (“Fund Eight A”), which adjusted our and Fund Eight A’s ownership interests in ICON Global Crossing to 79.31% and 20.69%, respectively.  Following the transaction, we consolidated the financial condition and results of operations of ICON Global Crossing.

On March 17, 2010, ICON Global Crossing and Global Crossing agreed to extend the lease through March 31, 2011 and to fix the purchase option at $5, resulting in the reclassification of the lease to a finance lease. On March 31, 2011, ICON Global Crossing sold all equipment under lease to Global Crossing for $5.

We, along with Fund Eleven and ICON Income Fund Nine, LLC (“Fund Nine”), owned ICON Global Crossing II, LLC, with ownership interests of approximately 72.34%, 13.26% and 14.40%, respectively. On October 29, 2010, ICON Global Crossing II sold all equipment under lease to Global Crossing for approximately $3,298,000 and we recorded a gain on sale of equipment of approximately $521,000.

We and Fund Eleven owned ICON Global Crossing V, LLC, with ownership interests of 45% and 55%, respectively. On January 3, 2011, ICON Global Crossing V sold all equipment under lease to Global Crossing for approximately $2,077,000. Our share of the gain was approximately $351,000, which is included in income from investments in joint ventures.

Bedside Entertainment and Communication Terminals

Our wholly-owned subsidiary, ICON Premier, LLC (“ICON Premier”) owned bedside entertainment and communication terminals on lease to Premier Telecom Contracts Limited (“Premier Telecom”). Pretel is the ultimate parent company of Premier Telecom. On January 30, 2009, ICON Premier acquired 51% of the outstanding stock of Pretel for £1 and in consideration for restructuring our pre-existing lease transaction with Pretel.  The estimated fair value of the net assets acquired exceeded the total purchase price by approximately $441,000.  Accordingly, we recognized that excess as a gain attributable to a bargain purchase.  The acquisition was accounted for as a business combination and the results of operations of Pretel have been included in our consolidated financial statements from the date of acquisition. The purpose of this acquisition was to protect our interest in the direct finance lease with Pretel. Accordingly, we became the majority shareholder of Pretel (and subsequently obtained the ability to dispose of all of the stock of Pretel) until such time that such amounts due to us under the lease were paid in full.

During our 2009 annual impairment testing, we determined that the carrying value of ICON Premier’s long-lived assets were in excess of the estimated fair value of those assets.  At December 31, 2009, ICON Premier recorded an impairment loss of approximately $1,513,000 to properly reflect those assets at fair value.

On June 30, 2010, we acquired the remaining 49% of Pretel. On January 17, 2011, we sold 25% of Pretel to its new Chief Executive Officer for £100,000.  This sale consisted of 100,000 Class B Pretel shares (“Pretel Shares”).  The Pretel Shares represent 25% of the voting and earning rights of Pretel, including 25% of the existing equity at the close of the sale.  As part of the sale agreement, if certain financial targets were not achieved by Pretel during the year ended December 31, 2011, we retained the right to re-purchase the Pretel Shares at £100,000. As a result, the difference between the fair market value of the shares and the amount paid was charged to compensation expense ratably during 2011.

The fair value of the Pretel Shares as of January 17, 2011 was determined using a discounted cash flow analysis utilizing Pretel’s projected cash flows and expected future terminal value. Based on this analysis, we estimated the difference between the fair value of the Pretel Shares and the £100,000 paid to be approximately £750,000.  This difference was charged to compensation expense during 2011, and classified in general and administrative expense on the consolidated statements of operations.  Pretel also agreed to indemnify the new CEO for a portion of the tax liability resulting from the transaction. This liability was accrued throughout 2011 and included in compensation expense.

On December 2, 2011, ICON Premier sold its 75% interest in Pretel to a third party for approximately £2,928,000 ($4,596,000), net of transaction costs. ICON Premier recognized a net gain on the sale of approximately $1,918,000.  ICON Premier agreed to indemnify the buyer for the exposure to the personal tax liability of the Pretel CEO resulting from his previous purchase of a 25% interest in Pretel. At December 31, 2011, the LLC has an accrued liability of approximately £230,000 ($357,000) related to this indemnification.

Information Technology Equipment Portfolios

We owned interests in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom. We recognized an impairment loss on the investment in unguaranteed residual values of approximately $46,000 during the year ended December 31, 2010 to adjust the investment balance to the approximate net realizable value. During the years ended December 31, 2011, 2010 and 2009, we realized proceeds of approximately $128,000, $59,000 and $348,000, respectively, on sales of our interests in unguaranteed residual values, which resulted in a net loss on sale of approximately $0, $57,000 and $62,000, respectively.

Digital Mini-Labs

We owned digital mini-labs that were previously on lease to Rite Aid. During 2009, our Manager sold all but one of the digital mini-labs for approximately $764,000 and we recognized a net loss on the sale of equipment of approximately $40,000.  At December 31, 2010, the net book value of the remaining equipment of $23,393 was recorded as equipment held for sale. During 2011, we recognized an impairment loss on the equipment held for sale of $23,393, after which the net book value of the remaining equipment was $0.

Marine Vessels

We own two container vessels, the China Star (f/k/a the ZIM Canada) and the Dubai Star (f/k/a the ZIM Korea) subject to bareboat charters with ZIM. On July 1, 2009, we repaid the outstanding balance of the related non-recourse long-term debt obligations and settled the related interest rate swap contracts with BNP Paribas.  On October 30, 2009, we amended the bareboat charters for the China Star and the Dubai Star to restructure the charterer’s payment obligations. In addition, the charters for the China Star and the Dubai Star were extended from June 30, 2014 to March 31, 2017 and to March 31, 2016, respectively. As a result of the restructuring, the amended charters for the China Star and the Dubai Star have been classified as finance leases.  As a result of the charters being classified as finance leases, the net book value of approximately $30,891,000 was transferred from leased equipment at cost to net investments in finance leases as of October 1, 2009.

We and Fund Twelve owned ICON Mayon, LLC, with ownership interests of 49% and 51%, respectively.  On July 24, 2007, ICON Mayon purchased an Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation. The Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months commencing on July 24, 2007.

As a result of negotiations to remarket and ultimately dispose of certain vessels, our Manager reviewed the joint venture’s investment in the vessel subject to charter and determined that the net book value exceeded the fair value. As a result, during the year ended December 31, 2011, ICON Mayon recognized impairment charges related to the Mayon Spirit of approximately $21,858,000, of which our share was approximately $10,700,000, which is included in loss/income from investments in joint ventures.  On September 23, 2011, ICON Mayon sold the vessel for net proceeds of approximately $8,275,000 and satisfied the remaining related third-party debt. Our portion of the loss on sale was approximately $46,000.

Materials Handling and Manufacturing Equipment

We owned materials handling equipment on lease to Saturn, a subsidiary of General Motors Company (“GM”).  The lease term was to expire on September 30, 2011. On June 1, 2009, GM filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in which Saturn was named as a debtor.  On February 22, 2010, we received notice that the leases were being rejected by GM and the monthly lease payments would cease effective March 1, 2010. As a result of the lease rejection, our Manager re-assessed the equipment’s value and determined that the assets were impaired, based upon the expected recoverable amount for those assets.  We recorded an impairment charge of $185,000 to adjust the carrying value of those assets to reflect the estimated recoverable amount. In March 2010, we sold all of the equipment subject to lease with Saturn to unaffiliated third parties for approximately $145,000 and recorded a gain on sale of approximately $54,000.

On September 30, 2009, we sold automotive equipment on lease to Anchor Tool and Die Co. for $1,750,000, which resulted in a gain of $1,189,000.  In connection with the sale of the automotive equipment, we incurred remarketing expenses of approximately $569,000.

We owned machining and metal working equipment on lease to MW Texas Die Casting, Inc. (“Texas Die”) and MW Monroe Plastics, Inc (“Monroe”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”). The lease terms commenced on January 1, 2008 and continued for a period of 60 months. Fund Eleven and Fund Twelve (together with us, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of Texas Die and Monroe) were cross-collateralized and cross-defaulted, and all subsidiaries’ obligations were guaranteed by MWU.  The Participating Funds also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. As contemplated by the credit support agreement on September 30, 2010, the Participating Funds terminated the credit support agreement and we contributed assets in the form of a cash payment in the amount of approximately $842,000 to Fund Twelve in connection with the extinguishment of the Participating Funds obligation thereunder.

On July 28, 2009, we agreed to terminate the lease with Monroe.  Simultaneously with the termination, we transferred title of the equipment under the lease to Cerion MPI, LLC (“MPI”), in consideration for MPI transferring title to equipment of at least equal or greater fair market value to us.  Beginning on August 1, 2009, we entered into a lease with MPI with respect to such equipment for a term of 41 months.  The obligations of MPI under the lease were guaranteed by its parent company, Cerion, LLC, and were not cross-collateralized or cross-defaulted with the MWU lease obligations. On July 26, 2010, we sold the machining and metal working equipment to MPI for approximately $1,571,000, which represented all amounts due under the lease, and simultaneously terminated the lease. We recorded a gain on sale of $365,120.

On July 26, 2010, we sold the machining and metal working equipment subject to lease with Texas Die to Texas Die for approximately $1,844,000, which represented all amounts due under the lease, and simultaneously terminated the lease. We recorded a gain on sale of $520,959.

Notes Receivable

On November 25, 2008, a joint venture owned 12.25% by us, 52.75% by Fund 12 and 35.00% by Fund Eleven, purchased four promissory notes issued by Northern Capital Associates. The aggregate purchase price was approximately $31,573,000, net of a discount of approximately $5,165,000 and the notes were scheduled to mature between October 15, 2010 and August 14, 2011. Our share of the purchase price was approximately $3,868,000. On December 23, 2010, the joint venture restructured the notes by extending each note’s term and increasing each note’s interest rate by 1.50%.  The notes now bear interest at rates ranging from 9.47% to 9.90% per year and are scheduled to mature through February 15, 2013. Effective January 1, 2011, we exchanged our 12.25% ownership interest in the joint venture for notes receivable from Northern Capital Associates that were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $1,237,000 with interest rates ranging from 9.47% to 9.90% per year and mature through February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results.  The preparation of financial statements in conformity with U.S. GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.  We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Foreign currency translation; and
•	Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  For a finance lease, the initial direct costs were capitalized and amortized over the lease term.  For an operating lease, the initial direct costs were included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other current assets, as appropriate.

Our Manager has an investment committee that approved each new equipment lease and other financing transaction.  As part of its process, the investment committee determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values are reviewed for impairment in accordance with our impairment review policy.

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

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

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

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates. We enter into these instruments only for hedging underlying exposures.  We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the criteria to be designated as accounting hedges, even though we believe that these are effective economic hedges.

We account for our interests in derivative financial instruments through our joint ventures as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value.  Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2011 (“2011”) and 2010 (“2010”)

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

Revenue for 2011 and 2010 is summarized as follows:
	Years Ended December 31,
	2011	2010	Change
Rental income	$491,946	$5,304,454	$(4,812,508)
Finance income	6,356,297	5,658,091	698,206
Servicing income	4,277,587	5,400,001	(1,122,414)
Income from investments in joint ventures	(8,762,029)	2,816,703	(11,578,732)
Net gain on sales of equipment and unguaranteed residual values	854,915	1,664,768	(809,853)
Gain on sale of equity interest in Pretel	1,917,549	-	1,917,549
Interest and other income	442,036	245,835	196,201

Total revenue	$5,578,301	$21,089,852	$(15,511,551)

Total revenue for 2011 decreased $15,511,551, or 73.5%, as compared to 2010. The decrease in total revenue is primarily attributable to the loss from investments in joint ventures related to our investment in ICON Mayon that recognized an impairment loss of approximately $21,858,000 in 2011, of which our share was approximately $10,710,000.  In addition, rental income decreased as a result of the sale of equipment previously on lease to MPI, Texas Die and Global Crossing in 2010, as well as the sale of equipment previously on lease to Global Crossing in 2011.  The decrease was partially offset by the gain on sale of our equity interest in Pretel in 2011.

Expenses for 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010	Change
Management fees - Manager	$564,350	$785,037	$(220,687)
Administrative expense reimbursements - Manager	735,260	850,157	(114,897)
General and administrative	6,766,494	7,149,763	(383,269)
Interest	18,809	45,419	(26,610)
Loss on guaranty	-	842,030	(842,030)
Depreciation and amortization	1,402,745	4,738,662	(3,335,917)
Impairment loss	3,976,983	45,886	3,931,097

Total expenses	$13,464,641	$14,456,954	$(992,313)

Total expenses for 2011 decreased $992,313, or 6.9%, as compared to 2010. Depreciation and amortization expense decreased due to the sale of the remaining leased equipment at cost, as well as the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010. In addition, during 2010, we recorded a loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries.  This decrease in total expenses was partially offset by the impairment loss recorded in our investments in the joint ventures that own the Eagle Carina and Eagle Corona vessels in 2011.

Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $538,722 from income of $427,082 in 2010 to a loss of $111,640 in 2011. This decrease was primarily attributable to the sale of assets on lease to Global Crossing, as well as the loss attributable to the noncontrolling interest in Pretel.

Net Income Attributable to Fund Ten

As a result of the foregoing changes from 2010 to 2011, net loss attributable to us for 2011 was $7,774,700 as compared to net income attributable to us for 2010 of $6,205,816.  Net (loss) income attributable to us per weighted average additional Share for 2011 and 2010 was ($51.93) and $41.45, respectively.

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

Total revenue for 2010 decreased $5,855,613, or 21.7%, as compared to 2009. Rental income decreased due to the October 30, 2009 bareboat charter restructurings for the China Star and Dubai Star vessels, which resulted in the bareboat charters being reclassified from operating leases to finance leases. In addition, rental income decreased as a result of the sale of equipment previously on lease to MPI and Texas Die on July 26, 2010, as well as from the sale of all of the assets on lease to Anchor Tool and Die Co. on September 30, 2009. Income from investments in joint ventures decreased as ICON Global Crossing is no longer accounted for as a joint venture since its financial position and results of operations have been consolidated effective September 30, 2009. These decreases were partially offset by an increase in finance income resulting from the bareboat charter restructurings for the China Star and Dubai Star vessels and from the reclassification of our lease with Global Crossing from an operating lease to a finance lease effective March 17, 2010.

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

Total expenses for 2010 decreased $5,902,207, or 29.0%, as compared to 2009. Depreciation and amortization expense decreased primarily due to the reclassification of the China Star and Dubai Star vessels bareboat charters to finance leases on October 1, 2009, at which time we ceased recording depreciation expense on those assets, the sale of equipment previously on lease to MPI and Texas Die on July 26, 2010, and the sale of all of the equipment on lease to Anchor Tool and Die Co. on September 30, 2009. This decrease in depreciation and amortization expense was partially offset by the consolidation of the results of operations of ICON Global Crossing effective September 30, 2009. The decrease in impairment loss in the amount of approximately $1,652,000 primarily related to the impairment of ICON Premier’s assets during 2009. Management fees and administrative expense reimbursements decreased as a result of a decline in the assets under management during 2010 as compared to 2009. These decreases were partially offset by the loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries.

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

Financial Condition

This section discusses the major balance sheet variances from 2011 compared to 2010.

Total Assets

Total assets decreased $13,062,079 to $55,072,676 at December 31, 2011 from $68,134,755 at December 31, 2010. The decrease was primarily due to a decrease in our investments in joint ventures resulting from our interest in ICON Mayon that recognized an impairment loss of approximately $21,858,000 in 2011, of which our share was approximately $10,710,000. The decrease was partially offset by the appreciation of our finance leases, resulting from the finance income accrued during 2011 exceeding the cash collected, as well as the gain on the sale of Pretel.

Current Assets

Current assets increased $1,965,275 to $6,632,505 at December 31, 2011 from $4,667,230 at December 31, 2010. The increase was primarily due to the proceeds received from the sale of our equity interest in Pretel in December 2011. The increase is also attributable to the restructuring of ICON Northern Leasing, LLC, resulting in our investment in a joint venture being exchanged for a note receivable, the current portion of which was $422,568 as of December 31, 2011. This increase was partially offset by a decrease in the current portion of net investment in finance leases, as a lease expired on March 31, 2011.

Total Liabilities

Total liabilities decreased $1,517,832 to $676,561 at December 31, 2011 from $2,194,393 at December 31, 2010. The decrease is primarily attributable to the sale of Pretel in December 2011.

Equity

Equity decreased $11,544,247 to $54,396,115 at December 31, 2011 from $65,940,362 at December 31, 2010. The decrease was primarily attributable to distributions paid to our members and noncontrolling interests, as well as the net loss we reported in 2011.

Liquidity and Capital Resources

Cash Flow Summary

At December 31, 2011 and 2010, we had cash and cash equivalents of $6,171,596 and $2,740,590, respectively.  During our operating period, which ended on April 30, 2010, our main sources of cash were the collection of rentals pursuant to our non-leveraged operating and finance leases and proceeds from sales of equipment. Our main uses of cash during our operating period were investing in equipment and leasing it to third parties and distributions to our members. During our liquidation period, which we entered on May 1, 2010, our main sources of liquidity remain the same and our main use of liquidity is distributions to our members.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2011	2010	2009
Net cash provided by (used in):

Operating activities	$1,315,990	$4,920,231	$6,780,156
Investing activities	8,519,278	11,063,747	8,964,869
Financing activities	(6,315,869)	(15,639,628)	(16,833,911)
Effects of exchange rates on cash and cash equivalents	(88,393)	(31,818)	(267,850)

Net increase (decrease) in cash and cash equivalents	$3,431,006	$312,532	$(1,356,736)

Note: See the Consolidated Statements of Cash Flows included in “Item 8, Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $3,604,241 to $1,315,990 in 2011 from $4,920,231 in 2010. The decrease was primarily due to the termination of four leases during 2011.

Investing Activities

Cash provided by investing activities decreased $2,544,469 to $8,519,278 in 2011 from $11,063,747 in 2010. The decrease was primarily due to the reduction of proceeds from the sale of equipment and unguaranteed residual values, and the decrease in distributions received from joint ventures in excess of profits in 2011.  This decrease was partially offset by proceeds received from the sale of Pretel in 2011.

Financing Activities

Cash used in financing activities decreased $9,323,759 to $6,315,869 in 2011 from $15,639,628 in 2010. The decrease was primarily due to a decrease in cash distributions to members and noncontrolling interests in 2011.

Financings and Borrowings

We and certain entities managed by the Manager were parties to an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit (the “Facility”). The Facility was terminated effective May 10, 2011.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each additional member’s admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental and other income from our investments. We paid distributions to our additional members of $5,625,060, $13,080,934 and $12,747,182, respectively, for the years ended December 31, 2011, 2010 and 2009.  Additionally, we paid distributions to our Manager of $56,819, $132,131, and $128,760, respectively, for the years ended December 31, 2011, 2010 and 2009.  Lastly, we paid distributions to our noncontrolling interests of $792,629, $2,326,563, and $1,225,399, respectively, for the years ended December 31, 2011, 2010 and 2009.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2011, we had no debt obligations.

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

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Income Fund Ten, LLC

We have audited the accompanying consolidated balance sheets of ICON Income Fund Ten, LLC (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Ten, LLC at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

March 29, 2012

New York, New York

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$6,171,596	$2,740,590
Current portion of net investment in finance leases	-	616,088
Current portion of notes receivable	422,568	-
Service contracts receivable	-	441,742
Other current assets	38,341	868,810

Total current assets	6,632,505	4,667,230

Non-current assets:
Net investment in finance leases, less current portion	40,016,172	35,901,863
Fixed assets (less accumulated depreciation of $0 and $3,909,365, respectively)	-	2,804,715
Notes receivable, less current portion	20,097	-
Investments in joint ventures	8,378,185	24,531,251
Investments in unguaranteed residual values	-	128,368
Other non-current assets, net	25,717	101,328

Total non-current assets	48,440,171	63,467,525

Total Assets	$55,072,676	$68,134,755

Liabilities and Equity

Current liabilities:
Due to Manager and affiliates	$111,615	$171,156
Accrued expenses	162,530	328,022
Accrued tax liability	357,211	-
Other current liabilities	45,205	1,695,215

Total Liabilities	676,561	2,194,393

Commitments and contingencies (Note 17)

Equity:
Members' Equity:
Additional Members	55,278,766	68,395,072
Manager	(754,060)	(621,572)
Accumulated other comprehensive loss	(148,725)	(1,964,780)

Total Members' Equity	54,375,981	65,808,720

Noncontrolling Interests	20,134	131,642

Total Equity	54,396,115	65,940,362

Total Liabilities and Equity	$55,072,676	$68,134,755

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
Revenue:
Rental income	$491,946	$5,304,454	$13,809,718
Finance income	6,356,297	5,658,091	1,304,824
Servicing income	4,277,587	5,400,001	5,716,849
(Loss) income from investments in joint ventures	(8,762,029)	2,816,703	3,830,195
Net gain on sales of equipment and unguaranteed residual values	854,915	1,664,768	1,550,884
Gain on sale of equity interest in Pretel	1,917,549	-	-
Interest and other income	442,036	245,835	732,995

Total revenue	5,578,301	21,089,852	26,945,465

Expenses:
Management fees - Manager	564,350	785,037	1,246,713
Administrative expense reimbursements - Manager	735,260	850,157	1,090,870
General and administrative	6,766,494	7,149,763	7,088,632
Interest	18,809	45,419	216,410
Loss on guaranty	-	842,030	-
Depreciation and amortization	1,402,745	4,738,662	9,018,997
Impairment loss	3,976,983	45,886	1,697,539

Total expenses	13,464,641	14,456,954	20,359,161

Net (loss) income	(7,886,340)	6,632,898	6,586,304

Less: Net (loss) income attributable to noncontrolling interests	(111,640)	427,082	367,758

Net (loss) income attributable to Fund Ten	$(7,774,700)	$6,205,816	$6,218,546

Net (loss) income attributable to Fund Ten allocable to:
Additional Members	$(7,696,953)	$6,143,758	$6,156,361
Manager	(77,747)	62,058	62,185

	$(7,774,700)	$6,205,816	$6,218,546

Weighted average number of additional
shares of limited liability company interests outstanding	148,211	148,211	148,222

Net (loss) income attributable to Fund Ten per weighted
average additional share of limited liability company interests	$(51.93)	$41.45	$41.53

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
				Accumulated
	Additional Shares			Other	Total
	of Limited Liability	Additional		Comprehensive	Members'	Noncontrolling	Total
	Company Interests	Members	Manager	(Loss) Income	Equity	Interests	Equity
Balance, December 31, 2008	148,231	$81,937,867	$(484,924)	$(3,145,791)	$78,307,152	$2,173,984	$80,481,136

Comprehensive income:
Net income	-	6,156,361	62,185	-	6,218,546	367,758	6,586,304
Change in valuation of interest
rate swap contracts	-	-	-	306,488	306,488	-	306,488
Currency translation adjustments	-	-	-	959,384	959,384	-	959,384
Total comprehensive income	-	-	-	1,265,872	7,484,418	367,758	7,852,176
Shares of limited liability company
interests redeemed	(20)	(14,798)	-	-	(14,798)	-	(14,798)
Acquisition of noncontrolling interest	-	-	-	-	-	714,780	714,780
Cash distributions	-	(12,747,182)	(128,760)	-	(12,875,942)	(1,225,399)	(14,101,341)

Balance, December 31, 2009	148,211	75,332,248	(551,499)	(1,879,919)	72,900,830	2,031,123	74,931,953

Comprehensive income:
Net income	-	6,143,758	62,058	-	6,205,816	427,082	6,632,898
Change in valuation of interest
rate swap contracts	-	-	-	47,876	47,876	-	47,876
Currency translation adjustments	-	-	-	(132,737)	(132,737)	-	(132,737)
Total comprehensive income	-	-	-	(84,861)	6,120,955	427,082	6,548,037
Cash distributions	-	(13,080,934)	(132,131)	-	(13,213,065)	(2,326,563)	(15,539,628)

Balance, December 31, 2010	148,211	68,395,072	(621,572)	(1,964,780)	65,808,720	131,642	65,940,362

Comprehensive loss:
Net loss	-	(7,696,953)	(77,747)	-	(7,774,700)	(111,640)	(7,886,340)
Change in valuation of interest
rate swap contracts	-	-	-	191,674	191,674	-	191,674
Currency translation adjustments	-	-	-	991	991	(53)	938
Total comprehensive loss	-	-	-	192,665	(7,582,035)	(111,693)	(7,693,728)
Investment by noncontrolling interest in subsidiary		(611,132)	(6,173)		(617,305)	775,944	158,639
Stock based compensation in subsidiary		816,839	8,251		825,090	275,030	1,100,120
Sale of subsidiary				1,623,390	1,623,390	(258,160)	1,365,230
Cash distributions	-	(5,625,060)	(56,819)	-	(5,681,879)	(792,629)	(6,474,508)

Balance, December 31, 2011	148,211	$55,278,766	$(754,060)	$(148,725)	$54,375,981	$20,134	$54,396,115

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(7,886,340)	$6,632,898	$6,586,304
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	-	-	(4,386,104)
Finance income	(6,396,297)	(5,658,091)	(1,304,824)
Loss (income) from investments in joint ventures	8,762,029	(2,816,703)	(3,830,195)
Net gain on sales of equipment and unguaranteed residual values	(854,915)	(1,664,768)	(1,550,884)
Net gain on sale of equity interest in Pretel	(1,917,549)	-	-
Depreciation and amortization	1,402,745	4,738,662	9,018,997
Stock based compensation expense	1,100,120	-	-
Gain on bargain purchase	-	-	(440,681)
Impairment loss	3,976,983	45,886	1,697,539
Interest expense on non-recourse financing paid directly
to lenders by lessees	-	-	196,304
Loss on financial instruments	70,669	8,702	-
Changes in operating assets and liabilities:
Collection of finance leases	2,858,076	3,388,964	1,083,263
Restricted cash	-	-	226,882
Service contracts receivable	128,677	108,354	241,447
Other assets, net	(363,424)	(576,046)	(1,896,602)
Due to Manager and affiliates	(26,746)	41,304	(212,390)
Accrued expenses	(165,492)	175,215	36,423
Accrued tax liability	357,211	-	-
Other current liabilities	(102,194)	265,322	(464,830)
Deferred revenue	-	(241,851)	37,480
Distributions from joint ventures	332,437	472,383	1,742,027

Net cash provided by operating activities	1,315,990	4,920,231	6,780,156

Cash flows from investing activities:
Purchase of equipment	-	(3,236)	(32,033)
Proceeds from sales of equipment and unguaranteed residual values	1,598,127	7,952,846	4,194,070
Proceeds from sale of equity interest in Pretel, net of cash included in sale	4,090,253	-	-
Principal repayment on notes receivable	785,628	-	-
Cash received in connection with business acquisition	-	-	576,781
Investment in joint ventures	(8,158)	-	-
Distributions received from joint ventures in excess of profits	2,053,428	3,114,137	4,226,051

Net cash provided by investing activities	8,519,278	11,063,747	8,964,869

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	-	1,350,000	2,285,000
Repayments of revolving line of credit, recourse	-	(1,450,000)	(2,185,000)
Proceeds from sale of subsidiary shares	158,639
Repayments of non-recourse long-term debt	-	-	(2,817,772)
Cash distributions to members	(5,681,879)	(13,213,065)	(12,875,942)
Shares of limited liability company interests redeemed	-	-	(14,798)
Distributions to noncontrolling interests	(792,629)	(2,326,563)	(1,225,399)

Net cash used in financing activities	(6,315,869)	(15,639,628)	(16,833,911)

Effects of exchange rates on cash and cash equivalents	(88,393)	(31,818)	(267,850)

Net increase (decrease) in cash and cash equivalents	3,431,006	312,532	(1,356,736)
Cash and cash equivalents, beginning of the year	2,740,590	2,428,058	3,784,794

Cash and cash equivalents, end of the year	$6,171,596	$2,740,590	$2,428,058

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$-	$-	$4,386,104
Transfer from investment in joint ventures to notes receivable	$1,251,414	$-	$-
Transfer from net investment in finance leases to equipment	$-	$-	$6,829,746
Transfer from investments in unguaranteed residual values to
leased equipment at cost	$-	$-	$52,722
Transfer from leased equipment at cost to net investment in
finance leases	$-	$2,440,135	$30,891,185

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

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

The manager of the LLC is ICON Capital Corp., a Delaware corporation (the “Manager”).  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC enters into.  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC offered shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital from additional members.  The LLC commenced business operations on its initial closing date, August 22, 2003, with the admission of investors holding 5,066 Shares, representing $5,065,736 of capital contributions.  Between August 23, 2003 and April 5, 2005, the final closing date, the LLC admitted investors holding 144,928 Shares representing $144,928,766 of capital contributions, bringing the total Shares to 149,994 representing $149,994,502 of capital contributions.  In addition, pursuant to the terms of the LLC’s offering, the LLC established a reserve in the amount of 1.0% of the gross offering proceeds, or $1,499,945.  Through December 31, 2011, the LLC redeemed 1,783 Shares, bringing the total number of outstanding Shares to 148,211.

Effective April 30, 2010, the LLC completed its operating period. On May 1, 2010, the LLC entered its liquidation period, during which the LLC is selling and will continue to sell its assets in the normal course of business. If the Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, the Manager may do so. The Manager will not receive any acquisition fees on investments made during the liquidation period.

The LLC invested most of the net proceeds from its offering in equipment subject to leases, other financing transactions and residual ownership rights in items of leased equipment.  After the net offering proceeds were invested, additional investments were made with the cash generated from the LLC’s investments to the extent that cash was not needed for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”

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
December 31, 2011

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where the LLC has a controlling financial interest, the financial condition and results of operations of the joint venture are consolidated. A noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

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

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate.  See Note 14 for a discussion of concentrations of risk.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

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

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other current assets, as appropriate.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies - continued

Depreciation

The Partnership records depreciations expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination. Depreciation expense is recorded on a straight-line basis over the lease term.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs.  The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. Pursuant to the LLC Agreement, the LLC paid acquisition fees to the Manager equal to 3% of the purchase price of the LLC’s investments. These costs are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable.  Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies - continued

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates.  The LLC enters into these instruments only for hedging underlying exposures.  The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the criteria to be designated as accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC has interests in derivative financial instruments through its joint ventures. The joint ventures account for its derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the joint ventures must document and assess at inception and on an ongoing basis, the LLC recognizes its share of the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings of the joint ventures.

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

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 becomes effective for the LLC’s interim and annual periods beginning after December 15, 2011. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate, but consecutive statements. The adoption of ASU 2011-05 becomes effective for the LLC's interim and annual periods beginning January 1, 2012. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2011 and 2010:

	2011	2010
Minimum rents receivable, net	$52,044,351	$54,902,428
Estimated residual values	7,300,000	7,300,000
Unearned income	(19,328,179)	(25,684,477)
Net investment in finance leases	40,016,172	36,517,951

Less: Current portion of net investment in finance leases	-	616,088

Net investment in finance leases, less current portion	$40,016,172	$35,901,863

Marine Vessels

The LLC owns two container vessels, the China Star and the Dubai Star on lease to ZIM Israel Navigation Co. Ltd. (“ZIM”). On October 30, 2009, the term of the bareboat charters were amended to restructure ZIM’s payment obligations as well as to extend the term of the bareboat charters from June 30, 2014 to March 31, 2017 and to March 31, 2016, respectively.  As a result of the restructuring, the amended bareboat charters have been classified as finance leases. The net book value of approximately $30,891,000 was transferred from leased equipment at cost to net investments in finance leases as of October 1, 2009.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(3)	Net Investment in Finance Leases - continued

Telecommunications Equipment

On March 17, 2010, the LLC and Global Crossing Telecommunications, Inc. agreed to extend a lease between the entities for the period beginning on April 1, 2010 and ending on March 31, 2011.  In connection with the extension, the end of the lease purchase option was fixed at $1 for each schedule of equipment, resulting in the reclassification of the lease to a finance lease. See Note 4 to the LLC’s consolidated financial statements. On March 31, 2011, at the expiration of the leases and in accordance with their terms, the LLC sold the telecommunications equipment to Global Crossing for the aggregate purchase price of $5.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at December 31, 2011:

Years Ending December 31,
2012	$6,771,948
2013	16,184,616
2014	18,535,936
2015	6,031,990
2016	4,519,861
$52,044,351

(4)	Disposition of Leased Equipment at Cost

Depreciation expense was $15,980, $3,225,222, and $6,420,963 for the years ended December 31, 2011, 2010 and 2009, respectively.

Manufacturing Equipment

The LLC owned materials handling equipment on lease to Saturn, a subsidiary of General Motors Company (“GM”).  The lease term was to expire on September 30, 2011. On June 1, 2009, GM filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in which Saturn was named as a debtor.  On February 22, 2010, the LLC received notice that the leases were being rejected by GM and the monthly lease payments would cease effective March 1, 2010.  As a result of the lease rejection, the Manager re-assessed the equipment’s value and determined that the assets were impaired, based upon the expected recoverable amount for those assets.  The LLC recorded an impairment charge of $185,000 to adjust the carrying value of those assets to reflect the estimated recoverable amount. In March 2010, the LLC sold all of the equipment subject to lease with Saturn to unaffiliated third parties for approximately $145,000 and recorded a gain on sale of approximately $54,000.

 On September 30, 2009, the LLC sold all of the automotive equipment to Anchor Tool and Die Co. (“Anchor”) for a purchase price of $1,750,000, which resulted in the LLC recording a gain of $1,189,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Disposition of Leased Equipment at Cost - continued

The LLC owned machining and metal working equipment on lease to Texas Die Casting, Inc. (“Texas Die”) and MW Monroe Plastics, Inc. (“Monroe”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”). The lease terms commenced on January 1, 2008 and continued for a period of 60 months. On July 28, 2009, the LLC agreed to terminate the lease with Monroe. Simultaneously with the termination, the LLC transferred title to the equipment under the lease to Cerion MPI, LLC (“MPI”), an affiliate of Monroe, in consideration for MPI transferring title to equipment to the LLC to be leased back to MPI.  Beginning on August 1, 2009, the LLC leased to MPI such equipment for a term of 41 months. The obligations of MPI under the lease are guaranteed by its parent company, Cerion, LLC and are not cross-collateralized or cross-defaulted with the MWU lease obligations. On July 26, 2010, the LLC sold the machining and metal working equipment to MPI for approximately $1,571,000, which represented all amounts due under the lease, and simultaneously terminated the lease. The LLC recorded a gain on sale of $365,120.

On July 26, 2010, the LLC sold the machining and metal working equipment subject to lease with Texas Die for approximately $1,844,000, which represented all amounts due under the lease, and simultaneously terminated the lease. The LLC recorded a gain on sale of $520,959.

ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve,” together with the LLC, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of Texas Die and Monroe) were cross-collateralized and cross-defaulted, and all subsidiaries’ obligations were guaranteed by MWU.  The Participating Funds also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. As contemplated by the credit support agreement on September 30, 2010, the Participating Funds terminated the credit support agreement and we contributed assets in the form of a cash payment in the amount of approximately $842,000 to Fund Twelve in connection with the extinguishment of the Participating Funds obligation thereunder. The methodology used to determine the settlement amount that the LLC paid was at the discretion of the Manager, consistent with the intent of the credit support agreement.  As a result, the LLC recorded a loss of approximately $842,000 in connection with the termination of the credit support agreement during the year ended December 31, 2010.

Telecommunications Equipment

The LLC, along with Fund Eleven and ICON Income Fund Eight A L.P. (“Fund Eight A”), entities also managed by the Manager, owned ICON Global Crossing, with ownership interests of 30.62%, 61.39% and 7.99%, respectively. On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing to Global Crossing for a purchase price of $5,493,000.  The transaction was effected in order to redeem Fund Eleven’s 61.39% ownership interest in ICON Global Crossing.  After the redemption, the LLC’s and Fund Eight A’s ownership interests in ICON Global Crossing are 79.31% and 20.69%, respectively.  Following the transaction, the LLC consolidated the financial condition and results of operations of ICON Global Crossing as of September 30, 2009. On March 17, 2010, ICON Global Crossing and Global Crossing agreed to extend the lease through March 31, 2010 and to fix the purchase option at $1 for each schedule of equipment, at which time the lease was reclassified as a direct finance lease. On March 31, 2011, ICON Global Crossing sold all telecommunications equipment under lease.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Disposition of Leased Equipment at Cost - continued

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

(5)	Notes Receivable

On November 25, 2008, a joint venture owned 12.25% by the LLC, 52.75% by Fund Twelve and 35.00% by Fund Eleven, purchased four promissory notes issued by Northern Capital Associates XIV, L.P. ("Northern Capital Associates"). The aggregate purchase price was approximately $31,573,000, net of a discount of approximately $5,165,000 and the notes were scheduled to mature between October 15, 2010 and August 14, 2011. The LLC’s share of the purchase price was approximately $3,868,000. On December 23, 2010, the joint venture restructured the notes by extending each note’s term and increasing each note’s interest rate by 1.50%.  The notes now bear interest at rates ranging from 9.47% to 9.90% per year and are scheduled to mature through February 15, 2013. Effective January 1, 2011, the LLC exchanged its 12.25% ownership interest in the joint venture for notes receivable from Northern Capital Associates that were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $1,237,000 with interest rates ranging  from 9.47% to 9.90% per year and mature through February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

Prior to the exchange, the financial position and results of operations of ICON Northern Leasing were summarized as below:

December 31,
2010
Current assets	$6,585,547
Non-current assets	$3,672,575
Members' equity	$10,258,122
LLC's share of equity	$1,251,414

Year ended December 31, 2010
Revenue	$2,482,966
Expenses	256,504
Net income	$2,226,462
LLC's share of net income	$289,516

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(6)	Pretel Group Limited

The LLC’s wholly-owned subsidiary ICON Premier, LLC (“ICON Premier”), owned bedside entertainment and communication terminals on lease with Premier Telecom Contracts Limited (“Premier Telecom”). On January 30, 2009, ICON Premier acquired 51% of the outstanding stock of Pretel Group Limited (“Pretel”), the ultimate parent company of Premier Telecom, for a purchase price of £1 and in consideration for restructuring its pre-existing lease transaction with Pretel.  The estimated fair value of the net assets acquired exceeded the total purchase price by approximately $441,000.  Accordingly, the LLC recognized that excess as a gain attributable to a bargain purchase.  The acquisition was accounted for as a business combination, and the results of operations of Pretel have been included in the consolidated financial statements of the LLC from the date of acquisition.  Had the acquisition occurred as of January 1, 2009, the impact on the LLC’s consolidated results would have been immaterial.  The purpose of this acquisition was to protect the LLC’s interest in the direct finance lease with Pretel.

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

Following ICON Premier’s acquisition of 51% of Pretel, the bedside entertainment and communication terminals originally on lease to Pretel along with the long-lived assets and other equipment of Pretel were classified as Equipment on the consolidated balance sheet.  During the LLC’s 2009 annual impairment testing, it was determined that the carrying value of Pretel’s long-lived assets were in excess of the estimated fair value of those assets.  At December 31, 2009, ICON Premier recorded an impairment loss of approximately $1,513,000 to properly reflect those assets at fair value.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(6)	Pretel Group Limited – continued

On June 30, 2010, the LLC acquired the remaining 49% of Pretel. On January 17, 2011, the LLC sold 25% of Pretel to Pretel's new Chief Executive Officer for £100,000.  This sale consisted of 100,000 class B Pretel shares (the “Pretel Shares”).  The Pretel Shares represent 25% of the voting and earnings rights of Pretel, including 25% of the existing equity at the close of the sale.  As part of the sale agreement, if certain financial targets were not achieved by Pretel during the year ended December 31, 2011, ICON Premier would retain the right to re-purchase the equity for £100,000. As a result, the difference between the fair market value of the shares and the amount paid was charged to compensation expense ratably during 2011.

The fair value of the Pretel Shares as of January 17, 2011 was determined using a discounted cash flow analysis utilizing Pretel’s projected cash flows and expected future terminal value. Based on this analysis, the LLC estimates the difference between the fair value of the Pretel Shares and the £100,000 paid to be approximately £750,000.  This difference was charged to compensation expense ratably during 2011, and classified in general and administrative expense on the consolidated statements of operations. Pretel indemnified the new CEO for a portion of the tax liability resulting from the transaction and a liability was accrued throughout 2011. At December 31, 2011, the LLC has an accrued liability of approximately £230,000 ($357,000) related to this indemnification.

On December 2, 2011, the LLC sold its 75% interest in Pretel to a third party for approximately £2,928,000 ($4,596,000), net of transaction costs. ICON Premier recognized a net gain on the sale of approximately $1,918,000.

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

The four minority-owned joint ventures described below are accounted for under the equity method.

ICON Mayon, LLC

The LLC and Fund Twelve own ICON Mayon, LLC (“ICON Mayon”), with ownership interests of 49% and 51%, respectively.  On July 24, 2007, ICON Mayon purchased an Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”).  The purchase price was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp. Simultaneously, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(7)	Investments in Joint Ventures - continued

As a result of negotiations to remarket and ultimately dispose of certain vessels, the Manager reviewed the joint venture’s investment in the vessel subject to charter and determined that the net book value exceeded the fair value. As a result, during the year ended December 31, 2011, the joint venture recognized impairment charges of approximately $21,858,000. On September 23, 2011, the joint venture sold the vessel for net proceeds of approximately $8,275,000 and satisfied the remaining third-party debt. The LLC’s share of the impairment charges and the loss on sale was approximately $10,710,000 and $46,000, respectively.

ICON Global Crossing V, LLC

The LLC and Fund Eleven own ICON Global Crossing V, LLC, with ownership interests of 45% and 55%, respectively. On January 3, 2011, upon the conclusion of the lease and in accordance with its terms, ICON Global Crossing V sold telecommunications equipment subject to lease with Global Crossing to Global Crossing for approximately $2,077,000. The LLC’s share of the gain was approximately $351,000.

ICON Eagle Carina Holdings, LLC

On December 18, 2008, ICON Eagle Carina Holdings, LLC, a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, purchased an Aframax product tanker, the Eagle Carina, for $39,010,000, of which $27,000,000 was financed with non-recourse debt. The Eagle Carina is subject to an eighty-four month bareboat charter with AET, Inc. Limited (“AET”) that expires on November 14, 2013.

The shipping market is currently experiencing historical lows in vessel charter rates.  Those rates are a critical component of estimating the future forecasts of the non-contractual cash flows of ICON Carina Holdings.  The Manager determined that the expected future rates would not allow the LLC to recover its investment in ICON Carina Holdings over the remaining life of the vessel.  Accordingly, the Manager concluded that the LLC’s carrying value in the joint venture ICON Carina Holdings exceeds the fair value, determined by the present value of the joint venture’s estimated future cash flows, and that the decrease in the value of the investment is other than temporary.  During the year ended December 31, 2011, the LLC recorded an impairment charge of approximately $1,890,000 related to the write down of the investment in the joint venture.

Information as to the financial position and results of operations of ICON Carina Holdings is summarized below:

	December 31,	December 31,
	2011	2010
Current assets	$730,934	$475,615
Non-current assets	$29,043,441	$32,846,322
Current liabilities	$999,843	$1,187,523
Non-current liabilities	$12,305,548	$17,363,526
Members' equity	$16,468,984	$14,770,888
LLC's share of equity	$5,879,427	$5,273,207

	Years Ended December 31,
	2011	2010
Revenue	$5,945,972	$5,940,255
Expenses	4,397,099	4,620,065
Net income	$1,548,873	$1,320,190
LLC's share of net income	$552,948	$471,308

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(7)	Investments in Joint Ventures - continued

ICON Eagle Corona Holdings, LLC

On December 18, 2008, ICON Eagle Corona Holdings, LLC, a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, purchased an Aframax product tanker, the Eagle Corona, for $41,270,000, of which $28,000,000 was financed with non-recourse debt. The Eagle Corona is subject to an eighty-four month bareboat charter with AET that expires on November 14, 2013.

The shipping market is currently experiencing historical lows in vessel charter rates.  Those rates are a critical component of estimating the future forecasts of the non-contractual cash flows of ICON Corona Holdings.  The Manager determined that the expected future rates would not allow the LLC to recover its investment in ICON Corona Holdings over the remaining life of the vessel.  Accordingly, the Manager concluded that the LLC’s carrying value in the joint venture ICON Corona Holdings exceeds the fair value, determined by the present value of the joint venture’s estimated future cash flows, and that the decrease in the value of the investment is other than temporary.  During the year ended December 31, 2011, the LLC recorded an impairment charge of approximately $2,064,000 related to the write down of the investment in the joint venture.

Information as to the financial position and results of operations of ICON Corona Holdings is summarized below:

	December 31,	December 31,
	2011	2010
Current assets	$423,764	$251,132
Non-current assets	$31,842,798	$35,539,688
Current liabilities	$1,192,131	$1,481,576
Non-current liabilities	$13,000,630	$18,156,062
Members' equity	$18,073,801	$16,153,182
LLC's share of equity	$6,452,347	$5,766,686

	Years Ended December 31,
	2011	2010
Revenue	$6,088,824	$6,087,792
Expenses	4,345,169	4,600,018
Net income	$1,743,655	$1,487,774
LLC's share of net income	$622,485	$531,135

(8)	Investments in Unguaranteed Residual Values

The LLC owned interests in the unguaranteed residual values of various technology equipment currently on lease to various lessees located in the United Kingdom. The LLC recognized an impairment loss on the investment in unguaranteed residual values of approximately $46,000 during the year ended December 31, 2010 to adjust the investment balance to the approximate net realizable value. During the years ended December 31, 2011, 2010 and 2009, the LLC realized proceeds of approximately $128,000, $59,000 and $348,000, respectively, on sales of the interests in unguaranteed residual values, which resulted in a net loss on sale of approximately $0, $57,000 and $62,000, respectively.

(9)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager were parties to an agreement with California Bank & Trust for a revolving line of credit of up to $30,000,000. The credit facility was terminated effective May 10, 2011.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(10)	Transactions with Related Parties

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

The LLC paid distributions to the Manager of $56,819, $132,131 and $128,760 for the years ended December 31, 2011, 2010 and 2009, respectively.  Additionally, the Manager’s interest in the net (loss) income attributable to Fund Ten was ($77,747), $62,058 and $62,185 for the years ended December 31, 2011, 2010 and 2009, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2011, 2010 and 2009 were as follows:

Entity	Capacity	Description	2011	2010	2009
ICON Capital Corp.	Manager	Management fees (1)	$564,350	$785,037	$1,246,713
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (1)	$735,260	$850,157	$1,090,870

(1) Amount charged directly to operations.

At December 31, 2011 and 2010, the LLC had a net payable of $111,615 and $171,156, respectively, due to the Manager and its affiliates that primarily consisted of administrative expense reimbursements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(11)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates of its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures.  The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the criteria to be designated as accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

As of December 31, 2011, the LLC has interests through joint ventures in two floating-to-fixed interest rate swaps relating to ICON Corona Holdings and ICON Carina Holdings designated and qualifying as cash flow hedges with an aggregate notional amount of $25,306,179. These interest rate swaps mature November 14, 2013.

As of December 31, 2010, the LLC had interests through joint ventures in three floating-to-fixed interest rate swaps relating to ICON Corona Holdings, ICON Carina Holdings and ICON Mayon designated and qualifying as cash flow hedges with an aggregate notional amount of $42,289,329. These interest rate swaps have maturity dates ranging from July 25, 2011 to November 14, 2013.

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

For these derivatives, the joint ventures record their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of income (loss) from investments in joint ventures. During the year ended December 31, 2011, the joint ventures recorded no hedge ineffectiveness in earnings.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(11)	Derivative Financial Instruments - continued

Non-designated Derivatives

As of December 31, 2011, warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings. The LLC’s warrants generated a loss on the statements of operations for the year ended December 31, 2011 and 2010 of $70,669 and $8,702, respectively.  The net loss recorded was comprised of an unrealized loss recorded in general and administrative expense relating to warrants. As of December 31, 2011, the fair value of the warrants is $0.

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

As of December 31, 2011, there are no other non-designated derivatives.

Designated Derivatives

The table below presents the effect of the LLC’s share of the joint ventures derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009:

Year Ended December 31, 2011

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(92,128)	(Loss) income from investments in joint ventures	$(283,802)

Year Ended December 31, 2010

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(444,093)	(Loss) income from investments in joint ventures	$(491,969)

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(11)	Derivative Financial Instruments - continued

Year Ended December 31, 2009

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(384,447)	(Loss) income from investments in joint ventures	$(616,320)

At December 31, 2011, the total unrealized (loss) recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps was approximately $150,000.  During the years ended December 31, 2011, 2010 and 2009, the LLC recorded no hedge ineffectiveness in earnings.

During the year ending December 31, 2012, the LLC estimates that approximately $110,000 will be transferred from AOCI to income (loss) from investments in joint ventures.

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

(12)	Accumulated Other Comprehensive Income (Loss)

AOCI includes accumulated loss on derivative financial instruments of joint ventures of $149,876 and gain on currency translation adjustments of $1,151 at December 31, 2011, and accumulated losses on derivative financial instruments of joint ventures and currency translation adjustments of $341,550 and $1,623,230, respectively, at December 31, 2010.

Total comprehensive loss for the year ended December 31, 2011 was $7,693,728, which included: (i) net loss of $7,886,340; (ii) a net change in unrealized gain on derivative financial instruments of $191,674; and (iii) unrealized gain on currency translation adjustments of $938.

Total comprehensive income for the year ended December 31, 2010 was $6,548,037, which included: (i) net income of $6,632,898; (ii) a net change in unrealized gain on derivative financial instruments of $47,876; and (iii) unrealized loss on currency translation adjustments of $132,737.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(13)	Fair Value Measurements

Financial instruments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.  The estimated fair value of the Partnership’s fixed rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.

	December 31, 2011
	Carrying Amount	Fair Value
Fixed rate notes receivable	$442,665	$452,829

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(13)	Fair Value Measurements - continued

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

(14)	Concentrations of Risk

For the year ended December 31, 2011, the LLC had one lessee that accounted for approximately 92.80% of rental and finance income. For the years ended December 31, 2010 and 2009, the LLC had two lessees that accounted for approximately 87.91% and 82.65%, respectively, of rental and finance income.

At December 31, 2011, the LLC had two lessees that accounted for approximately 87.87% of total assets. For the year ended December 31, 2010, the LLC had three lessees that accounted for approximately 85.99% of total assets.

(15)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes operating leases (net of accumulated depreciation), finance leases, equipment (net of accumulated depreciation), investments in joint ventures and investments in unguaranteed residual values, were as follows:

	Year Ended December 31, 2011
	United	United
	States	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$77,331	$414,615	$-	$491,946
Finance income	$1,355	$-	$6,354,942	$6,356,297
Service Income	$-	$4,277,587	$-	$4,277,587
Income from investments in joint ventures	$332,437	$-	$(9,094,466)	$(8,762,029)
Net gain on sales of equipment and unguaranteed residual values	$197,400	$657,515	$-	$854,915
Gain on sale of equity interest in Pretel	$-	$1,917,549	$-	$1,917,549
Interest and other income	$442,036	$-	$-	$442,036

	Year Ended December 31, 2011
	United	United
	States	Kingdom	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$-	$-	$40,016,172	$40,016,172
Investments in joint ventures	$-	$-	$8,378,185	$8,378,185
Notes receivable	$442,665	$-	$-	$442,665

(a) Vessels are free to trade worldwide.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(15)	Geographic Information - continued

	Year Ended December 31, 2010
	United	United
	States	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$4,850,684	$453,770	$-	$5,304,454
Finance income	$28,266	$-	$5,629,825	$5,658,091
Servicing income	$-	$5,400,001	$-	$5,400,001
Income from investments in joint ventures	$472,369	$-	$2,344,334	$2,816,703

	At December 31, 2010
	United	United
	States	Kingdom	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$616,088	$-	$35,901,863	$36,517,951
Leased equipment at cost, net	$15,980	$2,135	$-	$18,115
Equipment, net	$-	$2,804,715	$-	$2,804,715
Investments in joint ventures	$1,840,927	$-	$22,690,324	$24,531,251
Investments in unguaranteed residual values	$-	$128,368	$-	$128,368

(a) Vessels are free to trade worldwide.

(16)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

	Quarters Ended in 2011				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2011
Total revenue	$(896,338)	$(1,247,475)	$2,846,986	$4,875,128	$5,578,301
Net (loss) income	$(3,541,239)	$(3,841,068)	$486,016	$(990,049)	$(7,886,340)
Net (loss) income attributable to Fund Ten allocable
to additional members	$(3,541,498)	$(3,747,412)	$530,510	$(938,553)	$(7,696,953)
Weighted average number of additional shares of
limited liability company interests outstanding	148,211	148,211	148,211	148,211	148,211
Net (loss) income attributable to Fund Ten per weighted average
additional share of limited liability company interests	$(23.89)	$(25.28)	$3.58	$(6.33)	$(51.93)

	Quarters Ended in 2010				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2010
Total revenue	$5,902,837	$4,831,702	$5,724,933	$4,630,380	$21,089,852
Net income	$2,312,008	$427,590	$2,564,549	$1,328,751	$6,632,898
Net income attributable to Fund Ten allocable
to additional members	$2,186,739	$353,279	$2,455,790	$1,147,950	$6,143,758
Weighted average number of additional shares of
limited liability company interests outstanding	148,211	148,211	148,211	148,211	148,211
Net income attributable to Fund Ten per weighted average
additional share of limited liability company interests	$14.75	$2.38	$16.57	$7.75	$41.45

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(17)	Commitments and Contingencies and Off-Balance Sheet Transactions

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

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.  The obligation related to these agreements is recorded at fair value. There were no liabilities recorded as of December 31, 2011 and 2010.

(18)	Foreign Income Taxes

Upon the acquisition of Pretel, some of the LLC’s subsidiaries were subject to taxation under the laws of the United Kingdom.  As of December 31, 2010, the LLC had a net deferred tax asset of approximately $9,679,000 (£6,245,000), which was composed primarily of net operating loss carry forwards as well as temporary differences relating to equipment depreciation.  As of the acquisition date and December 31, 2009, the LLC’s net deferred tax assets had a full valuation allowance.

At December 31, 2010, the LLC had net operating loss carryforwards of approximately $29,820,000 (£19,239,000), which do not expire under the tax laws of the United Kingdom. The LLC had a full valuation allowance on its net deferred tax asset. The LLC had not identified any uncertain tax positions as of December 31, 2011 or 2010.

The LLC sold its interest in Pretel on December 2, 2011 and has no further obligations related to foreign income taxes.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(19)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the members.

At December 31, 2011 and 2010, the members’ equity included in the consolidated financial statements totaled $54,375,981 and $65,808,720, respectively.  The members’ capital for federal income tax purposes at December 31, 2011 and 2010 totaled $72,204,304 and $84,836,028, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in gain (loss) on sale of equipment, depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income attributable to the LLC for financial statement reporting purposes to the net income attributable to the LLC for federal income tax purposes for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net (loss) income attributable to Fund Ten
per consolidated financial statements	$(7,774,700)	$6,205,816	$6,218,546
Finance Income	(4,112,920)	(5,629,824)	-
Rental income	-	3,431,328	(1,450,010)
Depreciation and amortization	(4,126,784)	(5,677,996)	(524,024)
Gain on consolidated joint venture	1,035,153	4,875,367	4,105,695
Deferred revenue	-	-	241,851
Gain on sale of equipment	7,775,815	1,460,159	643,677
Other items	240,287	144,089	(198,981)

Net (loss) income attributable to Fund Ten
for federal income tax purposes	$(6,963,149)	$4,808,939	$9,036,754

Schedule II - Valuation and Qualifying Accounts

	Balance At	Additions Charged To Costs,	Additions Charged to		Other Charges
Description	Beginning Of Year	Expenses and Revenues	Deferred Tax Asset	Deductions	Additions (Deductions)		Balance at End of Year

Valuation allowance for deferred tax assets:

Year ended December 31, 2011
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$9,679,464	$-	$-	$-	$(9,679,464)	(b)	$-

Year ended December 31, 2010
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$8,322,930	$-	$1,356,534	$-	$-		$9,679,464

Year ended December 31, 2009
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$-	$-	$758,602	$-	$7,564,328	(a)	$8,322,930

Allowance for doubtful accounts:

Year ended December 31, 2011
Allowance for doubtful accounts	$-	$-	$-	$-	$-		$-

Year ended December 31, 2010
Allowance for doubtful accounts	$60,480	$-	$-	$(60,480)	$-		$-

Year ended December 31, 2009
Allowance for doubtful accounts	$2,500,000	$60,480	$-	$(2,500,000)	$-		$60,480

(a) Represents the valuation allowance as of January 30, 2009, the date of the acquisition of Pretel, of approximately $6,759,000 and currency translation adjustment of approximately $806,000.
(b) Represents the valuation allowance as of December 2, 2011, the date of the sale of Pretel.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Principal Accounting and Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2011, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal office is located at 3 Park Avenue 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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
Name	Age	Title
Michael A. Reisner	41	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	39	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	39	Senior Managing Director
Keith S. Franz	43	Managing Director
David J. Verlizzo	39	Managing Director and Counsel
Craig A. Jackson	52	Managing Director
Harry Giovani	37	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-President, Co-CEO and Director joined ICON in 2001. Prior to purchasing the company, Mr. Reisner held various positions in the firm including, Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-President, Co-CEO, and Director originally joined ICON in 1999. Prior to purchasing the company, Mr. Gatto held various positions in the firm including, Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, co-founded a specialty business consulting firm in New York City where he served as its managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Senior Managing Director, joined ICON in 2005 as Vice President and Associate General Counsel. In 2006, he was promoted to Senior Vice President and General Counsel, and in 2007, was promoted to his current position. Prior to joining ICON, Mr. Kress was an attorney from 2001 to 2005, with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Keith S. Franz, Managing Director, joined ICON in March 2009. Mr. Franz was previously Vice President of Accounting and Finance from March 2009 to July 2011. Mr. Franz was previously a Senior Manager at Smart & Associates LLP from December 2008 until March 2009 and the Vice President of Corporate Finance for Audiovox Corporation from August 2004 to November 2008.  Prior to Audiovox, from September 1991 through August 2004, Mr. Franz was employed by Ernst & Young LLP, rising to the level of Senior Audit Manager.  Mr. Franz received a B.S. from Binghamton University and is a certified public accountant.

David J. Verlizzo has been Managing Director and Counsel, joined ICON in 2005.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to June 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities law compliance, and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from the University of Scranton.

Craig A. Jackson, Managing Director, joined ICON in February in 2006. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director - Chief Credit Officer, joined ICON in 2008. Most recently he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Accounting and Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers.  Our Manager and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2011, 2010 and 2009:

Entity	Capacity	Description	2011	2010	2009
ICON Capital Corp.	Manager	Management fees (1)	$564,350	$785,037	$1,246,713
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (1)	$735,260	$850,157	$1,090,870

(1) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our Manager of $56,819, $132,131 and $128,760 for the years ended December 31, 2011, 2010 and 2009, respectively.  Our Manager’s interest in the net (loss) income attributable to us was ($77,747), $62,058 and $62,185, for the years ended December 31, 2011, 2010 and 2009, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 16, 2012, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 7 and 10 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

 During the years ended December 31, 2011 and 2010, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2011 and 2010:

Principal Audit Firm - Ernst & Young LLP
	2011	2010
Audit fees	$425,100	$413,683
Tax fees	73,564	115,606

	$498,664	$529,289

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

101.INS* XBRL Instance Document.

101.SCH* XBRL Taxonomy Extension Schema Document.

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB* XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	1. Financial Statements of ICON Mayon, LLC.

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

ICON Mayon, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Mayon, LLC

We have audited the accompanying balance sheets of ICON Mayon, LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in members’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Mayon, LLC at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

March 29, 2012

New York, New York

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2011	2010

Current assets:
Cash	$435	$-

Total current assets	435	-

Non-current assets:
Leased equipment at cost (less accumulated depreciation
of $9,534,387 in 2010)	-	31,373,130
Other non-current assets, net	-	9,633

Total non-current assets	-	31,382,763

Total Assets	$435	$31,382,763

Liabilities and Members’ (Deficit) Equity

Current liabilities:
Current portion of non-recourse long-term debt	$-	$6,769,741
Derivative instrument	-	154,477
Deferred revenue	-	554,109
Accrued interest	-	1,194
Other current liabilities	117,822	-

Total current liabilities	117,822	7,479,521

Total Liabilities	117,822	7,479,521

Commitments and contingencies

Members’ (Deficit) Equity:
Members' (Deficit) Equity	(117,387)	24,056,762
Accumulated other comprehensive loss	-	(153,520)

Total Members’ (Deficit) Equity	(117,387)	23,903,242

Total Liabilities and Members’ (Deficit) Equity	$435	$31,382,763

 See accompanying notes to financial statements.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Years Ended December 31,
	2011	2010	2009

Revenue:
Rental income	$3,803,492	$6,206,105	$6,206,808
Finance income	9,687	-	-
Loss on sale of leased asset	(94,487)	-	-

Total revenue	3,718,692	6,206,105	6,206,808

Expenses:
Depreciation	1,325,246	2,811,321	2,757,421
Impairment loss	21,858,385	-	-
Vessel operating	1,444,183	-	-
Interest	224,078	665,136	975,567

Total expenses	24,851,892	3,476,457	3,732,988

Net (loss) income	$(21,133,200)	$2,729,648	$2,473,820

See accompanying notes to financial statements.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ (Deficit) Equity

		Accumulated Other Comprehensive Loss
			Total Members’ (Deficit) Equity
	Members’ (Deficit) Equity
Balance, December 31, 2008	$18,853,294	$(1,128,023)	$17,725,271

Net income	2,473,820	-	2,473,820
Change in valuation of derivative instrument	-	556,692	556,692
Comprehensive income			3,030,512

Balance, December 31, 2009	21,327,114	(571,331)	20,755,783

Net income	2,729,648	-	2,729,648
Change in valuation of derivative instrument	-	417,811	417,811
Comprehensive income			3,147,459

Balance, December 31, 2010	24,056,762	(153,520)	23,903,242

Net loss	(21,133,200)	-	(21,133,200)
Change in valuation of derivative instrument	-	153,520	153,520
Comprehensive loss			(20,979,680)
Cash distributions to members	(3,040,949)	-	(3,040,949)

Balance, December 31, 2011	$(117,387)	$-	$(117,387)

See accompanying notes to financial statements.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net (loss) income	$(21,133,200)	$2,729,648	$2,473,820
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Rental income paid directly to lender by lessee	(2,550,000)	(6,205,000)	(6,205,000)
Finance income	(9,687)	-	-
Depreciation	1,325,246	2,811,321	2,757,421
Interest expense on non-recourse financing paid
directly to lender by lessee	174,510	632,605	927,194
Interest expense from amortization of debt financing costs	43,301	31,337	48,373
Loss on sale of leased asset	94,487	-	-
Impairment loss	21,858,385	-	-
Changes in operating assets and liabilities:
Other non-current assets	(105,614)	-	-
Deferred revenue	(554,109)	(1,105)	(1,808)
Other current liabilities	32,508	-	-
Accrued interest	(1,194)	1,194	-

Net cash used in operating activities	(825,367)	-	-

Cash flows from investing activities:
Proceeds from sale of equipment	6,508,019	-	-

Net cash provided by investing activities	6,508,019	-	-

Cash flows from financing activities:
Repayments of notes payable - non-recourse	(2,608,468)	-	-
Payment to settle interest rate swap	(32,800)	-	-
Cash distributions to members	(3,040,949)	-	-

Net cash used in financing activities	(5,682,217)	-	-

Net increase in cash	435	-	-

Cash, beginning of the year	-	-	-

Cash, end of the year	$435	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lender by lessee	$2,550,000	$6,205,000	$6,205,000
Proceeds from sale of equipment paid directly to lender in settlement of non-recourse debt	$1,767,409	$-	$-

See accompanying notes to financial statements.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011

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

In 2011, the LLC sold the Mayon Spirit, its only operating asset, and paid down the related outstanding debt.

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
December 31, 2011

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

Depreciation

The LLC records depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, the LLC first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The asset in the LLC’s portfolio is periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.

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

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

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

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2011 and 2010.

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

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 becomes effective for the LLC’s interim and annual periods beginning after December 15, 2011. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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
December 31, 2011

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

Leased equipment at cost consisted of the following at December 31, 2010:

2010
Marine vessel and equipment	$40,907,517
Less: Accumulated depreciation	9,534,387

$31,373,130

Depreciation expense was $1,325,246, $2,811,321, and $2,757,421 for the years ended December 31, 2011, 2010 and 2009, respectively.

As a result of negotiations to remarket and ultimately dispose of certain vessels, it was determined that the net book value of the vessel subject to charter exceeded the fair value.  The LLC recognized a non-cash impairment charge of approximately $21,858,000 during the six months ended June 30, 2011.  On September 23, 2011, the LLC sold the vessel for proceeds of approximately $8,275,000 and satisfied the remaining third-party debt. The LLC recorded a loss on sale of approximately $94,000.

(4)	Non-Recourse Long-Term Debt

On July 24, 2007, the LLC borrowed approximately $24,938,000 in connection with the acquisition of the Mayon Spirit. The non-recourse long-term debt matured on July 25, 2011 and accrued interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year. The non-recourse long-term debt required monthly payments ranging from $476,000 to $527,000. The lender had a security interest in the Mayon Spirit and an assignment of the charter hire payments. The LLC paid and capitalized approximately $187,000 in debt financing costs. At December 31, 2011 and 2010, the balance of the non-recourse long-term debt obligation was approximately $0 and $6,770,000, respectively.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Paribas in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of June 19, 2008, fixed the interest rate at 6.35% per year. As of December 31, 2011 and 2010, the LLC recorded in accumulated other comprehensive loss a cumulative decrease in the fair value of the interest rate swap contract of approximately $0 and $154,000, respectively.

The aggregate maturity of non-recourse long-tem debt consisted of $6,769,741 at December 31, 2010. All obligations under the non-recourse long-term debt were satisfied in 2011.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011

(5)	Fair Value of Measurements

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

As of December 31, 2011, the LLC did not have any financial assets or liabilities measured at fair value on a recurring basis.

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

 The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011:

	December 31, 2011	Level 1	Level 2	Level 3	Total Impairment Loss

Leased equipment at cost	$-	$-	$8,260,208	$-	$21,858,385

The LLC’s non-financial assets are valued using observable market parameters and are classified within Level 2. As permitted by the accounting pronouncements, the LLC market prices and prices determined based on arm’s length negotiated transactions with a third party for fair value measurements of its non-financial assets.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011

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

As of December 31, 2010 the LLC had one floating-to-fixed interest rate swap that was designated and qualified as a cash flow hedge with a notional amount of $6,769,741. The interest rate swap was settled on July 5, 2011.

For this derivative, the LLC recorded the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and within the same line item on the statements of operations as the impact of the hedged transaction. For the years ended December 31, 2011, 2010 and 2009, no amounts were recorded for hedge ineffectiveness in earnings. At December 31, 2011 and 2010, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $0 and $154,000, respectively.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s balance sheet as of December 31, 2011 and 2010:

	Liability Derivatives
		December 31,
		2011	2010
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging
instruments:
Interest rate swaps	Derivative instrument	$-	$154,477

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011

(6)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the statements of operations for the years ended December 31, 2011 and 2010:

Year ended December 31, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Interest rate swaps	$(3,756)	Interest	$(157,276)

Year ended December 31, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Interest rate swaps	$(33,612)	Interest	$(451,423)

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

As of December 31, 2011 and 2010, the fair value of the derivative in a liability position was $0 and $154,477, respectively.

(7)	Accumulated Other Comprehensive Loss

AOCI included accumulated unrealized loss on the derivative financial instrument of $0 and $153,520 at December 31, 2011 and 2010, respectively.

Total comprehensive loss for the year ended December 31, 2011 was $20,979,680, which included: (i) net loss of $21,133,200 and (ii) a net change in unrealized loss on derivative financial instrument of $153,520. Total comprehensive income for the year ended December 31, 2010 was $3,147,459, which included: (i) net income of $2,729,648 and (ii) a net change in unrealized loss on derivative financial instrument of $417,811.

ICON Mayon, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011

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

(9)	Concentration of Risk

For the years ended December 31, 2011, 2010 and 2009 the LLC had one lessee that accounted for 100% of total rental income.

As of December 31, 2010, the LLC had one lease that accounted for 99% of the total assets.

As of December 31, 2010, the LLC had one lender that accounted for 91% of total liabilities.

(10)	Subsequent Event

In January 2012, Fund Twelve and Fund Ten provided the LLC with the liquidity required to satisfy all obligations outstanding at December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Ten, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 29, 2012

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

March 29, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Accounting and Financial Officer)

80