Form 10-Q
period 2012-03-31
ICON INCOME FUND TEN LLC
filed 2012-05-11
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2012

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 4, 2012 is 148,211.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	March 31,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$1,164,807	$6,171,596
Current portion of net investment in finance leases	2,416,344	183,913
Current portion of notes receivable	350,927	422,568
Other current assets	12,142	38,341

Total current assets	3,944,220	6,816,418

Non-current assets:
Net investment in finance leases, less current portion	38,195,278	39,832,259
Notes receivable, less current portion	-	20,097
Investments in joint ventures	8,037,209	8,378,185
Other non-current assets	25,129	25,717

Total non-current assets	46,257,616	48,256,258

Total Assets	$50,201,836	$55,072,676

Liabilities and Equity

Current liabilities:
Due to Manager and affiliates	$92,907	$111,615
Accrued expenses	83,975	162,530
Accrued tax liability	368,086	357,211
Other current liabilities	43,000	45,205

Total Liabilities	587,968	676,561

Commitments and contingencies (Note 8)

Equity:
Members' Equity:
Additional Members	50,529,273	55,278,766
Manager	(802,035)	(754,060)
Accumulated other comprehensive loss	(133,014)	(148,725)

Total Members' Equity	49,594,224	54,375,981

Noncontrolling Interests	19,644	20,134

Total Equity	49,613,868	54,396,115

Total Liabilities and Equity	$50,201,836	$55,072,676

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31,
	2012	2011
Revenue:
Rental income	$3,878	$160,197
Finance income	1,674,892	1,520,305
Servicing income	-	1,248,347
Loss from investments in joint ventures	(413,365)	(4,509,963)
Net gain on sales of equipment and unguaranteed residual values	-	588,889
Interest and other income	14,079	95,837

Total revenue	1,279,484	(896,388)

Expenses:
Management fees - Manager	109,611	125,094
Administrative expense reimbursements - Manager	99,178	167,363
General and administrative	312,328	1,943,538
Interest	135	6,348
Depreciation and amortization	590	402,508

Total expenses	521,842	2,644,851

Net income (loss)	757,642	(3,541,239)

Less: Net (loss) income attributable to noncontrolling interests	(490)	36,032

Net income (loss) attributable to Fund Ten	$758,132	$(3,577,271)

Net income (loss) attributable to Fund Ten allocable to:
Additional Members	$750,551	$(3,541,498)
Manager	7,581	(35,773)

	$758,132	$(3,577,271)

Comprehensive income (loss):
Net income (loss)	$757,642	$(3,541,239)
Change in valuation of derivative instruments	16,862	90,447
Currency translation adjustment	(1,151)	142,021

Total comprehensive income (loss)	773,353	(3,308,771)

Less: Comprehensive (loss) income attributable to noncontrolling interests	(490)	36,032

Comprehensive income (loss) attributable to Fund Ten	$773,843	$(3,344,803)

Weighted average number of additional
shares of limited liability company interests outstanding	148,211	148,211

Net income (loss) attributable to Fund Ten per weighted
average additional share of limited liability company interests	$5.06	$(23.89)

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional			Accumulated
	Shares of			Other	Total
	Limited Liability	Additional		Comprehensive	Members'	Noncontrolling	Total
	Company Interests	Members	Manager	(Loss) Income	Equity	Interests	Equity

Balance, December 31, 2011	148,211	$55,278,766	$(754,060)	$(148,725)	$54,375,981	$20,134	$54,396,115

Net income (loss)	-	750,551	7,581	-	758,132	(490)	757,642
Change in valuation of interest
rate swap contracts	-	-	-	16,862	16,862	-	16,862
Currency translation adjustments	-	-	-	(1,151)	(1,151)	-	(1,151)
Cash distributions	-	(5,500,044)	(55,556)	-	(5,555,600)	-	(5,555,600)

Balance, March 31, 2012	148,211	$50,529,273	$(802,035)	$(133,014)	$49,594,224	$19,644	$49,613,868

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$757,642	$(3,541,239)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Finance income	(1,674,892)	(1,520,305)
Loss from investments in joint ventures	413,365	4,509,963
Net gain on sales of equipment and unguaranteed residual values	-	(588,889)
Depreciation and amortization	590	402,508
Stock-based compensation expense	-	298,388
Loss on financial instruments	-	2,740
Changes in operating assets and liabilities:
Collection of finance leases	1,079,442	996,338
Service contracts receivable	-	45,699
Other assets, net	22,684	(174,714)
Due to Manager and affiliates	(18,708)	(54,332)
Accrued expenses	(78,555)	(35,833)
Other current liabilities	(2,205)	(155,976)
Distributions from joint ventures	-	363,440

Net cash provided by operating activities	499,363	547,788

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	-	1,125,243
Principal repayment on notes receivable	95,251	247,072
Investment in joint venture	(55,527)	-
Distributions received from joint ventures in excess of profits	-	568,060

Net cash provided by investing activities	39,724	1,940,375

Cash flows from financing activities:
Proceeds from sale of subsidiary shares	-	158,639
Cash distributions to members	(5,555,600)	(1,565,672)
Distributions to noncontrolling interests	-	(122,407)

Net cash used in financing activities	(5,555,600)	(1,529,440)

Effects of exchange rates on cash and cash equivalents	9,724	98,361

Net (decrease) increase in cash and cash equivalents	(5,006,789)	1,057,084
Cash and cash equivalents, beginning of the period	6,171,596	2,740,590

Cash and cash equivalents, end of the period	$1,164,807	$3,797,674

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
Supplemental disclosure of non-cash investing activities:
Transfer from investment in joint ventures to notes receivable	$-	$1,251,414

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(1)        Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Income Fund Ten, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the manager, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results for the interim period are not necessarily indicative of the results for the full year.

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

Net income attributable to the LLC per weighted average additional share of limited liability company interests (“Share”) outstanding is based upon the weighted average number of additional Shares outstanding during the year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the LLC on January 1, 2012. The adoption of these additional disclosures did not have a material effect on the LLC’s consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(1)        Basis of Presentation and Consolidation - continued

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the LLC on January 1, 2012. The adoption of this guidance did not have a material impact on the LLC’s consolidated financial statements, as it only required a change in the format of presentation.

(2)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2012	2011
Minimum rents receivable	$50,964,909	$52,044,351
Estimated residual values	7,300,000	7,300,000
Unearned income	(17,653,287)	(19,328,179)
Net investment in finance leases	40,611,622	40,016,172

Less: Current portion of net investment in finance leases	2,416,344	183,913

Net investment in finance leases, less current portion	$38,195,278	$39,832,259

Credit Quality of Direct Finance Leases and Allowance for Credit Losses

The Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers. A potential borrower’s credit is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

As the LLC’s direct finance leases are limited in number, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each lease as opposed to using portfolio based metrics and allowance for credit losses. Leases are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a lease becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the lease should be restructured. Material events would be specifically disclosed in the discussion of each lease held.

(3)	Notes Receivable

Effective January 1, 2011, the LLC exchanged its 12.25% ownership interest in a joint venture for notes receivable from Northern Capital Associates XIV, L.P. (“Northern Capital Associates”), which notes receivable were previously owned by the joint venture. As of January 1, 2011, the aggregate principal balance of the notes was approximately $1,237,000, and the notes bore interest at rates ranging from 9.47% to 9.895% per year. On May 2, 2012, Northern Capital Associates satisfied its remaining obligations in connection with the notes by making a payment of approximately $355,000.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(4)        Investments in Joint Ventures

   ICON Mayon, LLC

The LLC and ICON Leasing Fund Twelve, LLC, an entity also managed by the Manager (“Fund Twelve”) own ICON Mayon, LLC (“ICON Mayon”), with ownership interests of 49% and 51%, respectively. As a result of negotiations to remarket and ultimately dispose of certain vessels, the Manager reviewed the joint venture’s investment in the vessel subject to charter and determined that the net book value exceeded the fair value. As a result, during the three months ended March 31, 2011, the joint venture recognized an impairment charge of approximately $11,291,000, of which the LLC’s share of the impairment charge was approximately $5,532,000. On September 23, 2011, the joint venture sold the vessel for net proceeds of approximately $8,275,000 and satisfied the remaining third-party debt.

The results of operations of the joint venture are summarized below:

Three Months Ended March 31, 2011
Revenue	$1,549,555
Net loss	$(10,560,060)
LLC's share of net loss	$(5,155,603)

ICON Eagle Corona Holdings, LLC

On December 18, 2008, ICON Eagle Corona Holdings, LLC, a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, purchased an Aframax product tanker, the Eagle Corona, for $41,270,000, of which $28,000,000 was financed with non-recourse debt. The Eagle Corona is subject to an eighty-four month bareboat charter with AET, Inc. Limited, that expires on November 14, 2013.

Information as to the results of operations of ICON Corona Holdings is summarized below:

	Three Months Ended March 31,
	2012	2011
Revenue	$1,522,206	$1,522,206
Net (loss) income	$(544,868)	$421,204
LLC's share of net (loss) income	$(194,518)	$150,370

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

 (5)       Transactions with Related Parties

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

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2012	2011
ICON Capital Corp.	Manager	Management fees (1)	$109,611	$125,094
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	$99,178	$167,363

(1) Amount charged directly to operations.

At March 31, 2012, the LLC had a net obligation of $92,907 due to the Manager and affiliates, which consisted primarily of a net payable due to the Manager for administrative expense reimbursements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(6)        Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates of its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures.  The LLC does not hold or issue derivative financial instruments for purposes other than hedging.  Certain derivatives may not meet the criteria to be designated as accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive (loss) income (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

As of March 31, 2012, the LLC has interests through joint ventures in two floating-to-fixed interest rate swaps relating to ICON Eagle Corona Holdings, LLC and ICON Eagle Carina Holdings, LLC designated and qualifying as cash flow hedges with an aggregate notional amount of $22,691,811. These interest rate swaps mature November 14, 2013.

For these derivatives, the joint ventures record their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of loss from investments in joint ventures. During the three months ended March 31, 2012, the joint ventures recorded no hedge ineffectiveness in earnings.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(6)        Derivative Financial Instruments - continued

Designated Derivatives

The table below presents the effect of the LLC’s share of the joint ventures’ derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivatives	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(20,019)	Loss from investments in joint ventures	$(36,881)

Three Months Ended March 31, 2011

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized	Reclassified	Gain (Loss) Reclassified
	in AOCI on Derivatives	from AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(6,522)	Loss from investments in joint ventures	$(96,969)

At March 31, 2012, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps was approximately $133,000. During the three months ended March 31, 2012, the LLC recorded no hedge ineffectiveness in earnings.

During the twelve months ending March 31, 2013, the LLC estimates that approximately $102,000 will be reclassified from AOCI to loss from investments in joint ventures.

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

(7)        Accumulated Other Comprehensive Loss

AOCI includes accumulated loss on derivative financial instruments of joint ventures of approximately $133,000 at March 31, 2012, and accumulated loss on derivative financial instruments of joint ventures of approximately $150,000 and gain on currency translation adjustments of $1,151 at December 31, 2011.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(8)        Commitments and Contingencies

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

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions.

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we entered our liquidation period, during which, we have sold and will continue to sell our assets in the normal course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

Subsequent Event

On May 2, 2012, Northern Capital Associates satisfied its remaining obligations in connection with the notes receivable by making a payment of approximately $355,000.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Revenue for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended March 31,
	2012	2011	Change
Rental income	$3,878	$160,197	$(156,319)
Finance income	1,674,892	1,520,305	154,587
Servicing income	-	1,248,347	(1,248,347)
Loss from investments in joint ventures	(413,365)	(4,509,963)	4,096,598
Net gain on sales of equipment and unguaranteed residual values	-	588,889	(588,889)
Interest and other income	14,079	95,837	(81,758)

Total revenue	$1,279,484	$(896,388)	$2,175,872

Total revenue for the 2012 Quarter increased $2,175,872, or 242.7%, as compared to the 2011 Quarter. The increase in total revenue was primarily due to the loss in the 2011 Quarter from investments in joint ventures from our 49% ownership interest in ICON Mayon, which recognized an impairment loss of approximately $11,291,000, of which our share was approximately $5,532,000.  This increase was partially offset by a decrease in servicing income as a result of the sale of Pretel Group Limited (“Pretel”) in December 2011.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended March 31,
	2012	2011	Change
Management fees - Manager	$109,611	$125,094	$(15,483)
Administrative expense reimbursements - Manager	99,178	167,363	(68,185)
General and administrative	312,328	1,943,538	(1,631,210)
Interest	135	6,348	(6,213)
Depreciation and amortization	590	402,508	(401,918)

Total expenses	$521,842	$2,644,851	$(2,123,009)

Total expenses for the 2012 Quarter decreased $2,123,009, or 80.3%, as compared to the 2011 Quarter. General and administrative expense and depreciation and amortization expense decreased as a result of the sale of Pretel in December 2011.

Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $36,522, from income of $36,032 in the 2011 Quarter to a loss of $490 in the 2012 Quarter.  This decrease was primarily attributable to the sale of assets on lease to Global Crossing Telecommunications, Inc., as well as the sale of Pretel.

Net Income (Loss) Attributable to Fund Ten

As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Quarter and the 2011 Quarter was $758,132 and ($3,577,271), respectively.  Net income (loss) attributable to us per weighted average additional Share outstanding for the 2012 Quarter and the 2011 Quarter was $5.06 and ($23.89), respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $4,870,840, from $55,072,676 at December 31, 2011 to $50,201,836 at March 31, 2012. The decrease was primarily due to the cash distributions made to the members in the 2012 Quarter.

Current Assets

Current assets decreased $2,872,198, from $6,816,418 at December 31, 2011 to $3,944,220 at March 31, 2012.  The decrease was primarily due to the cash distributions made to our members in the 2012 Quarter. The decrease was partially offset by the increase in the current portion of the net investment in finance lease resulting from the scheduled change in charter payments due pursuant to our bareboat charters on two vessels, the M/V China Star and the M/V Dubai Star.

Equity

Equity decreased $4,782,247, from $54,396,115 at December 31, 2011 to $49,613,868 at March 31, 2012. The decrease was primarily the result of distributions paid to our members, which was partially offset by net income in the 2012 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $1,164,807 and $6,171,596, respectively.  During our operating period, which ended on April 30, 2010, our main sources of cash were the collection of rental payments pursuant to our non-leveraged operating and finance leases and proceeds from sales of equipment. Our main uses of cash during our operating period were investing in equipment and leasing it to third parties and distributions to our members. During our liquidation period, which we entered on May 1, 2010, our main sources of liquidity remain the same and our main use of liquidity is distributions to our members.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $48,425, from $547,788 in the 2011 Quarter to $499,363 in the 2012 Quarter. The decrease was primarily due to the termination of four leases and the sale of Pretel during the year ended December 31, 2011. The decrease was partially offset by the continued reduction of expenses paid in the 2012 Quarter as compared to the 2011 Quarter as a result of being in our liquidation period.

Investing Activities

Cash provided by investing activities decreased $1,900,651, from $1,940,375 in the 2011 Quarter to $39,724 in the 2012 Quarter.  The decrease was primarily due to there being no sales of equipment and unguaranteed residual values in the 2012 Quarter, which generated cash in the 2011 Quarter, and the decrease in distributions received from joint ventures in excess of profits in the 2012 Quarter as compared to the 2011 Quarter.

Financing Activities

Cash used in financing activities increased $4,026,160, from $1,529,440 in the 2011 Quarter to $5,555,600 in the 2012 Quarter.  The change was primarily due to an increase in cash distributions to members in the 2012 Quarter as compared to the 2011 Quarter.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each additional member’s admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental and other income from our investments. We paid distributions to our Manager, additional members and noncontrolling interests of $55,556, $5,500,044 and $0, respectively, during the 2012 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2012, we had no debt obligations.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any Shares during the three months ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

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

May 11, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Accounting and Financial Officer)

20