Form 10-Q
period 2012-06-30
ICON INCOME FUND TEN LLC
filed 2012-08-09
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2012

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 6, 2012 is 148,211.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	June 30, 2012	December 31,
	(unaudited)	2011
Current assets:
Cash and cash equivalents	$1,178,426	$6,171,596
Current portion of net investment in finance leases	4,990,607	183,913
Current portion of notes receivable	-	422,568
Other current assets	9,753	38,341

Total current assets	6,178,786	6,816,418

Non-current assets:
Net investment in finance leases, less current portion	36,241,974	39,832,259
Notes receivable, less current portion	-	20,097
Investments in joint ventures	7,724,759	8,378,185
Other non-current assets	24,252	25,717

Total non-current assets	43,990,985	48,256,258

Total Assets	$50,169,771	$55,072,676

Liabilities and Equity

Current liabilities:
Due to Manager and affiliates	$87,978	$111,615
Accrued expenses	94,888	162,530
Accrued tax liability	360,977	357,211
Other current liabilities	43,000	45,205

Total Liabilities	586,843	676,561

Commitments and contingencies (Note 8)

Equity:
Members' Equity:
Additional Members	50,469,074	55,278,766
Manager	(802,644)	(754,060)
Accumulated other comprehensive loss	(103,146)	(148,725)

Total Members' Equity	49,563,284	54,375,981

Noncontrolling Interests	19,644	20,134

Total Equity	49,582,928	54,396,115

Total Liabilities and Equity	$50,169,771	$55,072,676

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Rental income	$1,066	$133,394	$4,944	$293,591
Finance income	1,700,401	1,567,503	3,375,293	3,087,808
Servicing income	-	1,203,051	-	2,451,398
Loss from investments in joint ventures	(342,323)	(4,449,584)	(755,688)	(8,959,547)
Net gain on sales of equipment and unguaranteed residual values	-	209,858	-	798,747
Interest and other income	10,063	88,303	24,142	184,140

Total revenue	1,369,207	(1,247,475)	2,648,691	(2,143,863)

Expenses:
Management fees - Manager	114,605	144,496	224,216	269,590
Administrative expense reimbursements - Manager	174,310	285,607	273,488	452,970
General and administrative	280,246	1,770,355	592,574	3,713,893
Interest	2,258	3,708	2,393	10,056
Depreciation and amortization	-	389,427	590	791,935

Total expenses	571,419	2,593,593	1,093,261	5,238,444

Net income (loss)	797,788	(3,841,068)	1,555,430	(7,382,307)

Less: Net loss attributable to noncontrolling interests	-	(55,803)	(490)	(19,771)

Net income (loss) attributable to Fund Ten	$797,788	$(3,785,265)	$1,555,920	$(7,362,536)

Net income (loss) attributable to Fund Ten allocable to:
Additional Members	$789,811	$(3,747,412)	$1,540,360	$(7,288,911)
Manager	7,977	(37,853)	15,560	(73,625)

	$797,788	$(3,785,265)	$1,555,920	$(7,362,536)

Comprehensive income (loss):
Net income (loss)	$797,788	$(3,841,068)	$1,555,430	$(7,382,307)
Change in valuation of derivative financial instruments	29,868	14,334	46,730	104,781
Currency translation adjustments	-	(30,761)	(1,151)	111,260

Total comprehensive income (loss)	827,656	(3,857,495)	1,601,009	(7,166,266)

Less: Comprehensive (loss) income attributable to noncontrolling interests	-	(27,988)	(490)	8,044

Comprehensive income (loss) attributable to Fund Ten	$827,656	$(3,829,507)	$1,601,499	$(7,174,310)

Weighted average number of additional
shares of limited liability company interests outstanding	148,211	148,211	148,211	148,211

Net income (loss) attributable to Fund Ten per weighted average
additional share of limited liability company interests outstanding	$5.33	$(25.28)	$10.39	$(49.18)

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
				Accumulated
				Other	Total
	Additional	Additional		Comprehensive	Members'	Noncontrolling	Total
	Member Shares	Members	Manager	(Loss) Income	Equity	Interests	Equity

Balance, December 31, 2011	148,211	$55,278,766	$(754,060)	$(148,725)	$54,375,981	$20,134	$54,396,115

Net income (loss)	-	750,551	7,581	-	758,132	(490)	757,642
Change in valuation of
derivative financial instruments	-	-	-	16,862	16,862	-	16,862
Currency translation adjustments	-	-	-	(1,151)	(1,151)	-	(1,151)
Cash distributions	-	(5,500,044)	(55,556)	-	(5,555,600)	-	(5,555,600)

Balance, March 31, 2012 (unaudited)	148,211	50,529,273	(802,035)	(133,014)	49,594,224	19,644	49,613,868

Net income	-	789,811	7,977	-	797,788	-	797,788
Change in valuation of
derivative financial instruments	-	-	-	29,868	29,868	-	29,868
Cash distributions	-	(850,010)	(8,586)	-	(858,596)	-	(858,596)

Balance, June 30, 2012 (unaudited)	148,211	$50,469,074	$(802,644)	$(103,146)	$49,563,284	$19,644	$49,582,928

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,555,430	$(7,382,307)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Finance income	(3,375,293)	(3,087,808)
Loss from investments in joint ventures	755,688	8,959,547
Net gain on sales of equipment and unguaranteed residual values	-	(798,747)
Depreciation and amortization	590	791,935
Stock-based compensation	-	604,838
Loss on financial instruments	-	6,406
Changes in operating assets and liabilities:
Collection of finance leases	2,158,884	1,509,963
Service contracts receivable	-	226,195
Other assets, net	24,478	(472,183)
Due to Manager and affiliates	(23,637)	(34,382)
Accrued expenses	(67,642)	(168,043)
Other current liabilities	1,561	119,278
Distributions from joint ventures	-	333,917

Net cash provided by operating activities	1,030,059	608,609

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	-	1,529,421
Principal repayment on notes receivable	446,499	465,822
Investments in joint ventures	(55,532)	(10,286)
Distributions received from joint ventures in excess of profits	-	597,583

Net cash provided by investing activities	390,967	2,582,540

Cash flows from financing activities:
Proceeds from sale of subsidiary shares	-	158,638
Cash distributions to members	(6,414,196)	(2,121,234)
Distributions to noncontrolling interests	-	(597,758)

Net cash used in financing activities	(6,414,196)	(2,560,354)

Effects of exchange rates on cash and cash equivalents	-	(11,869)

Net (decrease) increase in cash and cash equivalents	(4,993,170)	618,926
Cash and cash equivalents, beginning of the period	6,171,596	2,740,590

Cash and cash equivalents, end of the period	$1,178,426	$3,359,516

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of non-cash investing activities:
Transfer from investments in joint ventures to notes receivable	$ -	$ 1,251,414

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the LLC on January 1, 2012. The adoption of these additional disclosures did not have a material impact on the LLC’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the LLC on January 1, 2012. The adoption of this guidance did not have a material impact on the LLC’s consolidated financial statements, as it only required a change in the format of presentation.

(2)         Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2012	2011
Minimum rents receivable	$49,885,467	$52,044,351
Estimated residual values	7,300,000	7,300,000
Unearned income	(15,952,886)	(19,328,179)
Net investment in finance leases	41,232,581	40,016,172

Less: Current portion of net investment in finance leases	4,990,607	183,913

Net investment in finance leases, less current portion	$36,241,974	$39,832,259

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(2)         Net Investment in Finance Leases - continued

Credit Quality of Direct Finance Leases and Allowance for Credit Losses

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the LLC’s direct finance leases are limited in number, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each lease as opposed to using portfolio based metrics and allowance for credit losses. Leases are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a lease becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or whether the lease should be restructured. Material events would be specifically disclosed in the discussion of each lease held.

(3)         Notes Receivable

Effective January 1, 2011, the LLC exchanged its 12.25% ownership interest in a joint venture for notes receivable from Northern Capital Associates XIV, L.P. (“Northern Capital Associates”), which notes receivable were previously owned by the joint venture. As of January 1, 2011, the aggregate principal balance of the notes was approximately $1,237,000, and the notes earned interest at rates ranging from 9.47% to 9.895% per year. On May 2, 2012, Northern Capital Associates satisfied its remaining obligations in connection with certain notes by making a payment of approximately $355,000. No material gain or loss was recorded as a result of this transaction.

(4)         Investments in Joint Ventures

   ICON Mayon, LLC

On June 26, 2007, the LLC and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) formed a joint venture, with ownership interests of 49% and 51%, respectively. The joint venture purchased a 98,507 deadweight ton Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”), which was bareboat chartered back to Teekay for a term of 48 months. As a result of negotiations to remarket certain vessels during the three months ended March 31, 2011, the Manager reviewed the LLC’s investment in the joint venture and determined that the net book value of the vessel under lease exceeded the fair value. As a result, during the three months ended March 31, 2011, the joint venture recognized an impairment charge of approximately $11,291,000, of which the LLC’s share was approximately $5,532,000. Subsequent to June 30, 2011, the Manager terminated efforts to remarket the Mayon Spirit. As a result, the Manager modified the exit strategy related to the investment in the vessel and the joint venture recognized an additional impairment charge of approximately $10,568,000 during the three months ended June 30, 2011, of which the LLC’s share was approximately $5,178,000. On September 23, 2011, the joint venture sold the vessel for net proceeds of approximately $8,275,000 and satisfied the remaining related third-party debt.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(4)         Investments in Joint Ventures - continued

Information as to the results of operations of ICON Mayon, LLC is summarized below:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$1,549,555	$3,099,111
Net loss	$(9,662,841)	$(20,222,901)
LLC's share of net loss	$(4,715,966)	$(9,871,569)

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

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2012	2011	2012	2011
ICON Capital Corp.	Manager	Management fees (1)	$114,605	$144,496	$224,216	$269,590
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	174,310	285,607	273,488	452,970
Total			$288,915	$430,103	$497,704	$722,560
(1) Amount charged directly to operations.

At June 30, 2012, the LLC had a net obligation of $87,978 due to the Manager and affiliates, which consisted primarily of a net payable due to the Manager for administrative expense reimbursements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
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

The LLC recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income/(loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt.  The LLC’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount.

Designated Derivatives

As of June 30, 2012, the LLC has interests through joint ventures in two floating-to-fixed interest rate swaps relating to ICON Eagle Corona Holdings, LLC and ICON Eagle Carina Holdings, LLC designated and qualifying as cash flow hedges with an aggregate notional amount of $20,046,205. These interest rate swaps mature on November 14, 2013.

For these derivatives, the joint ventures record their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of loss from investments in joint ventures. During the three and six months ended June 30, 2012, the joint ventures recorded no hedge ineffectiveness in earnings.

During the twelve months ending June 30, 2013, the LLC estimates that approximately $90,000 will be reclassified from AOCI to loss from investments in joint ventures.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(6)           Derivative Financial Instruments - continued

The tables below present the effect of the LLC’s share of the joint ventures’ derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012

	Amount of Gain/(Loss)	Location of Gain/(Loss)
	Recognized in	Reclassified from	Gain/(Loss) Reclassified
	AOCI on Derivatives	AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(2,773)	Loss from investments in joint ventures	$(32,641)

Six Months Ended June 30, 2012

	Amount of Gain/(Loss)	Location of Gain/(Loss)
	Recognized in	Reclassified from	Gain/(Loss) Reclassified
	AOCI on Derivatives	AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(22,793)	Loss from investments in joint ventures	$(69,523)

Three Months Ended June 30, 2011

	Amount of Gain/(Loss)	Location of Gain/(Loss)
	Recognized in	Reclassified from	Gain/(Loss) Reclassified
	AOCI on Derivatives	AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(70,835)	Loss from investments in joint ventures	$(85,169)

Six Months Ended June 30, 2011

	Amount of Gain/(Loss)	Location of Gain/(Loss)
	Recognized in	Reclassified from	Gain/(Loss) Reclassified
	AOCI on Derivatives	AOCI into Income	from AOCI into Income
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swaps	$(77,358)	Loss from investments in joint ventures	$(182,139)

At June 30, 2012, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps was approximately $103,000. During the three and six months ended June 30, 2012, the LLC recorded no hedge ineffectiveness in earnings.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(6)        Derivative Financial Instruments - continued

Derivative Risks

       The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties.  The LLC does not require collateral or other security in relation to derivative financial instruments.  Since it is the LLC’s policy to enter into derivative contracts only with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

(7)         Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments of joint ventures of approximately $103,000 at June 30, 2012, and accumulated unrealized losses on derivative financial instruments of joint ventures of approximately $150,000 and accumulated unrealized gains on currency translation adjustments of $1,151 at December 31, 2011.

(8)         Commitments and Contingencies

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition or results of operations of the LLC taken as a whole.

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

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operated as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  We primarily engaged in the business of purchasing equipment and leasing or servicing it to third parties, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases were acquired for cash and provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipated that the future value of the leased equipment would exceed the cash portion of the purchase price.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions.

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we entered our liquidation period, during which we have sold and will continue to sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

Notes Receivable

On May 2, 2012, Northern Capital Associates satisfied its remaining obligations in connection with certain notes receivable by making a payment of approximately $355,000. No material gain or loss was recorded as a result of this transaction.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had a significant impact on our consolidated financial statements as of June 30, 2012. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Revenue for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change
Rental income	$1,066	$133,394	$(132,328)
Finance income	1,700,401	1,567,503	132,898
Servicing income	-	1,203,051	(1,203,051)
Loss from investments in joint ventures	(342,323)	(4,449,584)	4,107,261
Net gain on sales of equipment and unguaranteed residual values	-	209,858	(209,858)
Interest and other income	10,063	88,303	(78,240)
`
Total revenue	$1,369,207	$(1,247,475)	$2,616,682

Total revenue for the 2012 Quarter increased $2,616,682 as compared to the 2011 Quarter. The increase in total revenue was primarily due to a more significant loss in the 2011 Quarter as compared to the 2012 Quarter from investments in joint ventures from our 49% ownership interest in ICON Mayon, LLC, which recognized an impairment loss of approximately $10,568,000, of which our share was approximately $5,178,000.  This increase was partially offset by a decrease in servicing income as a result of the sale of Pretel Group Limited (“Pretel”) in December 2011.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change
Management fees - Manager	$114,605	$144,496	$(29,891)
Administrative expense reimbursements - Manager	174,310	285,607	(111,297)
General and administrative	280,246	1,770,355	(1,490,109)
Interest	2,258	3,708	(1,450)
Depreciation and amortization	-	389,427	(389,427)

Total expenses	$571,419	$2,593,593	$(2,022,174)

Total expenses for the 2012 Quarter decreased $2,022,174, or 78.0%, as compared to the 2011 Quarter. General and administrative expense and depreciation and amortization expense decreased as a result of the sale of Pretel in December 2011.

Noncontrolling Interests

There were no amounts attributable to noncontrolling interests in the 2012 Quarter as compared to a loss of $55,803 in the 2011 Quarter as a result of the sale of Pretel in 2011.

Net Income (Loss) Attributable to Fund Ten

As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Quarter and the 2011 Quarter was $797,788 and ($3,785,265), respectively.  Net income (loss) attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2012 Quarter and the 2011 Quarter was $5.33 and ($25.28), respectively.

Results of Operations for the Six Months Ended June 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”)

Revenue for the 2012 Period and the 2011 Period is summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change
Rental income	$4,944	$293,591	$(288,647)
Finance income	3,375,293	3,087,808	287,485
Servicing income	-	2,451,398	(2,451,398)
Loss from investments in joint ventures	(755,688)	(8,959,547)	8,203,859
Net gain on sales of equipment and unguaranteed residual values	-	798,747	(798,747)
Interest and other income	24,142	184,140	(159,998)

Total revenue	$2,648,691	$(2,143,863)	$4,792,554

Total revenue for the 2012 Period increased $4,792,554 as compared to the 2011 Period. The increase in total revenue was primarily due to a more significant loss in the 2011 Period as compared to the 2012 Period from investments in joint ventures from our 49% ownership interest in ICON Mayon, LLC, which recognized an impairment loss of approximately $21,858,000, of which our share was approximately $10,710,000.  This increase was partially offset by the elimination of all servicing income and net gain on sales of leased equipment and unguaranteed residual values during the 2012 Period, primarily as a result of the sale of Pretel in December 2011.

Expenses for the 2012 Period and the 2011 Period are summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change
Management fees - Manager	$224,216	$269,590	$(45,374)
Administrative expense reimbursements - Manager	273,488	452,970	(179,482)
General and administrative	592,574	3,713,893	(3,121,319)
Interest	2,393	10,056	(7,663)
Depreciation and amortization	590	791,935	(791,345)

Total expenses	$1,093,261	$5,238,444	$(4,145,183)

Total expenses for the 2012 Period decreased $4,145,183, or 79.1%, as compared to the 2011 Period. General and administrative expense and depreciation and amortization expense decreased as a result of the sale of Pretel in December 2011.

Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $19,281, from a loss of $19,771 in the 2011 Period to a loss of $490 in the 2012 Period.  This decrease was primarily attributable to the sale of assets on lease to Global Crossing Telecommunications, Inc., as well as the sale of Pretel.

Net Income (Loss) Attributable to Fund Ten

As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Period and the 2011 Period was $1,555,920 and ($7,362,536), respectively.  Net income (loss) attributable to us per weighted average additional Share outstanding for the 2012 Period and the 2011 Period was $10.39 and ($49.18), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $4,902,905, from $55,072,676 at December 31, 2011 to $50,169,771 at June 30, 2012. The decrease was primarily due to cash distributions made to our members in the 2012 Period.

Current Assets

Current assets decreased $637,632, from $6,816,418 at December 31, 2011 to $6,178,786 at June 30, 2012.  The decrease was primarily due to cash distributions made to our members in the 2012 Period. The decrease was partially offset by the increase in the current portion of the net investment in finance lease resulting from the scheduled change in charter payments due pursuant to the bareboat charters on two of our vessels, the M/V China Star and the M/V Dubai Star.

Equity

Equity decreased $4,813,187, from $54,396,115 at December 31, 2011 to $49,582,928 at June 30, 2012. The decrease was primarily the result of cash distributions paid to our members, which was partially offset by net income in the 2012 Period.

Liquidity and Capital Resources

Summary

At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $1,178,426 and $6,171,596, respectively.  During our operating period, which ended on April 30, 2010, our main sources of cash were the collection of rental payments pursuant to our non-leveraged operating and finance leases and proceeds from sales of equipment. Our main uses of cash during our operating period were investing in equipment and leasing it to third parties and distributions to our members. During our liquidation period, which we entered on May 1, 2010, our main sources of cash remain the same and our main use of cash is distributions to our members.

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

Cash Flows

Operating Activities

Cash provided by operating activities increased $421,450, from $608,609 in the 2011 Period to $1,030,059 in the 2012 Period.  The increase was primarily due to the continued reduction of expenses paid in the 2012 Period as compared to the 2011 Period as a result of being in our liquidation period. The increase was partially offset by the termination of two leases held by joint ventures and the sale of Pretel during the year ended December 31, 2011.

Investing Activities

Cash provided by investing activities decreased $2,191,573, from $2,582,540 in the 2011 Period to $390,967 in the 2012 Period.  The decrease was primarily due to there being no sales of equipment or unguaranteed residual values in the 2012 Period and a decrease in the amount of distributions received from joint ventures in excess of profits in the 2012 Period as compared to the 2011 Period.

Financing Activities

Cash used in financing activities increased $3,853,842, from $2,560,354 in the 2011 Period to $6,414,196 in the 2012 Period.  The change was primarily due to an increase in the amount of cash distributions to members in the 2012 Period as compared to the 2011 Period. The increase was partially offset by the elimination of distributions to noncontrolling interests following the sale of Pretel during the year ended December 31, 2011.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members starting with the first month after each additional member’s admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental and other income from our investments. We paid distributions to our Manager and additional members of $64,142 and $6,350,054, respectively, during the 2012 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2012, we had no debt obligations.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or redeem any Shares during the three months ended June 30, 2012.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

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

August 8, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Financial and Accounting Officer)

20