Form 10-Q
period 2012-09-30
ICON INCOME FUND TEN LLC
filed 2012-11-13
CIK 1220606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2012

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number:_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

 ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☑  No

Number of outstanding shares of limited liability company interests of the registrant on November 7, 2012 is 148,211.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
	Assets
Current assets:
Cash and cash equivalents	$904,740	$6,171,596
Current portion of net investment in finance leases	7,702,045	183,913
Current portion of notes receivable	-	422,568
Other current assets	18,172	38,341
Total current assets	8,624,957	6,816,418
Non-current assets:
Net investment in finance leases, less current portion	34,165,729	39,832,259
Notes receivable, less current portion	-	20,097
Investments in joint ventures	7,402,415	8,378,185
Other non-current assets	24,799	25,717
Total non-current assets	41,592,943	48,256,258
Total assets	$50,217,900	$55,072,676

	Liabilities and Equity
Current liabilities:
Due to Manager and affiliates	$-	$111,615
Accrued expenses	74,953	162,530
Accrued tax liability	371,603	357,211
Other current liabilities	43,000	45,205
Total liabilities	489,556	676,561
Commitments and contingencies (Note 8)
Equity:
Members’ equity:
Additional members	50,589,183	55,278,766
Manager	(801,431)	(754,060)
Accumulated other comprehensive loss	(82,301)	(148,725)
Total members’ equity	49,705,451	54,375,981
Noncontrolling interests	22,893	20,134
Total equity	49,728,344	54,396,115
Total liabilities and equity	$50,217,900	$55,072,676

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue and other income:
Rental income	$-	$125,140	$4,944	$418,731
Finance income	1,726,497	1,617,892	5,101,790	4,705,700
Servicing income	-	1,139,138	-	3,590,536
Loss from investments in joint ventures	(343,189)	(184,350)	(1,098,877)	(9,143,897)
Net gain on sales of equipment and unguaranteed residual values	-	2,468	-	801,215
Interest and other income	(13,275)	146,698	10,867	330,838
Total revenue and other income	1,370,033	2,846,986	4,018,724	703,123
Expenses:
Management fees	-	79,847	224,216	349,437
Administrative expense reimbursements	-	165,810	273,488	618,780
General and administrative	184,840	1,721,898	779,807	5,445,847
Impairment loss	-	23,393	-	23,393
Depreciation and amortization	-	370,022	590	1,161,957
Total expenses	184,840	2,360,970	1,278,101	7,599,414
Net income (loss)	1,185,193	486,016	2,740,623	(6,896,291)
Less: net income (loss) attributable to noncontrolling interests	3,249	(49,853)	2,759	(69,624)
Net income (loss) attributable to Fund Ten	$1,181,944	$535,869	$2,737,864	$(6,826,667)
Net income (loss) attributable to Fund Ten allocable to:
Additional members	$1,170,125	$530,510	$2,710,487	$(6,758,400)
Manager	11,819	5,359	27,377	(68,267)
	$1,181,944	$535,869	$2,737,864	$(6,826,667)
Comprehensive income (loss):
Net income (loss)	$1,185,193	$486,016	$2,740,623	$(6,896,291)
Change in fair value of derivative financial instruments	20,845	35,116	67,575	139,897
Currency translation adjustments	-	(60,950)	(1,151)	50,310
Total comprehensive income (loss)	1,206,038	460,182	2,807,047	(6,706,084)
Less: comprehensive income (loss) attributable to
noncontrolling interests	3,249	(65,091)	2,759	(57,047)
Comprehensive income (loss) attributable to Fund Ten	$1,202,789	$525,273	$2,804,288	$(6,649,037)
Weighted average number of additional shares of limited
liability company interests outstanding	148,211	148,211	148,211	148,211
Net income (loss) attributable to Fund Ten per weighted average
additional share of limited liability company interests outstanding	$7.89	$3.58	$18.29	$(45.60)

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Accumulated Other Comprehensive (Loss) Income	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	148,211	$55,278,766	$(754,060)	$(148,725)	$54,375,981	$20,134	$54,396,115
Net income (loss)	-	750,551	7,581	-	758,132	(490)	757,642
Change in fair value of derivative financial instruments	-	-	-	16,862	16,862	-	16,862
Currency translation adjustments	-	-	-	(1,151)	(1,151)	-	(1,151)
Cash distributions	-	(5,500,044)	(55,556)	-	(5,555,600)	-	(5,555,600)
Balance, March 31, 2012 (unaudited)	148,211	50,529,273	(802,035)	(133,014)	49,594,224	19,644	49,613,868
Net income	-	789,811	7,977	-	797,788	-	797,788
Change in fair value of derivative financial instruments	-	-	-	29,868	29,868	-	29,868
Cash distributions	-	(850,010)	(8,586)	-	(858,596)	-	(858,596)
Balance, June 30, 2012 (unaudited)	148,211	50,469,074	(802,644)	(103,146)	49,563,284	19,644	49,582,928
Net income	-	1,170,125	11,819	-	1,181,944	3,249	1,185,193
Change in fair value of derivative financial instruments	-	-	-	20,845	20,845	-	20,845
Cash distributions	-	(1,050,016)	(10,606)	-	(1,060,622)	-	(1,060,622)
Balance, September 30, 2012 (unaudited)	148,211	$50,589,183	$(801,431)	$(82,301)	$49,705,451	$22,893	$49,728,344

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,740,623	$(6,896,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(5,101,790)	(4,705,700)
Loss from investments in joint ventures	1,098,877	9,143,897
Depreciation and amortization	590	1,161,957
Impairment loss	–	23,393
Net gain on sales of equipment and unguaranteed residual values	–	(801,215)
Loss on financial instruments	–	70,669
Stock-based compensation	–	906,862
Changes in operating assets and liabilities:
Collection of finance leases	3,250,188	1,766,773
Service contracts receivable	–	246,225
Distributions from joint ventures	–	333,363
Other assets, net	20,376	(957,926)
Due to Manager and affiliates, net	(116,479)	32,159
Accrued expenses	(87,577)	(153,719)
Other current liabilities	12,187	(42,627)
Net cash provided by operating activities	1,816,995	127,820
Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	–	2,118,652
Investments in joint ventures	(55,532)	(8,158)
Distributions received from joint ventures in excess of profits	–	1,958,651
Principal repayment on notes receivable	446,499	646,206
Net cash provided by investing activities	390,967	4,715,351
Cash flows from financing activities:
Proceeds from sales of subsidiary shares	–	158,639
Distributions to noncontrolling interests	–	(597,758)
Cash distributions to members	(7,474,818)	(2,474,772)
Net cash used in financing activities	(7,474,818)	(2,913,891)
Effects of exchange rates on cash and cash equivalents	–	(12,738)
Net (decrease) increase in cash and cash equivalents	(5,266,856)	1,916,542
Cash and cash equivalents, beginning of period	6,171,596	2,740,590
Cash and cash equivalents, end of period	$904,740	$4,657,132
Supplemental disclosure of non-cash investing activities:
Transfer from investments in joint ventures to notes receivable	$–	$1,251,414

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(1)        Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Income Fund Ten, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the manager of the LLC, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results for the interim period are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new pronouncement also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the LLC on January 1, 2012 and did not have a material impact on the LLC’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements. The new pronouncement removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the LLC on January 1, 2012 and did not have a material impact on the LLC’s consolidated financial statements, as it only required a change in the format of presentation.

(2)         Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2012	2011
Minimum rents receivable	$48,794,163	$52,044,351
Estimated residual values	7,300,000	7,300,000
Unearned income	(14,226,389)	(19,328,179)
Net investment in finance leases	41,867,774	40,016,172
Less: current portion of net investment in finance leases	7,702,045	183,913
Net investment in finance leases, less current portion	$34,165,729	$39,832,259

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Credit Quality of Direct Finance Leases and Credit Loss Reserve

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the LLC’s direct finance leases are limited in number, the LLC is able to estimate the credit loss reserve based on a detailed analysis of each lease as opposed to using portfolio based metrics and credit loss reserve. Leases are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a lease becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a credit loss reserve should be established or whether the lease should be restructured. Material events would be specifically disclosed in the discussion of each lease held.

(3)        Notes Receivable

Effective January 1, 2011, the LLC exchanged its 12.25% ownership interest in a joint venture for notes receivable from Northern Capital Associates XIV, L.P. (“Northern Capital Associates”), which notes receivable were previously owned by the joint venture. As of January 1, 2011, the aggregate principal balance of the notes was approximately $1,237,000, and the notes earned interest at rates ranging from 9.47% to 9.895% per year. On May 2, 2012, Northern Capital Associates satisfied its remaining obligations in connection with these notes by making a payment of approximately $355,000. No material gain or loss was recorded as a result of this transaction.

(4)        Investments in Joint Ventures

ICON Mayon, LLC

On June 26, 2007, the LLC and ICON Leasing Fund Twelve, LLC, an affiliate of the Manager (“Fund Twelve”), formed a joint venture with ownership interests of 49% and 51%, respectively. The joint venture purchased a 98,507 deadweight ton Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”), which was bareboat chartered back to Teekay for a term of 48 months. As a result of negotiations to remarket and ultimately dispose of certain vessels, the Manager reviewed the LLC’s investment in the joint venture and determined that the net book value of the vessel under lease exceeded the fair value. As a result, during the nine months ended September 30, 2011, the joint venture recognized impairment charges of approximately $21,858,000, of which the LLC’s share was approximately $10,710,000. On September 23, 2011, the joint venture sold the vessel for net proceeds of approximately $8,275,000 and satisfied the remaining third-party debt.

Information as to the results of operations of ICON Mayon, LLC is summarized below:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$761,164	$3,860,275
Net loss	$(984,444)	$(21,207,345)
LLC’s share of net loss	$(477,566)	$(10,349,136)

(5)        Transactions with Related Parties

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

September 30, 2012

(unaudited)

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

During the three months ended September 30, 2012, the Manager suspended the collection of management fees and administrative expense reimbursements of approximately $108,000 and $90,000, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,

Entity	Capacity	Description	2012	2011	2012	2011
ICON Capital Corp.	Manager	Management fees (1)	$-	$79,847	$224,216	$349,437
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	-	165,810	273,488	618,780
			$-	$245,657	$497,704	$968,217

(1) Amount charged directly to operations.

At September 30, 2012 and December 31, 2011, the LLC had a net payable of $0 and $111,615, respectively, due to the Manager and its affiliates that primarily consisted of administrative expense reimbursements.

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

September 30, 2012

(unaudited)

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

Designated Derivatives

As of September 30, 2012, the LLC has interests through joint ventures in two floating-to-fixed interest rate swaps relating to ICON Eagle Corona Holdings, LLC and ICON Eagle Carina Holdings, LLC designated and qualifying as cash flow hedges with an aggregate notional amount of $17,378,965. These interest rate swaps mature on November 14, 2013.

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

During the twelve months ending September 30, 2013, the LLC estimates that approximately $79,000 will be reclassified from AOCI to loss from investments in joint ventures.

The tables below present the effect of the LLC’s share of the joint ventures’ derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011:

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Period	Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Three Months Ended September 30, 2012	Interest rate swaps	$(8,648)	Loss from investments in joint ventures	$(29,493)

Nine Months Ended September 30, 2012	Interest rate swaps	$(31,441)	Loss from investments in joint ventures	$(99,016)

Three Months Ended September 30, 2011	Interest rate swaps	$(22,575)	Loss from investments in joint ventures	$(57,691)

Nine Months Ended September 30, 2011	Interest rate swaps	$(99,933)	Loss from investments in joint ventures	$(239,830)

At September 30, 2012, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps was approximately $82,000. During the three and nine months ended September 30, 2012, the LLC recorded no hedge ineffectiveness in earnings.

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

(7)        Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments of joint ventures of approximately $82,000 at September 30, 2012, and accumulated unrealized losses on derivative financial instruments of joint ventures of approximately $150,000 and accumulated unrealized gains on currency translation adjustments of $1,151 at December 31, 2011.

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

Recent Significant Transaction

We engaged in the following significant transaction since December 31, 2011:

Notes Receivable

On May 2, 2012, Northern Capital Associates satisfied its remaining obligations in connection with certain notes receivable by making a payment of approximately $355,000. No material gain or loss was recorded as a result of this transaction.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Revenue and other income for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended September 30,
	2012	2011	Change
Rental income	$-	$125,140	$(125,140)
Finance income	1,726,497	1,617,892	108,605
Servicing income	-	1,139,138	(1,139,138)
Loss from investments in joint ventures	(343,189)	(184,350)	(158,839)
Net gain on sales of equipment and unguaranteed residual values	-	2,468	(2,468)
Interest and other income	(13,275)	146,698	(159,973)
Total revenue and other income	$1,370,033	$2,846,986	$(1,476,953)

Total revenue and other income for the 2012 Quarter decreased $1,476,953, or 51.9%, as compared to the 2011 Quarter. The decrease in total revenue and other income was primarily due to no longer earning any servicing income during the 2012 Quarter as a result of the sale of Pretel Group Limited (“Pretel”) in December 2011.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended September 30,
	2012	2011	Change
Management fees	$-	$79,847	$(79,847)
Administrative expense reimbursements	-	165,810	(165,810)
General and administrative	184,840	1,721,898	(1,537,058)
Impairment loss	-	23,393	(23,393)
Depreciation and amortization	-	370,022	(370,022)
Total expenses	$184,840	$2,360,970	$(2,176,130)

Total expenses for the 2012 Quarter decreased $2,176,130, or 92.2%, as compared to the 2011 Quarter. The decrease in total expenses was primarily due to the decrease in general and administrative expense and depreciation and amortization expense as a result of the sale of Pretel in December 2011. In addition, our Manager suspended the collection of administrative expense reimbursements and management fees during the 2012 Quarter.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $53,102 from a net loss attributable to noncontrolling interests of $49,853 for the 2011 Quarter to net income attributable to noncontrolling interests of $3,249 for the 2012 Quarter. The increase was primarily attributable to the sale of assets on lease to Global Crossing Telecommunications, Inc., as well as the sale of Pretel.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2012 Quarter and the 2011 Quarter was $1,181,944 and $535,869, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2012 Quarter and the 2011 Quarter was $7.89 and $3.58, respectively.

Results of Operations for the Nine Months Ended September 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”)

Revenue and other income for the 2012 Period and the 2011 Period is summarized as follows:

	Nine Months Ended September 30,
	2012	2011	Change
Rental income	$4,944	$418,731	$(413,787)
Finance income	5,101,790	4,705,700	396,090
Servicing income	-	3,590,536	(3,590,536)
Loss from investments in joint ventures	(1,098,877)	(9,143,897)	8,045,020
Net gain on sales of equipment and unguaranteed residual values	-	801,215	(801,215)
Interest and other income	10,867	330,838	(319,971)
Total revenue and other income	$4,018,724	$703,123	$3,315,601

Total revenue and other income for the 2012 Period increased $3,315,601 as compared to the 2011 Period.  The increase in total revenue and other income was primarily due to a more significant loss in the 2011 Period as compared to the 2012 Period from investments in joint ventures from our 49% ownership interest in ICON Mayon, LLC, which recognized impairment charges of approximately $21,858,000, of which our share was approximately $10,710,000. This increase was partially offset by no longer earning any servicing income or recognizing a net gain on sales of equipment and unguaranteed residual values during the 2012 Period, primarily as a result of the sale of Pretel in December 2011.

Expenses for the 2012 Period and the 2011 Period are summarized as follows:

	Nine Months Ended September 30,
	2012	2011	Change
Management fees	$224,216	$349,437	$(125,221)
Administrative expense reimbursements	273,488	618,780	(345,292)
General and administrative	779,807	5,445,847	(4,666,040)
Impairment loss	-	23,393	(23,393)
Depreciation and amortization	590	1,161,957	(1,161,367)
Total expenses	$1,278,101	$7,599,414	$(6,321,313)

Total expenses for the 2012 Period decreased $6,321,313, or 83.2%, as compared to the 2011 Period. The decrease in total expenses was primarily due to the decrease in general and administrative expense and depreciation and amortization expense as a result of the sale of Pretel in December 2011.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $72,383 from a net loss attributable to noncontrolling interests of $69,624 for the 2011 Period to net income attributable to noncontrolling interests of $2,759 for the 2012 Period. The increase was primarily attributable to the sale of assets on lease to Global Crossing Telecommunications, Inc., as well as the sale of Pretel.

Net Income (Loss) Attributable to Fund Ten

As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Period and the 2011 Period was $2,737,864  and ($6,826,667), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for the 2012 Period and the 2011 Period was $18.29 and ($45.60), respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $4,854,776, from $55,072,676 at December 31, 2011 to $50,217,900 at September 30, 2012.  The decrease was primarily due to cash distributions made to our members and the loss from investments in joint ventures during the 2012 Period. The decrease was partially offset by the appreciation of our finance leases resulting from the finance income accrued during the 2012 Period exceeding the cash collected.

Current Assets

Current assets increased $1,808,539, from $6,816,418 at December 31, 2011 to $8,624,957 at September 30, 2012. The increase was primarily due to the increase in the current portion of the net investment in finance lease resulting from the scheduled change in charter payments due pursuant to the bareboat charters on two of our vessels. The increase was partially offset by cash distributions made to our members in the 2012 Period.

Total Liabilities

Total liabilities decreased $187,005, from $676,561 at December 31, 2011 to $489,556 at September 30, 2012.  The decrease was primarily the result of the settlement of amounts previously due to our Manager.

Equity

Equity decreased $4,667,771, from $54,396,115 at December 31, 2011 to $49,728,344 at September 30, 2012.   The decrease  was primarily the result of cash distributions paid to our members, which were partially offset by net income in the 2012 Period.

Liquidity and Capital Resources

Summary

At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $904,740 and $6,171,596, respectively.  During our operating period, which ended on April 30, 2010, our main sources of cash were the collection of rental payments pursuant to our non-leveraged operating and finance leases and proceeds from sales of equipment. Our main uses of cash during our operating period were investing in equipment and leasing it to third parties and distributions to our members. During our liquidation period, which we entered on May 1, 2010, our main sources of cash remain the same and our main use of cash is distributions to our members.

On May 1, 2010, we entered our liquidation period. During this period, cash generated by our investing activities has become a more significant source of our liquidity as we sell assets in the normal course of business. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members and general and administrative expense. We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Cash Flows

Operating Activities

Cash provided by operating activities increased $1,689,175, from $127,820 in the 2011 Period to $1,816,995 in the 2012 Period.  The increase was primarily due to the scheduled increase in bareboat charter payments and the continued reduction of expenses paid in the 2012 Period as compared to the 2011 Period as a result of being in our liquidation period. The increase was partially offset by the termination of two leases held by joint ventures and the sale of Pretel during the year ended December 31, 2011.

Investing Activities

Cash provided by investing activities decreased $4,324,384, from $4,715,351 in the 2011 Period to $390,967 in the 2012 Period. The decrease was primarily due to the absence of sales of equipment or unguaranteed residual values in the 2012 Period and a decrease in the amount of distributions received from joint ventures in excess of profits in the 2012 Period as compared to the 2011 Period.

Financing Activities

Cash used in financing activities increased $4,560,927, from $2,913,891 in the 2011 Period to $7,474,818 in the 2012 Period. The change was primarily due to an increase in the amount of cash distributed to our members in the 2012 Period as compared to the 2011 Period. The increase was partially offset by the elimination of distributions to noncontrolling interests following the sale of Pretel during the year ended December 31, 2011.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members starting with the first month after each additional member’s admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments. We paid distributions to our Manager and additional members of $74,748 and $7,400,070, respectively, during the 2012 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Manager believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or redeem any Shares during the three months ended September 30, 2012.

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

November 9, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Financial and Accounting Officer)