Form 10-K
period 2012-12-31
ICON INCOME FUND TEN LLC
filed 2013-03-19
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Number of outstanding shares of limited liability company interests of the registrant on March 15, 2013 is 148,211.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Income Fund Ten, LLC (the “LLC” or “Fund Ten”) was formed on January 2, 2003 as a Delaware limited liability company. The LLC will continue until December 31, 2023, unless terminated sooner. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

Our manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (our “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, pursuant to the terms of our amended and restated operating agreement (our “LLC Agreement”). Additionally, our Manager has a 1% interest in our profits, losses, cash distributions and liquidation proceeds of the LLC.

Our offering period began in June 2003 and ended in April 2005. We offered our shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital and we commenced operations on our initial closing date, August 22, 2003, when we issued 5,066 Shares, representing $5,065,736 of capital contributions. Between August 23, 2003 and April 5, 2005, our final closing date, we sold 144,928 Shares representing $144,928,766 of capital contributions, bringing the total number of Shares sold and capital contributions to 149,994 and $149,994,502, respectively. Through December 31, 2012, we redeemed 1,783 Shares, bringing the total number of outstanding Shares to 148,211.

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we commenced our liquidation period, during which we have sold and will continue to sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

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

(3)     Liquidation Period: On May 1, 2010, we commenced our liquidation period, during which we are selling and will continue to sell our assets in the normal course of business. If our Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on investments made during the liquidation period.

At December 31, 2012 and 2011, we had total assets of $42,664,364 and $55,072,676, respectively. For the year ended December 31, 2012, one lessee accounted for approximately 99.9% of our total rental and finance income of $6,791,917. We had a net loss attributable to us for the year ended December 31, 2012 of $2,413,858. For the year ended December 31, 2011, one lessee accounted for approximately 57.1% of our total rental, finance and servicing income of $11,125,830. We had a net loss attributable to us for the year ended December 31, 2011 of $7,774,700.

During 2009 and 2010, we acquired 100% of the shares of Pretel Group Limited (“Pretel”). During 2011, we sold our entire interest in Pretel. For the year ended December 31, 2011, our investment in Pretel generated $4,277,587 of our servicing income, which accounted for 38.4% of our total rental, finance and servicing income of $11,125,830.

At December 31, 2012, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels

•   Two container vessels, the China Star and the Dubai Star (f/k/a the ZIM Canada and the ZIM Korea, respectively) that are subject to bareboat charters with ZIM Israel Navigation Co. Ltd. (“ZIM”). The charter for the China Star expires on March 31, 2017 and the charter for the Dubai Star expires on March 31, 2016.

•   A 35.7% ownership interest in the aframax product tankers, the Eagle Carina and the Eagle Corona, both of which are subject to 84 month bareboat charters with AET Inc. Limited that expire on November 14, 2013.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2012 and 2011, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 11 to our consolidated financial statements.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Title of Class	Number of Members as of March 15, 2013
Manager (as a member)	1
Additional members	4,513

We, at our Manager’s discretion, paid monthly distributions to each of our members beginning the first month after each such member was admitted to the LLC through the end of our operating period, which was on April 30, 2010.  During our liquidation period, we have made and plan to continue to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental, finance and other income from our investments. We paid distributions to additional members of $9,750,109 and $5,625,060 for the years ended December 31, 2012 and 2011, respectively.  Additionally, we paid our Manager distributions of $98,486 and $56,819 for the years ended December 31, 2012 and 2011, respectively. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $310.04 per Share as of December 31, 2012.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculated the sum of: (i) the fair market value of our finance leases and notes receivable, as determined by our internal credit assessment; (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $310.04  per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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

•   that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•   that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Service if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Shares.

The redemption price we offer in our redemption plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $310.04  per Share does not reflect the amount that a member would currently receive under our redemption plan. In addition, there can be no assurance that you will be able to redeem your Shares under our redemption plan.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” located elsewhere in this Annual Report on Form 10-K.

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

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we commenced our liquidation period, during which we have sold and will continue to sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

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

While our Manager believes the U.S. economy is likely to continue its recovery, our Manager believes this recovery will maintain its gradual progression. Further, this recovery will likely face certain headwinds as we move through 2013 due to factors such as the rate of employment expansion, uncertainty surrounding changes to the U.S. Internal Revenue Code and future U.S. budget policies.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2012 and 2011:

Telecommunications Equipment

On March 17, 2010, ICON Global Crossing, LLC, an entity owned 79.31% by us and 20.69% by ICON Income Fund Eight A L.P., an affiliate of our Manager, and Global Crossing Telecommunications, Inc. agreed to extend five leases from March 31, 2010 through March 31, 2011 and to fix the purchase option at $5, resulting in the reclassification of the leases to finance leases. On March 31, 2011, ICON Global Crossing sold all equipment under lease to Global Crossing for $5.

We and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an affiliate of our Manager, own ICON Global Crossing V, LLC, with ownership interests of 45% and 55%, respectively. On January 3, 2011, ICON Global Crossing V sold all equipment under lease to Global Crossing for approximately $2,077,000. Our share of the gain was approximately $351,000, which is included in loss from investment in joint ventures.

Bedside Entertainment and Communication Terminals

Our wholly-owned subsidiary, ICON Premier, LLC, owned bedside entertainment and communication terminals on lease to Premier Telecom Contracts Limited. Pretel Group Limited was the ultimate parent company of Premier Telecom. During 2009 and 2010, in consideration for restructuring our pre-existing lease transaction, we acquired 100% of the outstanding stock of Pretel for £1. The acquisition was accounted for as a business combination and the results of operations of Pretel were included in our consolidated financial statements from January 2009.

On January 17, 2011, we sold 25% of Pretel to its new Chief Executive Officer for £100,000. This sale consisted of 100,000 Class B Pretel shares (“Pretel Shares”). The Pretel Shares represented 25% of the voting and earning rights of Pretel, including 25% of the existing equity at the close of the sale. As part of the sale agreement, if Pretel did not achieve certain financial targets during the year ended December 31, 2011, we retained the right to re-purchase the Pretel Shares at £100,000. As a result, the difference between the fair market value of the Pretel Shares and the amount paid was charged to compensation expense ratably during 2011.

The fair value of the Pretel Shares as of January 17, 2011 was determined using a discounted cash flow analysis utilizing Pretel’s projected cash flows and expected future terminal value. Based on that analysis, we estimated the difference between the fair value of the Pretel Shares and the £100,000 paid to be approximately £750,000. This difference was charged to compensation expense ratably during 2011, and classified in general and administrative expense on the consolidated statements of comprehensive loss. Pretel also agreed to indemnify its new CEO for a portion of the tax liability resulting from the transaction. This liability was accrued throughout 2011 and included in compensation expense.

On December 2, 2011, ICON Premier sold its remaining 75% interest in Pretel to a third party for approximately £2,928,000 ($4,596,000), net of transaction costs. ICON Premier recognized a net gain on the sale of approximately $1,918,000. ICON Premier agreed to indemnify the buyer for the exposure to the personal tax liability of the Pretel CEO resulting from his January 2011 purchase of the 25% interest in Pretel. At December 31, 2012 and 2011, we have an accrued liability of approximately £230,000 ($372,000) and £230,000 ($357,000), respectively, related to this indemnification.

Marine Vessels

We and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an affiliate of our Manager, own ICON Mayon, LLC, with ownership interests of 49% and 51%, respectively. On July 24, 2007, ICON Mayon purchased an aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation. The Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months commencing on July 24, 2007.

As a result of negotiations to remarket and ultimately dispose of certain vessels, our Manager reviewed the joint venture’s investment in the vessel subject to charter and determined that the net book value exceeded the fair value. As a result, during the year ended December 31, 2011, ICON Mayon recognized an impairment loss related to the Mayon Spirit of approximately $21,858,000, of which our share was approximately $10,700,000, which is included in the 2011 loss from investment in joint ventures. On September 23, 2011, ICON Mayon sold the vessel for net proceeds of approximately $8,275,000 and satisfied the remaining related third-party debt. Our portion of the loss on sale was approximately $46,000.

During the past several years, the shipping market has experienced historical lows in vessel charter rates. Those rates are a critical component of estimating the future forecasts of the non-contractual cash flows of ICON Eagle Carina Holdings, LLC and ICON Eagle Corona Holdings, LLC, both of which are joint ventures owned 35.7% by us and 64.3% by Fund Twelve. During its 2011 analysis, our Manager determined that, while the vessels owned by the joint ventures were not impaired, the expected future cash flows would not allow us to recover our investments in ICON Eagle Carina and ICON Eagle Corona. Accordingly, our Manager concluded that our carrying values in the joint ventures ICON Eagle Carina and ICON Eagle Corona exceeded the fair values, determined by the present values of the joint ventures’ estimated future cash flows, and that the decrease in the values of the investments was other than temporary. During the year ended December 31, 2011, we recorded impairment losses of approximately $1,890,000 and $2,064,000 related to the write down of the investment in the joint ventures in ICON Eagle Carina and ICON Eagle Corona, respectively.

During the year ended December 31, 2012, based on our Manager’s review of the vessels owned by the joint ventures, the net book values of the vessels exceeded the estimated undiscounted cash flows and exceeded the fair values and, as a result, the joint ventures recognized impairment losses of approximately $7,804,000 and $10,084,000 for the year ended December 31, 2012, of which our share was approximately $2,786,000 and $3,600,000, respectively. These losses are included in loss from investment in joint ventures.

Notes Receivable

On November 25, 2008, a joint venture owned 12.25% by us, 52.75% by Fund Twelve and 35.00% by Fund Eleven, purchased four promissory notes issued by Northern Capital Associates XIV, L.P. Effective January 1, 2011, we exchanged our 12.25% ownership interest in the joint venture for notes receivable from Northern Capital Associates that were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $1,237,000, with interest rates ranging from 9.47% to 9.90% per year and maturing through February 15, 2013. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was deconsolidated and then terminated. On May 2, 2012, Northern Capital Associates satisfied its remaining obligations in connection with these notes by making a payment of approximately $355,000. No material gain or loss was recorded as a result of this transaction.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

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

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of comprehensive loss in the period the determination is made.

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

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We account for our interests in derivative financial instruments through our joint ventures as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive loss, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2012 (“2012”) and 2011 (“2011”)

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we commenced our liquidation period, during which we have sold and will continue to sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

Revenue and other income for 2012 and 2011 is summarized as follows:

	Years Ended December 31,
	2012	2011	Change
Rental income	$4,944	$491,946	$(487,002)
Finance income	6,786,973	6,356,297	430,676
Servicing income	-	4,277,587	(4,277,587)
Loss from investment in joint ventures	(7,815,624)	(8,762,029)	946,405
Net gain on sales of equipment and unguaranteed residual values	-	854,915	(854,915)
Gain on sale of equity interest in Pretel	-	1,917,549	(1,917,549)
Interest and other income	10,429	442,036	(431,607)
Total revenue and other income	$(1,013,278)	$5,578,301	$(6,591,579)

Total revenue and other income for 2012 decreased $6,591,579, or 118.2%, as compared to 2011. The decrease in total revenue and other income was primarily due to no longer earning servicing income or recognizing a gain on sale of equity interest in Pretel during 2012 as a result of the sale of Pretel in December 2011. The decrease was partially offset by a smaller loss from investment in joint ventures during 2012 as compared to 2011 resulting from a lower impairment loss recorded on assets held by joint ventures in 2012.

Expenses for 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011	Change
Management fees	$224,216	$564,350	$(340,134)
Administrative expense reimbursements	273,489	735,260	(461,771)
General and administrative	894,412	6,785,303	(5,890,891)
Depreciation and amortization	590	1,402,745	(1,402,155)
Impairment loss	-	3,976,983	(3,976,983)
Total expenses	$1,392,707	$13,464,641	$(12,071,934)

Total expenses for 2012 decreased $12,071,934, or 89.7%, as compared to 2011. The decrease in total expenses was primarily due to a decrease in general and administrative expense and depreciation and amortization expense due to the sale of Pretel in December 2011. In addition, total expenses decreased as there was no impairment loss in 2012.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $119,513 from a net loss of $111,640 in 2011 to net income of $7,873 in 2012. The increase was primarily due to the sale of Pretel, which had a net loss attributable to noncontrolling interest during 2011.

Net Loss Attributable to Fund Ten

As a result of the foregoing factors, net loss attributable to us for 2012 and 2011 was $2,413,858 and $7,774,700, respectively. Net loss attributable to us per weighted average additional Share outstanding for 2012 and 2011 was $16.12 and $51.93, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2012 compared to 2011.

Total Assets

Total assets decreased $12,408,312 to $42,664,364 at December 31, 2012 from $55,072,676 at December 31, 2011.  The decrease was primarily due to cash distributions paid to our members and a decrease in investment in joint ventures due to the impairment in 2012 of certain leased equipment held by those joint ventures.

Current Assets

Current assets increased $5,385,768 to $12,202,186 at December 31, 2012 from $6,816,418 at December 31, 2011. The increase was primarily due to the increase in the current portion of the net investment in finance leases resulting from the scheduled increase in charter payments due pursuant to the bareboat charters on two of our vessels. The increase was partially offset by cash distributions paid to our members in 2012.

Total Liabilities

Total liabilities decreased $245,052 to $431,509 at December 31, 2012 from $676,561 at December 31, 2011. The decrease was primarily the result of the timing of payments related to certain operating expenses and the settlement of amounts previously due to our Manager.

Equity

Equity decreased $12,163,260 to $42,232,855 at December 31, 2012 from $54,396,115 at December 31, 2011. The decrease was primarily due to cash distributions paid to our members and the net loss during 2012.

Liquidity and Capital Resources

Summary

At December 31, 2012 and 2011, we had cash and cash equivalents of $1,805,049 and $6,171,596, respectively. During our liquidation period, which commenced on May 1, 2010, our main sources of cash are the collection of rentals pursuant to our non-leveraged operating and finance leases and proceeds from sales of equipment and our main use of cash is distributions to our members.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

On May 1, 2010, we commenced our liquidation period. During the liquidation period, cash generated by our investing activities has become a more significant source of our liquidity as we sell assets in the ordinary course of business. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, general and administrative expense, management fees and administrative expense reimbursements. We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$5,091,081	$1,315,990
Investing activities	390,967	8,519,278
Financing activities	(9,848,595)	(6,315,869)
Effects of exchange rates on cash and cash equivalents	-	(88,393)
Net (decrease) increase in cash and cash equivalents	$(4,366,547)	$3,431,006

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities increased $3,775,091 to $5,091,081 in 2012 from $1,315,990 in 2011. The increase was primarily due to the increase in finance lease collections resulting from the scheduled increase in charter payments in 2012.

Investing Activities

Cash provided by investing activities decreased $8,128,311 to $390,967 in 2012 from $8,519,278 in 2011. The decrease was primarily due to the absence of the sale of equity interest in Pretel and sales of equipment or unguaranteed residual values in 2012, and a decrease in the amount of distributions received from joint ventures in excess of profits in 2012 as compared to 2011.

Financing Activities

Cash used in financing activities increased $3,532,726 to $9,848,595 in 2012 from $6,315,869 in 2011. The increase was primarily due to an increase in cash distributions to our members in 2012.

Financings and  Borrowings

We and certain entities managed by our Manager were parties to an agreement with California Bank & Trust for a revolving line of credit (the “Facility”). The Facility was terminated effective May 10, 2011.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members starting with the first month after each additional member’s admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental and other income from our investments. We paid distributions to our additional members of $9,750,109 and $5,625,060, respectively, for the years ended December 31, 2012 and 2011. We paid distributions to our Manager of $98,486 and $56,819, respectively, for the years ended December 31, 2012 and 2011. Additionally, we paid distributions to our noncontrolling interests of $0 and $792,629, respectively, for the years ended December 31, 2012 and 2011.

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

Off-Balance  Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase significantly, leases already in place would generally not be affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Members
ICON Income Fund Ten, LLC

We have audited the accompanying consolidated balance sheets of ICON Income Fund Ten, LLC (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Ten, LLC at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 19, 2013

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,805,049	$6,171,596
Current portion of net investment in finance leases	10,304,383	183,913
Current portion of notes receivable	-	422,568
Other current assets	92,754	38,341
Total current assets	12,202,186	6,816,418
Non-current assets:
Net investment in finance leases, less current portion	29,726,814	39,832,259
Notes receivable, less current portion	-	20,097
Investment in joint ventures	710,564	8,378,185
Other non-current assets	24,800	25,717
Total non-current assets	30,462,178	48,256,258
Total assets	$42,664,364	$55,072,676

Liabilities and Equity
Current liabilities:
Due to Manager and affiliates	$-	$111,615
Accrued expenses	45,885	162,530
Indemnification liability	372,143	357,211
Other current liabilities	13,481	45,205
Total liabilities	431,509	676,561

Commitments and contingencies (Note 12)

Equity:
Members’ equity:
Additional members	43,138,938	55,278,766
Manager	(876,685)	(754,060)
Accumulated other comprehensive loss	(57,405)	(148,725)
Total members’ equity	42,204,848	54,375,981
Noncontrolling interests	28,007	20,134
Total equity	42,232,855	54,396,115
Total liabilities and equity	$42,664,364	$55,072,676

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2012	2011
Revenue and other income:
Rental income	$4,944	$491,946
Finance income	6,786,973	6,356,297
Servicing income	-	4,277,587
Loss from investment in joint ventures	(7,815,624)	(8,762,029)
Net gain on sales of equipment and unguaranteed residual values	-	854,915
Gain on sale of equity interest in Pretel	-	1,917,549
Interest and other income	10,429	442,036
Total revenue and other income	(1,013,278)	5,578,301
Expenses:
Management fees	224,216	564,350
Administrative expense reimbursements	273,489	735,260
General and administrative	894,412	6,785,303
Depreciation and amortization	590	1,402,745
Impairment loss	-	3,976,983
Total expenses	1,392,707	13,464,641
Net loss	(2,405,985)	(7,886,340)
Less: net income (loss) attributable to noncontrolling interests	7,873	(111,640)
Net loss attributable to Fund Ten	(2,413,858)	(7,774,700)

Other comprehensive income:
Change in fair value of derivative financial instruments	92,471	191,674
Currency translation adjustments	(1,151)	938
Total other comprehensive income	91,320	192,612
Comprehensive loss	(2,314,665)	(7,693,728)
Less: comprehensive income (loss) attributable to noncontrolling interests	7,873	(111,693)
Comprehensive loss attributable to Fund Ten	$(2,322,538)	$(7,582,035)

Net loss attributable to Fund Ten allocable to:
Additional members	$(2,389,719)	$(7,696,953)
Manager	(24,139)	(77,747)
	$(2,413,858)	$(7,774,700)

Weighted average number of additional shares of limited liability company
interests outstanding	148,211	148,211
Net loss attributable to Fund Ten per weighted average additional
share of limited liability company interests outstanding	$(16.12)	$(51.93)

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Accumulated Other Comprehensive Income (Loss)	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	148,211	$68,395,072	$(621,572)	$(1,964,780)	$65,808,720	$131,642	$65,940,362

Net loss	-	(7,696,953)	(77,747)	-	(7,774,700)	(111,640)	(7,886,340)
Change in fair value of
derivative financial instruments	-	-	-	191,674	191,674	-	191,674
Currency translation
adjustments	-	-	-	991	991	(53)	938
Investment by noncontrolling
interest in subsidiary	-	(611,132)	(6,173)	-	(617,305)	775,944	158,639
Stock based compensation
in subsidiary	-	816,839	8,251	-	825,090	275,030	1,100,120
Sale of subsidiary	-	-	-	1,623,390	1,623,390	(258,160)	1,365,230
Cash distributions	-	(5,625,060)	(56,819)	-	(5,681,879)	(792,629)	(6,474,508)
Balance, December 31, 2011	148,211	55,278,766	(754,060)	(148,725)	54,375,981	20,134	54,396,115

Net (loss) income	-	(2,389,719)	(24,139)	-	(2,413,858)	7,873	(2,405,985)
Change in fair value of
derivative financial instruments	-	-	-	92,471	92,471	-	92,471
Currency translation
adjustments	-	-	-	(1,151)	(1,151)	-	(1,151)
Cash distributions	-	(9,750,109)	(98,486)	-	(9,848,595)	-	(9,848,595)
Balance, December 31, 2012	148,211	$43,138,938	$(876,685)	$(57,405)	$42,204,848	$28,007	$42,232,855

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,405,985)	$(7,886,340)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Finance income	(6,786,973)	(6,356,297)
Loss from investment in joint ventures	7,815,624	8,762,029
Net gain on sales of equipment and unguaranteed residual values	-	(854,915)
Gain on sale of equity interest in Pretel	-	(1,917,549)
Depreciation and amortization	590	1,402,745
Impairment loss	-	3,976,983
Loss on derivative financial instruments	-	70,669
Stock-based compensation	-	1,100,120
Interest and other income	9,947	-
Changes in operating assets and liabilities:
Collection of finance leases	6,771,948	2,858,076
Service contracts receivable	-	128,677
Distributions from joint ventures	-	332,437
Other assets, net	(54,086)	(363,424)
Due to Manager and affiliates, net	(111,615)	(26,746)
Accrued expenses	(116,645)	(165,492)
Indemnification liability	-	357,211
Other current liabilities	(31,724)	(102,194)
Net cash provided by operating activities	5,091,081	1,315,990
Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	-	1,598,127
Proceeds from sale of equity interest in Pretel, net of cash included in sale	-	4,090,253
Investment in joint ventures	(55,532)	(8,158)
Distributions received from joint ventures in excess of profits	-	2,053,428
Principal received on notes receivable	446,499	785,628
Net cash provided by investing activities	390,967	8,519,278
Cash flows from financing activities:
Proceeds from sales of subsidiary shares	-	158,639
Distributions to noncontrolling interests	-	(792,629)
Cash distributions to members	(9,848,595)	(5,681,879)
Net cash used in financing activities	(9,848,595)	(6,315,869)
Effects of exchange rates on cash and cash equivalents	-	(88,393)
Net (decrease) increase in cash and cash equivalents	(4,366,547)	3,431,006
Cash and cash equivalents, beginning of year	6,171,596	2,740,590
Cash and cash equivalents, end of year	$1,805,049	$6,171,596

Supplemental disclosure of non-cash investing and financing activities:
Transfer from investment in joint ventures to notes receivable	$-	$1,251,414

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

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

The manager of the LLC is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC enters into. Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC offered shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital from additional members. The LLC commenced business operations on its initial closing date, August 22, 2003, with the admission of investors holding 5,066 Shares, representing $5,065,736 of capital contributions. Between August 23, 2003 and April 5, 2005, the final closing date, the LLC admitted investors holding 144,928 Shares representing $144,928,766 of capital contributions, bringing the total Shares to 149,994 representing $149,994,502 of capital contributions. In addition, pursuant to the terms of the LLC’s offering, the LLC established a reserve in the amount of 1.0% of the gross offering proceeds, or $1,499,945. Through December 31, 2012, the LLC redeemed 1,783 Shares, bringing the total number of outstanding Shares to 148,211.

Effective April 30, 2010, the LLC completed its operating period. On May 1, 2010, the LLC commenced its liquidation period, during which the LLC has sold and will continue to sell its assets in the ordinary course of business. If the Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, the Manager may do so. The Manager will not receive any acquisition fees on investments made during the liquidation period.

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

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investment in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as revenue. All of the LLC's investment in joint ventures are subject to its impairment review policy.

Net loss attributable to the LLC per weighted average additional Share outstanding is based upon the weighted average number of additional Shares outstanding during the year.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected or written off. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other current assets, as appropriate.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes.  Therefore, no provision for federal and State income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC is potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  The LLC’s federal, State and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statements of comprehensive loss.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Some of the LLC’s wholly-owned foreign subsidiaries were taxed as corporations in their local tax jurisdictions. For these entities, the LLC used the liability method of accounting for income taxes as required by the accounting pronouncement for

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

income taxes. Under this method, deferred tax assets and liabilities were determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities were measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances were established when it was determined that it is more likely than not that the deferred tax assets will not be realized.

The LLC records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The LLC recognizes interest and penalties, if any, related to unrecognized tax benefit in income tax expense. The LLC did not have any material liabilities recorded related to uncertain tax positions nor did it have any unrecognized tax benefits as of the periods presented herein.

Depreciation

The LLC records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the LLC first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination. Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of comprehensive loss in the period the determination is made.

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

The LLC has interests in derivative financial instruments through its joint ventures. The joint ventures account for their derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the joint ventures must document and assess at inception and on an ongoing basis, the LLC recognizes its share of the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings of the joint ventures.

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

Credit Quality of Finance Leases and Credit Loss Reserve

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the LLC’s finance leases are limited in number, the LLC is able to estimate the credit loss reserve based on a detailed analysis of each lease as opposed to using portfolio based metrics and credit loss reserve. Leases are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a lease becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a credit loss reserve should be established or whether the lease should be restructured. Material events would be specifically disclosed in the discussion of each lease held.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.

(3)         Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2012	2011
Minimum rents receivable	$45,272,403	$52,044,351
Estimated residual values	7,300,000	7,300,000
Unearned income	(12,541,206)	(19,328,179)
Net investment in finance leases	40,031,197	40,016,172
Less: current portion of net investment in finance leases	10,304,383	183,913
Net investment in finance leases, less current portion	$29,726,814	$39,832,259

Marine Vessels

The LLC owns two container vessels, the China Star and the Dubai Star on lease to ZIM Israel Navigation Co. Ltd. through March 31, 2017 and March 31, 2016, respectively.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

Telecommunications Equipment

On March 17, 2010, the LLC and Global Crossing Telecommunications, Inc. agreed to extend five leases between the entities for the period beginning on April 1, 2010 and ending on March 31, 2011. In connection with the extension, the end of the lease purchase option was fixed at $1 for each schedule of equipment, resulting in the reclassification of the leases to finance leases. On March 31, 2011, at the expiration of the leases and in accordance with their terms, the LLC sold the telecommunications equipment to Global Crossing for the aggregate purchase price of $5.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at December 31, 2012:

Years Ending December 31,
2013	$16,184,616
2014	18,535,936
2015	6,031,990
2016	3,776,191
2017	743,670
$45,272,403

(4)       Notes Receivable

On November 25, 2008, a joint venture owned 12.25% by the LLC, 52.75% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and 35.00% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), both affiliates of the Manager, purchased four promissory notes issued by Northern Capital Associates XIV, L.P.  Effective January 1, 2011, the LLC exchanged its 12.25% ownership interest in the joint venture for notes receivable from Northern Capital Associates that were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $1,237,000, with interest rates ranging from 9.47% to 9.90% per year. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was deconsolidated and then terminated. On May 2, 2012, Northern Capital Associates satisfied its remaining obligations in connection with these notes by making a payment of approximately $355,000. No material gain or loss was recorded as a result of this transaction.

(5)       Pretel Group Limited

The LLC’s wholly-owned subsidiary, ICON Premier, LLC, owned bedside entertainment and communication terminals on lease to Premier Telecom Contracts Limited. Pretel Group Limited was the ultimate parent company of Premier Telecom. During 2009 and 2010, in consideration for restructuring the LLC’s pre-existing lease transaction, the LLC acquired 100% of the outstanding stock of Pretel for £1. The acquisition was accounted for as a business combination, and the results of operations of Pretel were included in the consolidated financial statements of the LLC from January 2009.

On January 17, 2011, the LLC sold 25% of Pretel to Pretel's new Chief Executive Officer for £100,000. This sale consisted of 100,000 Class B Pretel shares (the “Pretel Shares”). The Pretel Shares represented 25% of the voting and earnings rights of Pretel, including 25% of the existing equity at the close of the sale. As part of the sale agreement, if Pretel did not achieve certain financial targets during the year ended December 31, 2011, ICON Premier retained the right to re-purchase the Pretel Shares for £100,000. As a result, the difference between the fair market value of the Pretel Shares and the amount paid was charged to compensation expense ratably during 2011.

The fair value of the Pretel Shares as of January 17, 2011 was determined using a discounted cash flow analysis utilizing Pretel’s projected cash flows and expected future terminal value. Based on this analysis, the LLC estimated the difference between the fair value of the Pretel Shares and the £100,000 paid to be approximately £750,000. This difference was charged to compensation expense ratably during 2011, and classified in general and administrative expense on the consolidated statements of comprehensive loss. Pretel indemnified its new CEO for a portion of the tax liability resulting from the transaction and a liability was accrued throughout 2011 and included in compensation expense.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

On December 2, 2011, the LLC sold its remaining 75% interest in Pretel to a third party for approximately £2,928,000 ($4,596,000), net of transaction costs. ICON Premier recognized a net gain on the sale of approximately $1,918,000. ICON Premier agreed to indemnify the buyer for the exposure to the personal tax liability of the Pretel CEO resulting from his January 2011 purchase of the 25% interest in Pretel. At December 31, 2012 and 2011, the LLC has an accrued liability of approximately £230,000 ($372,000) and £230,000 ($357,000), respectively, related to this indemnification.

(6)       Investment in Joint Ventures

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

ICON Mayon, LLC

The LLC and Fund Twelve own ICON Mayon, LLC, with ownership interests of 49% and 51%, respectively. On July 24, 2007, ICON Mayon purchased an aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation. The purchase price was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and approximately $24,938,000 of non-recourse debt borrowed from BNP Paribas (f/k/a Fortis Bank SA/NV). Simultaneously, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.

As a result of negotiations to remarket and ultimately dispose of certain vessels, the Manager reviewed the joint venture’s investment in the vessel subject to charter and determined that the net book value exceeded the fair value and was not recoverable. As a result, during the year ended December 31, 2011, the joint venture recognized an impairment loss of approximately $21,858,000. On September 23, 2011, the joint venture sold the vessel for net proceeds of approximately $8,275,000 and satisfied the remaining third-party debt. The LLC’s share of the impairment loss and the loss on sale was approximately $10,710,000 and $46,000, respectively.

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

ICON Eagle Carina Holdings, LLC

On December 18, 2008, ICON Eagle Carina Holdings, LLC, a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, purchased an aframax product tanker, the Eagle Carina, for $39,010,000, of which $27,000,000 was financed with non-recourse debt. The Eagle Carina is subject to an 84 month bareboat charter with AET Inc. Limited (“AET”) that expires on November 14, 2013.

During the past several years, the shipping market has experienced historical lows in vessel charter rates. Those rates are a critical component of estimating the future forecasts of the non-contractual cash flows of ICON Eagle Carina. During its 2011 analysis, the Manager determined that, while the vessel owned by the joint venture was not impaired, the expected future cash flows would not allow the LLC to recover its investment in ICON Eagle Carina. Accordingly, the Manager concluded that the LLC’s carrying value in the joint venture ICON Eagle Carina exceeded the fair value, determined by the present value of the joint venture’s estimated future cash flows, and that the decrease in the value of the investment was other than temporary. During the year ended December 31, 2011, the LLC recorded an impairment loss of approximately $1,890,000 related to the write down of the investment in the joint venture.

During the year ended December 31, 2012, based on the Manager’s review of the vessel owned by the joint venture, the net book value of the vessel exceeded the estimated undiscounted cash flows and exceeded the fair value and, as a result, the joint

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

venture recognized an impairment loss of approximately $7,804,000 for the year ended December 31, 2012, of which the LLC’s share was approximately $2,786,000.

ICON Eagle Corona Holdings, LLC

On December 18, 2008, ICON Eagle Corona Holdings, LLC, a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, purchased an aframax product tanker, the Eagle Corona, for $41,270,000, of which $28,000,000 was financed with non-recourse debt. The Eagle Corona is subject to an 84 month bareboat charter with AET that expires on November 14, 2013.

During the past several years, the shipping market has experienced historical lows in vessel charter rates. Those rates are a critical component of estimating the future forecasts of the non-contractual cash flows of ICON Eagle Corona. During its 2011 analysis, the Manager determined that, while the vessel owned by the joint venture was not impaired, the expected future cash flows would not allow the LLC to recover its investment in ICON Eagle Corona. Accordingly, the Manager concluded that the LLC’s carrying value in the joint venture ICON Eagle Corona exceeded the fair value, determined by the present value of the joint venture’s estimated future cash flows, and that the decrease in the value of the investment was other than temporary. During the year ended December 31, 2011, the LLC recorded an impairment loss of approximately $2,064,000 related to the write down of the investment in the joint venture.

During the year ended December 31, 2012, based on the Manager’s review of the vessel owned by the joint venture, the net book value of the vessel exceeded the estimated undiscounted cash flows and exceeded the fair value and, as a result, the joint venture recognized an impairment loss of approximately $10,084,000 for the year ended December 31, 2012, of which the LLC’s share was approximately $3,600,000.

(7)     Transactions with Related Parties

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

The LLC paid distributions to the Manager of $98,486 and $56,819 for the years ended December 31, 2012 and 2011, respectively. Additionally, the Manager’s interest in the net loss attributable to Fund Ten was $24,139 and $77,747 for the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, the Manager suspended the collection of management fees and administrative expense reimbursements of approximately $338,000 and $183,000, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2012 and 2011 were as follows:

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

Entity	Capacity	Description	2012	2011
ICON Capital, LLC	Manager	Management fees (1)	$224,216	$564,350
ICON Capital, LLC	Manager	Administrative expense reimbursements (1)	273,489	735,260
			$497,705	$1,299,610

(1)     Amount charged directly to operations.

At December 31, 2012 and 2011, the LLC had a net payable of $0 and $111,615, respectively, due to the Manager and its affiliates that primarily consisted of administrative expense reimbursements.

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

Non-designated Derivatives

As of December 31, 2012, warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings. The LLC’s warrants generated a loss on the statements of comprehensive loss for the years ended December 31, 2012 and 2011 of $0 and $70,669, respectively. The net loss recorded was comprised of an unrealized loss recorded in general and administrative expense relating to warrants. As of December 31, 2011, the fair value of the warrants was $0.

As of December 31, 2012, there are no other non-designated derivatives.

Designated Derivatives

As of December 31, 2012 and 2011, the LLC has interests through joint ventures in two floating-to-fixed interest rate swaps relating to ICON Eagle Corona and ICON Eagle Carina designated and qualifying as cash flow hedges with an aggregate notional amount of $14,684,914 and $25,306,179, respectively. These interest rate swaps mature on November 14, 2013.

For these derivatives, the joint ventures record their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

loss from investment in joint ventures. During the year ended December 31, 2012, the joint ventures recorded no hedge ineffectiveness in earnings.

During the year ending December 31, 2013, the LLC estimates that approximately $57,000 will be transferred from AOCI to loss from investment in joint ventures.

The table below presents the effect of the LLC’s share of the joint ventures’ derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive loss for the years ended December 31, 2012 and 2011:

Year Ended	Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

December 31, 2012	Interest rate swaps	$(32,915)	Loss from investment in joint ventures	$(125,386)

December 31, 2011	Interest rate swaps	$(92,128)	Loss from investment in joint ventures	$(283,802)

At December 31, 2012, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps was $57,405.

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

(9)      Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments of joint ventures of $57,405 at December 31, 2012, and accumulated unrealized losses on derivative financial instruments of joint ventures of $149,876 and accumulated unrealized gains on currency translation adjustments of $1,151 at December 31, 2011.

(10)      Concentrations of Risk

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

For the year ended December 31, 2012, the LLC had one lessee that accounted for approximately 99.9% of rental and finance income. For the year ended December 31, 2011, the LLC had one lessee that accounted for approximately 57.1% of rental, finance and servicing income.

At December 31, 2012, the LLC had two lessees that accounted for approximately 95.5% of total assets. For the year ended December 31, 2011, the LLC had two lessees that accounted for approximately 87.9% of total assets.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(11)      Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases, investment in joint ventures and notes receivable, were as follows:

	Year Ended December 31, 2012
	United States	United Kingdom	Vessels(a)	Total
Revenue:
Rental income	$-	$4,944	$-	$4,944
Finance income	$-	$-	$6,786,973	$6,786,973
Loss from investment in joint ventures	$-	$-	$(7,815,624)	$(7,815,624)
Interest and other income	$10,429	$-	$-	$10,429

	As of December 31, 2012
	United States	United Kingdom	Vessels(a)	Total
Long-lived assets:
Net investment in finance leases	$-	$-	$40,031,197	$40,031,197
Investment in joint ventures	$-	$-	$710,564	$710,564

(a) Vessels are free to trade worldwide.

	Year Ended December 31, 2011
	United States	United Kingdom	Vessels(a)	Total
Revenue:
Rental income	$77,331	$414,615	$-	$491,946
Finance income	$1,355	$-	$6,354,942	$6,356,297
Servicing income	$-	$4,277,587	$-	$4,277,587
Income (loss) from investment in joint ventures	$332,437	$-	$(9,094,466)	$(8,762,029)
Net gain on sales of equipment and unguaranteed
residual values	$197,400	$657,515	$-	$854,915
Gain on sale of equity interest in Pretel	$-	$1,917,549	$-	$1,917,549
Interest and other income	$442,036	$-	$-	$442,036

	As of December 31, 2011
	United States	United Kingdom	Vessels(a)	Total
Long-lived assets:
Net investment in finance leases	$-	$-	$40,016,172	$40,016,172
Investment in joint ventures	$-	$-	$8,378,185	$8,378,185
Notes receivable	$442,665	$-	$-	$442,665

(a) Vessels are free to trade worldwide.

(12)      Commitments and Contingencies

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

December 31, 2012

(13)      Foreign Income Taxes

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

(14)      Income Tax Reconciliation (unaudited)

At December 31, 2012 and 2011, the members’ equity included in the consolidated financial statements totaled $42,204,848 and $54,375,981, respectively. The members’ capital for federal income tax purposes at December 31, 2012 and 2011 totaled $66,105,527 and $72,204,304, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in gain (loss) on sale of equipment, depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net loss attributable to the LLC for financial statement reporting purposes to the net income (loss) attributable to the LLC for federal income tax purposes for the years ended December 31, 2012 and 2011:

	2012	2011
Net loss attributable to Fund Ten per consolidated
financial statements	$(2,413,858)	$(7,774,700)
Finance income	(6,786,973)	(4,112,920)
Rental income	2,710,532	-
Depreciation and amortization	-	(4,126,784)
Income from consolidated joint venture	10,079,720	1,035,153
Gain on sale of equipment	-	7,775,815
Other items	162,801	240,287
Net income (loss) attributable to Fund Ten for federal income tax purposes	$3,752,222	$(6,963,149)

Schedule II – Valuation and Qualifying Accounts

Description	Balance At Beginning Of Year	Additions Charged To Costs, Expenses and Revenues	Additions Charged to Deferred Tax Asset	Deductions	Balance at End of Year
Valuation allowance for deferred tax
assets:
Year ended December 31, 2012
Valuation allowance for deferred tax
assets	$-	$-	$-	$-	$-
Year ended December 31, 2011
Valuation allowance for deferred tax
assets	$9,679,464	$-	$-	$9,679,464 (a)	$-

(a) Represents the valuation allowance as of December 2, 2011, the date of the sale of Pretel.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, our Manager believes that, as of December 31, 2012, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (“ICON”), was formed in 1985. Our Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	42	Co-Chairman, Co-Chief Executive Officer and Director
Mark Gatto	40	Co-Chairman, Co-Chief Executive Officer and Director
Nicholas A. Sinigaglia	43	Managing Director
David J. Verlizzo	40	Senior Managing Director and Counsel
Craig A. Jackson	54	Managing Director
Harry Giovani	38	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-President, Co-CEO and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-President, Co-CEO, and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Nicholas A. Sinigaglia, Managing Director, joined ICON in March 2008 as a Vice President of Accounting and Finance and was promoted to Managing Director in July 2011. Mr. Sinigaglia was previously the Chief Financial Officer of Smart Online, Inc. from February 2006 through March 2008 and the Vice President of Ray-X Medical Management Corp. from 1997 through 2005. Mr. Sinigaglia began his accounting career at Arthur Andersen LLP in 1991, where he was employed through 1997, rising to the level of Audit Manager. Mr. Sinigaglia received a B.S. from the University of Albany and is a certified public accountant.

David J. Verlizzo, Senior Managing Director and Counsel, joined ICON in 2005.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson, Managing Director, joined ICON in 2006. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director and Chief Credit Officer, joined ICON in 2008. Most recently, from March 2007 to January 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Financial and Accounting Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2012 and 2011:

Entity	Capacity	Description	2012	2011
ICON Capital, LLC	Manager	Management fees (1)	$224,216	$564,350
ICON Capital, LLC	Manager	Administrative expense reimbursements (1)	273,489	735,260
			$497,705	$1,299,610

(1)     Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our Manager of $98,486 and $56,819 for the years ended December 31, 2012 and 2011, respectively. Our Manager’s interest in the net loss attributable to us was $24,139 and $77,747, for the years ended December 31, 2012 and 2011, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 15, 2013, no directors or officers of our Manager own any of our equity securities.

(c)     Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 6 and 7 to our consolidated financial statements for a discussion of our investment in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2012 and 2011, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2012 and 2011:

	2012	2011
Audit fees	$315,000	$425,100
Tax fees	61,644	73,564
	$376,644	$498,664

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   1. Financial Statements

See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

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

                          2.   Financial Statements of ICON Eagle Carina Holdings, LLC.

                          3.   Financial Statements of ICON Eagle Corona Holdings, LLC.

*    XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ICON Mayon, LLC

(A Marshall Islands Limited Liability Company)

Report of Independent Registered Public Accounting Firm

The Members
ICON Mayon, LLC

We have audited the accompanying balance sheet of ICON Mayon, LLC (the “Company”) as of December 31, 2011, and the related statements of comprehensive loss, changes in members’ (deficit) equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Mayon, LLC at December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 29, 2012

ICON Mayon, LLC

(A Marshall Islands Limited Liability Company)

Balance Sheets

	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash	$-	$435

Total assets	$-	$435

Liabilities and Members' (Deficit) Equity
Current liabilities:
Other current liabilities	$-	$117,822

Total liabilities	-	117,822

Commitments and contingencies

Members' (deficit) equity	-	(117,387)

Total liabilities and members' (deficit) equity	$-	$435

See accompanying notes to financial statements.

ICON Mayon, LLC

(A Marshall Islands Limited Liability Company)

Statements of Comprehensive Loss

	Years Ended December 31,
	2012	2011
	(unaudited)
Revenue:
Rental income	$-	$3,803,492
Finance income	-	9,687
Loss on sale of leased asset	-	(94,487)
Total revenue	-	3,718,692
Expenses:
Depreciation	-	1,325,246
Impairment loss	-	21,858,385
Vessel operating	446	1,444,183
Interest	-	224,078
Total expenses	446	24,851,892
Net loss	(446)	(21,133,200)

Other comprehensive income:
Change in fair value of derivative financial instruments	-	153,520
Total other comprehensive income	-	153,520
Comprehensive loss	$(446)	$(20,979,680)

See accompanying notes to financial statements.

ICON Mayon, LLC

(A Marshall Islands Limited Liability Company)

Statements of Changes in Members’ (Deficit) Equity

	Members' (Deficit) Equity	Accumulated Other Comprehensive Loss	Total Members' (Deficit) Equity
Balance, December 31, 2010	$24,056,762	$(153,520)	$23,903,242
Net loss	(21,133,200)	-	(21,133,200)
Change in fair value of derivative financial instruments	-	153,520	153,520
Cash distributions to members	(3,040,949)	-	(3,040,949)
Balance, December 31, 2011	(117,387)	-	(117,387)
Net loss (unaudited)	(446)	-	(446)
Equity investment from members (unaudited)	117,833	-	117,833
Balance, December 31, 2012 (unaudited)	$-	$-	$-

See accompanying notes to financial statements.

ICON Mayon, LLC

(A Marshall Islands Limited Liability Company)

Statements of Cash Flows

	Years Ended December 31,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net loss	$(446)	$(21,133,200)
Adjustments to reconcile net loss to net cash used in
operating activities:
Rental income paid directly to lender by lessee	–	(2,550,000)
Finance income	–	(9,687)
Depreciation	–	1,325,246
Interest expense on non-recourse financing paid directly to
lender by lessee	–	174,510
Interest expense from amortization of debt financing costs	–	43,301
Loss on sale of leased asset	–	94,487
Impairment loss	–	21,858,385
Changes in operating assets and liabilities:
Other non-current assets	–	(105,614)
Deferred revenue	–	(554,109)
Other current liabilities	(117,822)	32,508
Accrued interest	–	(1,194)
Net cash used in operating activities	(118,268)	(825,367)
Cash flows from investing activities:
Proceeds from sale of equipment	–	6,508,019
Net cash provided by investing activities	–	6,508,019
Cash flows from financing activities:
Repayments of notes payable - non-recourse	–	(2,608,468)
Equity investment from members	117,833	–
Payment to settle interest rate swap	–	(32,800)
Cash distributions to members	–	(3,040,949)
Net cash provided by (used in) financing activities	117,833	(5,682,217)
Net (decrease) increase in cash	(435)	435
Cash and cash equivalents, beginning of year	435	–
Cash and cash equivalents, end of year	$–	$435

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lender by lessee	$–	$2,550,000
Proceeds from sale of equipment paid directly to lender in settlement of non-recourse debt	$–	$1,767,409

See accompanying notes to financial statements.

ICON Mayon, LLC

(A Marshall Islands Limited Liability Company)

Notes to Financial Statements

December 31, 2012

(unaudited)

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

The manager of the LLC’s Members is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). The Manager manages and controls the business affairs of the LLC pursuant to the terms of the respective limited liability company agreements, as amended, of the LLC’s Members.

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

Asset Impairments

The asset in the LLC’s portfolio is periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of comprehensive loss in the period the determination is made.

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

December 31, 2012

(unaudited)

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

For operating leases, rental income is recognized on a straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected or written off. Accounts receivable is stated at its estimated net realizable value. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2012 and 2011.

Acquisition Fees

Pursuant to Fund Twelve’s limited liability company agreement, an acquisition fee was paid to the Manager equal to 3% of the proportionate share of the purchase price for Fund Twelve’s investment. These fees are capitalized and included in the cost of the investment. Pursuant to Fund Ten’s amended and restated operating agreement, no acquisition fees were paid by Fund Ten to the Manager in connection with the LLC’s investment in the Mayon Spirit.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes.  Therefore, no provision for federal and State income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s federal, State and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense on the statements of comprehensive loss.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  The LLC did not have any uncertain tax positions nor did it have any unrecognized tax benefits as of the periods presented herein.

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

December 31, 2012

(unaudited)

other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments as either assets or liabilities on the balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of members’ (deficit) equity on the balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation, amortization and impairment losses. Actual results could differ from those estimates.

(3)           Leased Equipment at Cost

On July 24, 2007, the LLC purchased an aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to the LLC and approximately $24,938,000 of non-recourse debt borrowed from BNP Paribas (“Paribas,” f/k/a Fortis Bank SA/NV). Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months. The charter commenced on July 24, 2007. The LLC paid approximately $845,000 in transaction-related costs, which included an acquisition fee of approximately $616,000 paid to the Manager.

Depreciation expense was $0 and $1,325,246 for the years ended December 31, 2012 and 2011, respectively.

As a result of negotiations to remarket and ultimately dispose of certain vessels, the Manager determined that the net book value of the Mayon Spirit exceeded the fair value.  The LLC recognized an impairment loss of approximately $21,858,000 during the year ended December 31, 2011.  On September 23, 2011, the LLC sold the Mayon Spirit for proceeds of approximately $8,275,000 and satisfied the remaining related third-party debt. The LLC recorded a loss on sale of approximately $94,000.

(4)           Non-Recourse Long-Term Debt

On July 24, 2007, the LLC borrowed approximately $24,938,000 in connection with the acquisition of the Mayon Spirit. The non-recourse long-term debt matured on July 25, 2011 and accrued interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year. The non-recourse long-term debt required monthly payments ranging from $476,000 to $527,000. The lender had a security interest in the Mayon Spirit and an assignment of the charter hire payments. The LLC paid and capitalized approximately $187,000 in debt financing costs. All obligations under the non-recourse long-term debt were satisfied in 2011.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Paribas in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of June 19, 2008, fixed the interest rate at 6.35% per year. During the year ended December 31, 2011, the LLC recorded in accumulated other comprehensive loss a cumulative decrease in the fair value of the interest rate swap contract of approximately $154,000.

ICON Mayon, LLC

(A Marshall Islands Limited Liability Company)

Notes to Financial Statements

December 31, 2012

(unaudited)

(5)                 Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

 The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of December 31, 2011:

					Total Impairment Loss
	Carrying value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2011	Level 1	Level 2	Level 3	December 31, 2011
Leased equipment at cost	$-	$-	$8,260,208	$-	$21,858,385

The LLC’s non-financial assets are valued using observable market inputs and are classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and prices determined based on arm’s length negotiated transactions with a third party for fair value measurements of its non-financial assets.

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

The LLC settled its remaining interest rate swap on July 5, 2011.

For this derivative, the LLC recorded the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and within the same line item on the statements of comprehensive loss as the impact of the hedged transaction. During the years ended December 31, 2012 and 2011, the LLC recorded no hedge ineffectiveness in earnings.

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the statements of comprehensive loss for the year ended December 31, 2011:

ICON Mayon, LLC

(A Marshall Islands Limited Liability Company)

Notes to Financial Statements

December 31, 2012

(unaudited)

Year Ended	Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

December 31, 2011	Interest rate swaps	$(3,756)	Interest	$(157,276)

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

(7)                 Transactions with Related Parties

In the ordinary course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(8)                 Concentration of Risk

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

For the year ended December 31, 2011, the LLC had one lessee that accounted for 100% of total rental income.

ICON Eagle Carina Holdings, LLC

(A Marshall Islands Limited Liability Company)

Report of Independent Registered Public Accounting Firm

The Members
ICON Eagle Carina Holdings, LLC

We have audited the accompanying consolidated balance sheet of ICON Eagle Carina Holdings, LLC (the “Company”) as of December 31, 2012, and the related consolidated statements of comprehensive (loss) income, changes in members’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Eagle Carina Holdings, LLC at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 19, 2013

ICON Eagle Carina Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Balance Sheets
	December 31,
	2012	2011
		(unaudited)
Assets
Current assets:
Cash	$482,853	$230,934
Non-current assets:
Leased equipment at cost (less accumulated depreciation
of $18,540,558 and $11,304,073, respectively)	13,927,719	28,967,985
Other non-current assets	522,434	575,456
Total non-current assets	14,450,153	29,543,441
Total assets	$14,933,006	$29,774,375
Liabilities and Members’ Equity
Current liabilities:
Current portion of non-recourse long-term debt	$7,049,880	$5,255,668
Derivative financial instrument	89,398	217,434
Deferred revenue	724,084	720,557
Accrued expense	35,435	61,852
Total current liabilities	7,898,797	6,255,511
Non-current liabilities:
Non-recourse long-term debt, less current portion	-	7,049,880
Total liabilities	7,898,797	13,305,391
Members’ equity:
Members’ equity	7,106,781	16,659,392
Accumulated other comprehensive loss	(72,572)	(190,408)
Total members’ equity	7,034,209	16,468,984
Total liabilities and members’ equity	$14,933,006	$29,774,375
See accompanying notes to consolidated financial statements.

ICON Eagle Carina Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income
	Years Ended December 31,
	2012	2011
		(unaudited)
Revenue:
Rental income	$5,945,972	$5,945,972
Expenses:
Interest	458,317	675,327
Depreciation	7,236,485	3,721,772
Impairment loss	7,803,781	-
Total expenses	15,498,583	4,397,099
Net (loss) income	(9,552,611)	1,548,873

Other comprehensive income:
Change in fair value of derivative financial instrument	117,836	149,223
Total other comprehensive income	117,836	149,223
Comprehensive (loss) income	$(9,434,775)	$1,698,096
See accompanying notes to consolidated financial statements.

ICON Eagle Carina Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity
Members’ Equity
Balance, December 31, 2010 (unaudited)	$14,770,888
Net income (unaudited)	1,548,873
Change in fair value of derivative financial instrument (unaudited)	149,223
Balance, December 31, 2011 (unaudited)	16,468,984
Net loss	(9,552,611)
Change in fair value of derivative financial instrument	117,836
Balance, December 31, 2012	$7,034,209
See accompanying notes to consolidated financial statements.

ICON Eagle Carina Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2012	2011
		(unaudited)
Cash flows from operating activities:
Net (loss) income	$(9,552,611)	$1,548,873
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Rental income paid directly to lender by lessee	(5,697,581)	(5,686,403)
Depreciation	7,236,485	3,721,772
Interest expense on non-recourse financing paid directly to lender by lessee	405,296	586,441
Interest expense from amortization of debt financing costs	53,022	81,109
Impairment loss	7,803,781	-
Changes in operating assets and liabilities:
Other assets	-	(24,385)
Deferred revenue	3,527	3,527
Net cash provided by operating activities	251,919	230,934
Net increase in cash	251,919	230,934
Cash, beginning of year	230,934	-
Cash, end of year	$482,853	$230,934

Supplemental disclosure of non-cash financing activities:
Principal and interest on non-recourse long-term debt paid directly to
lenders by lessee	$5,697,581	$5,686,403
See accompanying notes to consolidated financial statements.

ICON Eagle Carina Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(1)                 Organization

ICON Eagle Carina Holdings, LLC (the “LLC”) was formed on December 3, 2008 as a Marshall Islands limited liability company, and commenced operations on December 18, 2008.  The LLC is a joint venture between two affiliated entities, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (collectively, the “LLC’s Members”).  Fund Ten and Fund Twelve have ownership interests of 35.7% and 64.3%, respectively, in the LLC’s profits, losses and cash distributions.  The LLC is engaged in one business segment, the business of purchasing business-essential equipment and corporate infrastructure and leasing to businesses.

The manager of the LLC’s Members is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”).  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions into which the LLC enters.

(2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.

The consolidated financial statements include the accounts of the LLC and its wholly-owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

The LLC evaluated all subsequent events through March 19, 2013, the date the consolidated financial statements were issued.

Cash

Cash includes cash in banks. Restricted cash of $500,000 is included in other assets in the LLC’s consolidated balance sheets at December 31, 2012 and 2011.

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

ICON Eagle Carina Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

Depreciation

The LLC records depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, the LLC first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of comprehensive (loss) income in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full.  The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of releasing costs.  The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

Each equipment lease the LLC enters into is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated. The LLC has not entered into any finance leases.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other current assets, as appropriate.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends.  The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable.  Revenue on non-accrual accounts is recognized only when cash has been received.  No allowance was deemed necessary at December 31, 2012 and 2011.

ICON Eagle Carina Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on the LLC’s non-recourse long-term debt.  The LLC enters into these instruments only for hedging underlying exposures.  The LLC does not hold or issue derivative financial instruments for purposes other than hedging.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for its derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value.  Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions.  The LLC paid an acquisition fee to the Manager equal to 3% of the investment made in long-lived assets by or on behalf of the LLC, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the LLC’s consolidated statements of comprehensive (loss) income.  Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the LLC’s consolidated statements of comprehensive (loss) income.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes.  Therefore, no provision for federal and State income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s federal, State and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statements of comprehensive (loss) income.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  The LLC did not have any uncertain tax positions nor did it have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

(3)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

ICON Eagle Carina Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

	December 31,
	2012	2011
Marine - crude oil tanker	$32,468,277	$40,272,058
Less: accumulated depreciation	18,540,558	11,304,073
Leased equipment at cost, less accumulated depreciation	$13,927,719	$28,967,985

Depreciation expense was $7,236,485 and $3,721,772 for the years ended December 31, 2012 and 2011, respectively.

On December 18, 2008, the Singaporean flag vessel Eagle Carina was purchased for $39,010,000, of which $27,000,000 was financed through non-recourse debt from BNP Paribas and DVB Bank SE.  The Eagle Carina is subject to an 84-month bareboat charter with AET Inc. Limited that expires on November 14, 2013.

In connection with the LLC’s annual impairment review process for the year ended December 31, 2011, the LLC’s Manager had changed the end of lease residual value relating to the Eagle Carina.  Accordingly, effective January 1, 2012, the remaining net book value of the Eagle Carina will be depreciated over the remaining term of the lease using the straight-line method to the reduced residual value.

In connection with the LLC’s annual impairment review process for the year ended December 31, 2012, the LLC’s Manager concluded that the carrying value of the Eagle Carina was not recoverable and determined that an impairment existed.  That determination was based on a forecast of undiscounted contractual cash flows for the remaining term of the lease and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the vessel.  Projected future scrap rates are a critical component of that analysis as well as negotiated rates related to re-leasing of the vessel.  Based on the Manager’s review of the Eagle Carina, the net book value of the Eagle Carina exceeded the estimated undiscounted cash flows and exceeded the fair value and, as a result, the LLC recognized an impairment loss of approximately $7,804,000 for the year ended December 31, 2012.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next year were $4,462,125 at December 31, 2012.

(4)       Non-Recourse Long-Term Debt

On December 18, 2008, the LLC borrowed $27,000,000 in connection with the acquisition of the Eagle Carina.  The non-recourse long-term debt obligation matures on November 14, 2013 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus a 1.75% per year margin.  The lender has a security interest in the Eagle Carina and an assignment of the charter hire.  The LLC paid and capitalized approximately $405,000 in debt financing costs.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with BNP Paribas on December 4, 2008 in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation.  The interest rate swap contract fixed the interest rate of the debt at 3.85% per year.

As of December 31, 2012 and 2011, the LLC had capitalized debt financing costs of $22,434 and $75,456, respectively.  For the years ended December 31, 2012 and 2011, the LLC recognized interest expense from amortization of debt financing costs of $53,022 and $81,109, respectively.

The aggregate maturities of non-recourse long-term debt over the next year were $7,049,880 at December 31, 2012.

(5)       Transactions with Related Parties

In the ordinary course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

ICON Eagle Carina Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

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

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt.  The LLC’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service.  Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed rate interest payments over the life of the agreement without exchange of the underlying notional amount.

Designated Derivative

As of December 31, 2012 and 2011, the LLC had one floating-to-fixed interest rate swap with BNP Paribas that is designated and qualifying as a cash flow hedge with a notional amount of $7,049,880 and $12,305,548, respectively.  This interest rate swap matures on November 14, 2013.

For this derivative, the LLC records the gain or loss from the effective portion of changes in the fair value of derivative designated and qualifying as a cash flow hedge in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive (loss) income as the impact of the hedged transaction.  At December 31, 2012 and 2011, AOCI included accumulated unrealized losses on derivative financial instrument of $72,572 and $190,408, respectively.

The table below presents the fair value of the LLC’s derivative financial instrument as well as its classification within the LLC’s consolidated balance sheets as of December 31, 2012 and 2011:

	Liability Derivative
		December 31,
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value
Derivative designated as hedging instrument:
Interest rate swap	Derivative financial instrument	$89,398	$217,434

The table below presents the effect of the LLC’s derivative financial instrument designated as a cash flow hedging instrument on the consolidated statements of comprehensive (loss) income for the years ended December 31, 2012 and 2011:

ICON Eagle Carina Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

	Derivative	Amount of Gain (Loss)	Location of	Amount of
	Designated as	Recognized in	Gain (Loss) Reclassified	Gain (Loss) Reclassified
	Hedging	AOCI on Derivative	from AOCI into Income	from AOCI into Income
Year Ended	Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)
December 31, 2012	Interest rate swap	$(43,762)	Interest expense	$(161,598)

December 31, 2011	Interest rate swap	$(120,540)	Interest expense	$(269,763)

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

As of December 31, 2012 and 2011, the fair value of the derivatives in a liability position was $89,398 and $217,434, respectively. Derivative contracts may contain credit risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2012 and 2011, the termination value would be $73,859 and $223,135, respectively.

(7)       Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•         Level 1: Quoted market price available in active markets for identical assets or liabilities as of the reporting date.

•         Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•         Level 3: Pricing inputs that are general unobservable and cannot be corroborated by market data.

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

The following table summarizes the valuation of the LLC’s material financial liability measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Liability:
Derivative financial instrument	$-	$89,398	$-	$89,398

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Liability:
Derivative financial instrument	$-	$217,434	$-	$217,434

ICON Eagle Carina Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

The LLC’s derivative financial instruments are valued using models based on readily observable and unobservable market parameters for all substantial terms of the LLC’s derivative financial instruments and are classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative financial instruments.   The LLC utilizes a model that incorporates common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by incorporating such factors as the term to maturity, Treasury curve, LIBOR rates, and the payment rates on the fixed portion of the interest rate swaps. Thereafter, the LLC compares third party quotations received to its own estimate of fair value to evaluate for reasonableness.

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

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2012:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Leased equipment at cost	$13,927,719	$-	$-	$13,927,719	$7,803,781

No impairment loss was recorded during the year ended December 31, 2011.

The LLC’s non-financial assets were valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3.  The LLC used projected cash flows discounted at rates ranging between 8% and 10% per year for fair value measurements of its non-financial assets.

(8)       Concentration of Risk

In the ordinary course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and derivative obligations is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

For the years ended December 31, 2012 and 2011, the LLC had one lessee that accounted for 100% of total rental income.

As of December 31, 2012 and 2011, the LLC had one lessee that accounted for 93.0% and 97.3% of total assets, respectively.

As of December 31, 2012 and 2011, the LLC had one lender that accounted for 89.3% and 92.5% of total liabilities, respectively.

ICON Eagle Corona Holdings, LLC

(A Marshall Islands Limited Liability Company)

Report of Independent Registered Public Accounting Firm

The Members
ICON Eagle Corona Holdings, LLC

We have audited the accompanying consolidated balance sheet of ICON Eagle Corona Holdings, LLC (the “Company”) as of December 31, 2012, and the related consolidated statements of comprehensive (loss) income, changes in members’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Eagle Corona Holdings, LLC at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 19, 2013

ICON Eagle Corona Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2012	2011
		(unaudited)
Assets
Current assets:
Cash	$92,426	$-
Non-current assets:
Leased equipment at cost (less accumulated depreciation
of $18,528,018 and $10,843,474, respectively)	13,992,131	31,761,128
Other non-current assets	524,913	505,435
Total non-current assets	14,517,044	32,266,563
Total assets	$14,609,470	$32,266,563

Liabilities and Members’ Equity
Current liabilities:
Current portion of non-recourse long-term debt	$7,635,035	$5,365,595
Derivative financial instrument	108,129	260,828
Deferred revenue	793,932	860,256
Accrued expense	41,724	71,047
Total current liabilities	8,578,820	6,557,726
Non-current liabilities:
Non-recourse long-term debt, less current portion	-	7,635,035
Total liabilities	8,578,820	14,192,761
Members’ equity:
Members' equity	6,118,877	18,303,216
Accumulated other comprehensive loss	(88,227)	(229,414)
Total members' equity	6,030,650	18,073,802
Total liabilities and members’ equity	$14,609,470	$32,266,563

See accompanying notes to consolidated financial statements.

ICON Eagle Corona Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2012	2011
		(unaudited)
Revenue:
Rental income	$6,088,824	$6,088,824
Expenses:
Interest	504,166	733,884
Depreciation	7,684,544	3,611,285
Impairment loss	10,084,453	-
Total expenses	18,273,163	4,345,169
Net (loss) income	(12,184,339)	1,743,655

Other comprehensive income:
Change in fair value of derivative financial instrument	141,187	176,965
Total other comprehensive income	141,187	176,965
Comprehensive (loss) income	$(12,043,152)	$1,920,620

See accompanying notes to consolidated financial statements.

ICON Eagle Corona Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity

Members’ Equity
Balance, December 31, 2010 (unaudited)	$16,153,182
Net income (unaudited)	1,743,655
Change in fair value of derivative financial instrument (unaudited)	176,965
Balance, December 31, 2011 (unaudited)	18,073,802
Net loss	(12,184,339)
Change in fair value of derivative financial instrument	141,187
Balance, December 31, 2012	$6,030,650

See accompanying notes to consolidated financial statements.

ICON Eagle Corona Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
		(unaudited)
Cash flows from operating activities:
Net (loss) income	$(12,184,339)	$1,743,655
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Rental income paid directly to lender by lessee	(5,853,839)	(5,849,869)
Depreciation	7,684,544	3,611,285
Interest expense on non-recourse financing paid directly to lender by lessee	447,409	683,474
Interest expense from amortization of debt financing costs	56,758	85,605
Impairment loss	10,084,453	-
Changes in operating assets and liabilities:
Deferred revenue	(66,324)	(66,324)
Other asset	(76,236)	(207,826)
Net cash provided by operating activities	92,426	-
Net increase in cash	92,426	-
Cash, beginning of year	-	-
Cash, end of year	$92,426	$-

Supplemental disclosure of non-cash financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessee	$5,853,839	$5,849,869

See accompanying notes to consolidated financial statements.

ICON Eagle Corona Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(1)                 Organization

ICON Eagle Corona Holdings, LLC (the “LLC”) was formed on December 3, 2008 as a Marshall Islands limited liability company, and commenced operations on December 18, 2008. The LLC is a joint venture between two affiliated entities, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (collectively the “LLC’s Members”). Fund Ten and Fund Twelve have ownership interests of 35.7% and 64.3%, respectively, in the LLC’s profits, losses and cash distributions. The LLC is engaged in one business segment, the business of purchasing business-essential equipment and corporate infrastructure and leasing to businesses.

The manager of the LLC’s Members is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions into which the LLC enters.

(2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.

The consolidated financial statements include the accounts of the LLC and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC evaluated all subsequent events through March 19, 2013, the date the consolidated financial statements were issued.

Cash

Cash includes cash in banks. Restricted cash of $500,000 and approximately $424,000 is included in other assets in the LLC’s consolidated balance sheets at December 31, 2012 and 2011, respectively.

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

ICON Eagle Corona Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

Depreciation

The LLC records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the LLC first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination. Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of comprehensive (loss) income in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of releasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

Each equipment lease the LLC enters into is classified as either a finance lease or an operating lease, which is based upon the terms of each lease. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated. The LLC has not entered into any finance leases.

For operating leases, rental income is recognized on a straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected or written off. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other current assets, as appropriate.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2012 and 2011.

ICON Eagle Corona Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on the LLC’s non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC  accounts for derivative transactions as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC  recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The LLC paid an acquisition fee to the Manager equal to 3% of the investment made in long-lived assets by or on behalf of the LLC, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the LLC’s consolidated statements of comprehensive (loss) income. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the LLC’s consolidated statements of comprehensive (loss) income.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes. Therefore, no provision for federal and State income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual members rather than the LLC. The LLC’s federal, State and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statements of comprehensive (loss) income. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The LLC did not have any uncertain tax positions nor did it have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.

(3)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

ICON Eagle Corona Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

	December 31,
	2012	2011
Marine - crude oil tanker	$32,520,149	$42,604,602
Less: accumulated depreciation	18,528,018	10,843,474
Leased equipment at cost, less accumulated depreciation	$13,992,131	$31,761,128

Depreciation expense was $7,684,544 and $3,611,285 for the years ended December 31, 2012 and 2011, respectively.

On December 18, 2008, the Singaporean flag vessel Eagle Corona was purchased for $41,270,000, of which $28,000,000 was financed through non-recourse debt from BNP Paribas and DVB Bank SE. The Eagle Corona is subject to an 84-month bareboat charter with AET Inc. Limited that expires on November 14, 2013.

In connection with the LLC’s annual impairment review process for the year ended December 31, 2011, the LLC’s Manager had changed the end of lease residual value relating to the Eagle Corona.  Accordingly, effective January 1, 2012, the remaining net book value of the Eagle Corona will be depreciated over the remaining term of the lease using the straight-line method to the reduced residual value.

In connection with the LLC’s annual impairment review process for the year ended December 31, 2012, the LLC’s Manager concluded that the carrying value of the Eagle Corona was not recoverable and determined that an impairment existed.  That determination was based on a forecast of undiscounted contractual cash flows for the remaining term of the lease and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the vessel.  Projected future scrap rates are a critical component of that analysis as well as negotiated rates related to re-leasing of the vessel.  Based on the Manager’s review of the Eagle Corona, the net book value of the Eagle Corona exceeded the estimated undiscounted cash flows and exceeded the fair value and, as a result, the LLC recognized an impairment loss of approximately $10,084,000 for the year ended December 31, 2012.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next year were $4,516,875 at December 31, 2012.

(4)       Non-Recourse Long-Term Debt

On December 18, 2008, the LLC borrowed $28,000,000 in connection with the acquisition of the Eagle Corona. The non-recourse long-term debt obligation matures on November 14, 2013 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus a 1.75% per year margin. The lender has a security interest in the Eagle Corona and an assignment of the charter hire. The LLC paid and capitalized approximately $422,000 in debt financing costs.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with BNP Paribas on December 4, 2008 in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract fixed the interest rate of the debt at 3.85% per year.

As of December 31, 2012 and 2011, the LLC had capitalized net debt financing costs of $24,913 and $81,671, respectively. For the years ended December 31, 2012 and 2011, the LLC recognized interest expense from amortization of debt financing costs of $56,758 and $85,605, respectively.

The aggregate maturities of non-recourse long-term debt over the next year were $7,635,035 at December 31, 2012.

(5)      Transactions with Related Parties

In the ordinary course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

ICON Eagle Corona Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

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

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt. The LLC’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

Designated Derivative

As of December 31, 2012 and 2011, the LLC had one floating-to-fixed interest rate swap with BNP Paribas that is designated and qualifying as a cash flow hedge with notional amounts of $7,635,035 and $13,000,630, respectively. This interest rate swap matures on November 14, 2013.

For this derivative, the LLC records the gain or loss from the effective portion of changes in the fair value of derivative designated and qualifying as a cash flow hedge in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive (loss) income as the impact of the hedged transaction.

At December 31, 2012 and 2011, AOCI included accumulated unrealized losses on derivative financial instruments of $88,227 and $229,414, respectively.

The table below presents the fair value of the LLC’s derivative financial instrument as well as its classification within the LLC’s consolidated balance sheets as of December 31, 2012 and 2011:

	Liability Derivative
		December 31,
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value

Derivative designated as hedging instrument:

Interest rate swap	Derivative financial instrument	$108,129	$260,828

ICON Eagle Corona Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

The table below presents the effect of the LLC’s derivative financial instrument designated as a cash flow hedging instrument on the consolidated statements of comprehensive (loss) income for the years ended December 31, 2012 and 2011:

	Derivative	Amount of Gain (Loss)	Location of Gain (Loss)	Amount of
	Designated as	Recognized in AOCI on	Reclassified	Gain (Loss) Reclassified
	Hedging	Derivatives	from AOCI into Income	from AOCI into Income
Year Ended	Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)
December 31, 2012	Interest rate swap	$(48,435)	Interest expense	$(189,622)

December 31, 2011	Interest rate swap	$(132,366)	Interest expense	$(309,331)

   Derivative Risks

The LLC manages exposure to possible defaults on derivatives by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to enter into derivative contracts only with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

As of December 31, 2012 and 2011, the fair value of the derivative in a liability position was $108,129 and $260,828, respectively. Derivative contracts may contain credit risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2012 and 2011, the termination value would be $89,808 and $236,638, respectively.

(7)       Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•         Level 1:  Quoted market price available in active markets for identical assets or liabilities as of the reporting date.

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

The following table summarizes the valuation of the LLC’s material financial liability measured at fair value on a recurring basis as of December 31, 2012 and 2011:

ICON Eagle Corona Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Liability:
Derivative financial instrument	$-	$108,129	$-	$108,129

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Liability:
Derivative financial instrument	$-	$260,828	$-	$260,828

The LLC’s derivative financial instruments are valued using models based on readily observable and unobservable market parameters for all substantial terms of the LLC’s derivative financial instruments and are classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative financial instruments.   The LLC utilizes a model that incorporates common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by incorporating such factors as the term to maturity, Treasury curve, LIBOR rates, and the payment rates on the fixed portion of the interest rate swaps. Thereafter, the LLC compares third party quotations received to its own estimate of fair value to evaluate for reasonableness.

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

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2012:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Leased equipment at cost	$13,992,131	$-	$-	$13,992,131	$10,084,453

No impairment loss was recorded during the year ended December 31, 2011.

The LLC’s non-financial assets were valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3.  The LLC used projected cash flows discounted at rates ranging between 8% and 10% per year for fair value measurements of its non-financial assets.

(8)      Concentration of Risk

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

For the years ended December 31, 2012 and 2011, the LLC had one lessee that accounted for 100% of total rental income.

ICON Eagle Corona Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

As of December 31, 2012 and 2011, the LLC had one lessee that accounted for 95.8% and 98.4% of total assets, respectively.

As of December 31, 2012 and 2011, the LLC had one lender that accounted for 89.0% and 91.6% of total liabilities, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Ten, LLC

(Registrant)

By: ICON Capital, LLC

      (Manager of the Registrant)

March 19, 2013

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

By: ICON Capital, LLC

      (Manager of the Registrant)

March 19, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)