Form 10-Q
period 2013-03-31
ICON INCOME FUND TEN LLC
filed 2013-05-10
CIK 1220606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number:_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

☐ Yes    ☑  No

Number of outstanding shares of limited liability company interests of the registrant on May 7, 2013 is 148,211.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,519,281	$1,805,049
Current portion of net investment in finance leases	12,968,109	10,304,383
Other current assets	28,590	92,754
Total current assets	15,515,980	12,202,186
Non-current assets:
Net investment in finance leases, less current portion	25,227,169	29,726,814
Investment in joint ventures	360,550	710,564
Other non-current assets	24,800	24,800
Total non-current assets	25,612,519	30,462,178
Total assets	$41,128,499	$42,664,364

Liabilities and Equity
Current liabilities:
Accrued expenses	$30,719	$45,885
Indemnification liability	349,235	372,143
Other current liabilities	13,481	13,481
Total liabilities	393,435	431,509

Commitments and contingencies (Note 6)

Equity:
Members’ equity:
Additional members	41,634,941	43,138,938
Manager	(891,877)	(876,685)
Accumulated other comprehensive loss	(35,741)	(57,405)
Total members’ equity	40,707,323	42,204,848
Noncontrolling interests	27,741	28,007
Total equity	40,735,064	42,232,855
Total liabilities and equity	$41,128,499	$42,664,364

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue and other income:
Rental income	$-	$3,878
Finance income	1,609,281	1,674,892
Loss from investment in joint ventures	(371,678)	(413,365)
Interest and other income	20,715	14,079
Total revenue and other income	1,258,318	1,279,484
Expenses:
Management fees	-	109,611
Administrative expense reimbursements	-	99,178
General and administrative	252,476	312,463
Depreciation and amortization	-	590
Total expenses	252,476	521,842
Net income	1,005,842	757,642
Less: net loss attributable to noncontrolling interests	(266)	(490)
Net income attributable to Fund Ten	1,006,108	758,132

Other comprehensive income:
Change in fair value of derivative financial instruments	21,664	16,862
Currency translation adjustments	-	(1,151)
Total other comprehensive income	21,664	15,711
Comprehensive income	1,027,506	773,353
Less: comprehensive loss attributable to noncontrolling interests	(266)	(490)
Comprehensive income attributable to Fund Ten	$1,027,772	$773,843

Net income attributable to Fund Ten allocable to:
Additional members	$996,047	$750,551
Manager	10,061	7,581
	$1,006,108	$758,132

Weighted average number of additional shares of limited liability company
interests outstanding	148,211	148,211
Net income attributable to Fund Ten per weighted average additional
share of limited liability company interests outstanding	$6.72	$5.06

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Accumulated Other Comprehensive (Loss) Income	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	148,211	$43,138,938	$(876,685)	$(57,405)	$42,204,848	$28,007	$42,232,855
Net income (loss)	-	996,047	10,061	-	1,006,108	(266)	1,005,842
Change in fair value of derivative financial instruments	-	-	-	21,664	21,664	-	21,664
Cash distributions	-	(2,500,044)	(25,253)	-	(2,525,297)	-	(2,525,297)
Balance, March 31, 2013 (unaudited)	148,211	$41,634,941	$(891,877)	$(35,741)	$40,707,323	$27,741	$40,735,064

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,005,842	$757,642
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(1,609,281)	(1,674,892)
Loss from investment in joint ventures	371,678	413,365
Depreciation and amortization	-	590
Interest and other income	(22,908)	9,724
Changes in operating assets and liabilities:
Collection of finance leases	3,445,200	1,079,442
Other assets, net	64,164	22,684
Due to Manager and affiliates, net	-	(18,708)
Accrued expenses	(15,166)	(78,555)
Other current liabilities	-	(2,205)
Net cash provided by operating activities	3,239,529	509,087
Cash flows from investing activities:
Investment in joint ventures	-	(55,527)
Principal received on notes receivable	-	95,251
Net cash provided by investing activities	-	39,724
Cash flows from financing activities:
Cash distributions to members	(2,525,297)	(5,555,600)
Net cash used in financing activities	(2,525,297)	(5,555,600)
Net increase (decrease) in cash and cash equivalents	714,232	(5,006,789)
Cash and cash equivalents, beginning of period	1,805,049	6,171,596
Cash and cash equivalents, end of period	$2,519,281	$1,164,807

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(1)        Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Income Fund Ten, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the manager of the LLC, ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results for the interim period are not necessarily indicative of the results for the full year.

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

As the LLC’s finance leases are limited in number, the Manager is able to estimate the credit loss reserve based on a detailed analysis of each lease as opposed to using portfolio-based metrics and credit loss reserve. Leases are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a lease becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a credit loss reserve should be established or whether the lease should be restructured. Material events would be specifically disclosed in the discussion of each lease held.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income, by component, on the respective line items of net income. The adoption of ASU 2013-02 became effective for the LLC on January 1, 2013 and did not have a material effect on the consolidated financial statements.

(2)         Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2013	2012
Minimum rents receivable	$41,827,203	$45,272,403
Estimated residual values	7,300,000	7,300,000
Unearned income	(10,931,925)	(12,541,206)
Net investment in finance leases	38,195,278	40,031,197
Less: current portion of net investment in finance leases	12,968,109	10,304,383
Net investment in finance leases, less current portion	$25,227,169	$29,726,814

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(3)        Investment in Joint Ventures

ICON Eagle Corona Holdings, LLC

On December 18, 2008, ICON Eagle Corona Holdings, LLC, a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by ICON Leasing Fund Twelve, LLC, an entity also managed by the Manager (“Fund Twelve”), purchased an aframax product tanker, the Eagle Corona, for $41,270,000, of which $28,000,000 was financed with non-recourse debt. The Eagle Corona is subject to an 84-month bareboat charter with AET, Inc. Limited that expires on November 14, 2013.

Subsequent to December 31, 2012, several potential counterparties to the re-leasing opportunities for the Eagle Corona terminated negotiations, which was an indicator that the Eagle Corona’s carrying value may be impaired. The joint venture updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, the joint venture recognized an impairment loss of approximately $311,000 for the three months ended March 31, 2013, of which the LLC’s share was approximately $111,000.

For the three months ended March 31, 2013, the LLC recorded approximately $101,000 in loss from investment in joint ventures that reduced the LLC’s investment to $0. The LLC is no longer required to record its share of the joint venture’s losses since the LLC has no obligation to fund future losses.

Information as to the results of operations of ICON Eagle Corona Holdings is summarized below:

	Three Months Ended March 31,
	2013	2012
Revenue	$1,522,206	$1,522,206
Net loss	$(763,987)	$(544,868)
LLC’s share of net loss	$(272,744)	$(194,518)

ICON Eagle Carina Holdings, LLC

On December 18, 2008, ICON Eagle Carina Holdings, LLC, a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by Fund Twelve, purchased an aframax product tanker, the Eagle Carina, for $39,010,000, of which $27,000,000 was financed with non-recourse debt. The Eagle Carina is subject to an 84-month bareboat charter with AET, Inc. Limited that expires on November 14, 2013.

Subsequent to December 31, 2012, several potential counterparties to the re-leasing opportunities for the Eagle Carina terminated negotiations, which was an indicator that the Eagle Carina’s carrying value may be impaired. The joint venture updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, the joint venture recognized an impairment loss of approximately $314,000 for the three months ended March 31, 2013, of which the LLC’s share was approximately $112,000.

Information as to the results of operations of ICON Eagle Carina Holdings is summarized below:

	Three Months Ended March 31,
	2013	2012
Revenue	$1,486,493	$1,486,493
Net loss	$(758,982)	$(457,478)
LLC’s share of net loss	$(270,956)	$(163,320)

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(4)        Transactions with Related Parties

The LLC paid distributions to the Manager of $25,253 and $55,556 for the three months ended March 31, 2013 and 2012, respectively. Additionally, the Manager’s interest in the net income attributable to the LLC was $10,061 and $7,581 for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, the Manager suspended the collection of management fees and administrative expense reimbursements of approximately $226,000 and $69,000, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2013	2012
ICON Capital, LLC	Manager	Management fees (1)	$-	$109,611
ICON Capital, LLC	Manager	Administrative expense reimbursements (1)	-	99,178
			$-	$208,789

(1) Amount charged directly to operations.

(5)         Derivative Financial Instruments

The LLC may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC recognizes all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

Counterparty Risk

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

March 31, 2013

(unaudited)

enter into derivative contracts only with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

            Designated Derivatives

As of March 31, 2013, the LLC has interests through joint ventures in two floating-to-fixed interest rate swaps relating to ICON Eagle Corona Holdings and ICON Eagle Carina Holdings designated and qualifying as cash flow hedges with an aggregate notional amount of $11,963,783.  These interest rate swaps mature on November 14, 2013.

For these derivatives, the joint ventures record their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of loss from investment in joint ventures. During the three months ended March 31, 2013 and 2012, the joint ventures recorded no hedge ineffectiveness in earnings.

During the twelve months ending March 31, 2014, the LLC estimates that approximately $36,000 will be reclassified from AOCI to loss from investment in joint ventures.

The table below presents the effect of the LLC’s share of the joint ventures’ derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012:

Period	Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Three Months Ended March 31, 2013	Interest rate swaps	$(693)	Loss from investment in joint ventures	$(22,357)

Three Months Ended March 31, 2012	Interest rate swaps	$(20,019)	Loss from investment in joint ventures	$(36,881)

At March 31, 2013 and December 31, 2012, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps was $35,741 and $57,405, respectively.

(6)         Commitments and Contingencies

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

Item 2.  Manager's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we commenced our liquidation period, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Revenue and other income for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended March 31,
	2013	2012	Change
Rental income	$-	$3,878	$(3,878)
Finance income	1,609,281	1,674,892	(65,611)
Loss from investment in joint ventures	(371,678)	(413,365)	41,687
Interest and other income	20,715	14,079	6,636
Total revenue and other income	$1,258,318	$1,279,484	$(21,166)

Total revenue and other income for the 2013 Quarter decreased $21,166, or 1.7%, as compared to the 2012 Quarter. The decrease in total revenue and other income was primarily due to decreased finance income due to the normal lifecycle of our bareboat charters with ZIM Israel Navigation Co. Ltd. This was partially offset by a smaller loss from investment in joint ventures in the 2013 Quarter as compared to the 2012 Quarter since we are no longer required to record our share of one joint venture’s losses after the investment has been reduced to zero.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended March 31,
	2013	2012	Change
Management fees	$-	$109,611	$(109,611)
Administrative expense reimbursements	-	99,178	(99,178)
General and administrative	252,476	312,463	(59,987)
Depreciation and amortization	-	590	(590)
Total expenses	$252,476	$521,842	$(269,366)

Total expenses for the 2013 Quarter decreased $269,366, or 51.6%, as compared to the 2012 Quarter. The decrease in total expenses was primarily due to our Manager’s suspended collection of management fees and administrative expense reimbursements. General and administrative expenses decreased due to the continued reduction of expenses as a result of being in our liquidation period.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2013 Quarter and the 2012 Quarter was $1,006,108 and $758,132, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2013 Quarter and the 2012 Quarter was $6.72 and $5.06, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased $1,535,865, from $42,664,364 at December 31, 2012 to $41,128,499 at March 31, 2013.  The decrease was primarily due to cash distributions made to our members and the loss from investment in joint ventures during the 2013 Quarter. The decrease was partially offset by the recognition of finance income.

Current Assets

Current assets increased $3,313,794, from $12,202,186 at December 31, 2012 to $15,515,980 at March 31, 2013. The increase was primarily due to the increase in the current portion of the net investment in finance leases resulting from the scheduled change in charter payments due pursuant to the bareboat charters on two of our vessels and the increase in cash and cash equivalents due to our Manager’s suspended collection of management fees and administrative expense reimbursements. The increase was partially offset by cash distributions made to our members in the 2013 Quarter.

Equity

Equity decreased $1,497,791, from $42,232,855 at December 31, 2012 to $40,735,064 at March 31, 2013.   The decrease  was primarily the result of cash distributions paid to our members, which were partially offset by net income in the 2013 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $2,519,281 and $1,805,049, respectively.  During our liquidation period, which we commenced on May 1, 2010, our main sources of cash are the collection of rental payments pursuant to our non-leveraged finance leases and proceeds from sale of equipment and our main use of cash is distributions to our members.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

During our liquidation period, cash generated by our investing activities has become a more significant source of our liquidity as we sell assets and/or let our investments mature in the ordinary course of business. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our members, general and administrative expense, management fees and administrative expense reimbursements. We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Cash Flows

Operating Activities

Cash provided by operating activities increased $2,730,442, from $509,087 in the 2012 Quarter to $3,239,529 in the 2013 Quarter.  The increase was primarily due to the scheduled increase in bareboat charter receipts and the continued reduction of expenses paid in the 2013 Quarter as compared to the 2012 Quarter as a result of being in our liquidation period.

Investing Activities

Cash provided by investing activities decreased $39,724, from $39,724 in the 2012 Quarter to $0 in the 2013 Quarter. The decrease was primarily due to the absence of any new investment in joint ventures as well as principal received on notes receivable as a result of  Northern Capital Associates satisfying their obligations subsequent to the 2012 Quarter.

Financing Activities

Cash used in financing activities decreased $3,030,303, from $5,555,600 in the 2012 Quarter to $2,525,297 in the 2013 Quarter. The change was due to a decrease in the amount of cash distributed to our members in the 2013 Quarter as compared to the 2012 Quarter.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members starting with the first month after each additional member’s admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of rental and other income from our investments. We paid distributions to our Manager and additional members of $25,253 and $2,500,044, respectively, during the 2013 Quarter.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or redeem any Shares during the three months ended March 31, 2013.

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

May 9, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)