Form 10-Q
period 2013-06-30
ICON INCOME FUND TEN LLC
filed 2013-08-09
CIK 1220606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number:_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☐ Yes    ☑ No

Number of outstanding shares of limited liability company interests of the registrant on August 6, 2013 is 148,211.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,315,632	$1,805,049
Current portion of net investment in finance leases	15,770,015	10,304,383
Other current assets	4,131	92,754
Total current assets	19,089,778	12,202,186
Non-current assets:
Net investment in finance leases, less current portion	20,471,958	29,726,814
Investment in joint ventures	144,623	710,564
Other non-current assets	24,800	24,800
Total non-current assets	20,641,381	30,462,178
Total assets	$39,731,159	$42,664,364

Liabilities and Equity
Current liabilities:
Accrued expenses	$276,856	$45,885
Indemnification liability	349,674	372,143
Other current liabilities	13,481	13,481
Total liabilities	640,011	431,509

Commitments and contingencies (Note 6)

Equity:
Members’ equity:
Additional members	40,027,111	43,138,938
Manager	(908,117)	(876,685)
Accumulated other comprehensive loss	(18,570)	(57,405)
Total members’ equity	39,100,424	42,204,848
Noncontrolling interests	(9,276)	28,007
Total equity	39,091,148	42,232,855
Total liabilities and equity	$39,731,159	$42,664,364

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue and other income:
Rental income	$-	$1,066	$-	$4,944
Finance income	1,530,175	1,700,401	3,139,456	3,375,293
Loss from investment in joint ventures	(233,098)	(342,323)	(604,776)	(755,688)
Interest and other income	(476)	10,063	20,239	24,142
Total revenue and other income	1,296,601	1,369,207	2,554,919	2,648,691
Expenses:
Management fees	-	114,605	-	224,216
Administrative expense reimbursements	-	174,310	-	273,488
General and administrative	407,139	282,504	659,615	594,967
Depreciation and amortization	-	-	-	590
Total expenses	407,139	571,419	659,615	1,093,261
Net income	889,462	797,788	1,895,304	1,555,430
Less: net loss attributable to noncontrolling interests	(37,017)	-	(37,283)	(490)
Net income attributable to Fund Ten	926,479	797,788	1,932,587	1,555,920

Other comprehensive income:
Change in fair value of derivative financial instruments	17,171	29,868	38,835	46,730
Currency translation adjustments	-	-	-	(1,151)
Total other comprehensive income	17,171	29,868	38,835	45,579
Comprehensive income	906,633	827,656	1,934,139	1,601,009
Less: comprehensive loss attributable to
noncontrolling interests	(37,017)	-	(37,283)	(490)
Comprehensive income attributable to Fund Ten	$943,650	$827,656	$1,896,856	$1,601,499

Net income attributable to Fund Ten allocable to:
Additional members	$917,214	$789,811	$1,913,261	$1,540,360
Manager	9,265	7,977	19,326	15,560
	$926,479	$797,788	$1,932,587	$1,555,920

Weighted average number of additional shares of limited
liability company interests outstanding	148,211	148,211	148,211	148,211
Net income attributable to Fund Ten per weighted average
additional share of limited liability company interests outstanding	$6.19	$5.33	$12.91	$10.39

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Accumulated Other Comprehensive (Loss) Income	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	148,211	$43,138,938	$(876,685)	$(57,405)	$42,204,848	$28,007	$42,232,855
Net income (loss)	-	996,047	10,061	-	1,006,108	(266)	1,005,842
Change in fair value of derivative financial instruments	-	-	-	21,664	21,664	-	21,664
Cash distributions	-	(2,500,044)	(25,253)	-	(2,525,297)	-	(2,525,297)
Balance, March 31, 2013 (unaudited)	148,211	41,634,941	(891,877)	(35,741)	40,707,323	27,741	40,735,064
Net income (loss)	-	917,214	9,265	-	926,479	(37,017)	889,462
Change in fair value of derivative financial instruments	-	-	-	17,171	17,171	-	17,171
Cash distributions	-	(2,525,044)	(25,505)	-	(2,550,549)	-	(2,550,549)
Balance, June 30, 2013 (unaudited)	148,211	$40,027,111	$(908,117)	$(18,570)	$39,100,424	$(9,276)	$39,091,148

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,895,304	$1,555,430
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(3,139,456)	(3,375,293)
Loss from investment in joint ventures	604,776	755,688
Depreciation and amortization	-	590
Interest and other income	(22,469)	-
Changes in operating assets and liabilities:
Collection of finance leases	6,928,680	2,158,884
Other assets, net	88,623	24,478
Due to Manager and affiliates, net	-	(23,637)
Accrued expenses	230,971	(67,642)
Other current liabilities	-	1,561
Net cash provided by operating activities	6,586,429	1,030,059
Cash flows from investing activities:
Investment in joint ventures	-	(55,532)
Principal received on notes receivable	-	446,499
Net cash provided by investing activities	-	390,967
Cash flows from financing activities:
Cash distributions to members	(5,075,846)	(6,414,196)
Net cash used in financing activities	(5,075,846)	(6,414,196)
Net increase (decrease) in cash and cash equivalents	1,510,583	(4,993,170)
Cash and cash equivalents, beginning of period	1,805,049	6,171,596
Cash and cash equivalents, end of period	$3,315,632	$1,178,426

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

(1)        Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Income Fund Ten, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the manager of the LLC, ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results for the interim period are not necessarily indicative of the results for the full year.

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

(2)         Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2013	2012
Minimum rents receivable	$38,343,723	$45,272,403
Estimated residual values	7,300,000	7,300,000
Unearned income	(9,401,750)	(12,541,206)
Net investment in finance leases	36,241,973	40,031,197
Less: current portion of net investment in finance leases	15,770,015	10,304,383
Net investment in finance leases, less current portion	$20,471,958	$29,726,814

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

(3)        Investment in Joint Ventures

ICON Eagle Carina Holdings, LLC

On December 18, 2008, ICON Eagle Carina Holdings, LLC, a Marshall Islands limited liability company owned 35.7% by the LLC and 64.3% by ICON Leasing Fund Twelve, LLC, an entity also managed by the Manager, purchased an aframax product tanker, the Eagle Carina, for $39,010,000, of which $27,000,000 was financed with non-recourse debt. The Eagle Carina is subject to an 84-month bareboat charter with AET, Inc. Limited that expires on November 14, 2013.

Subsequent to December 31, 2012, several potential counterparties with whom the Manager was discussing re-leasing opportunities for the Eagle Carina terminated negotiations, which was an indicator that the Eagle Carina’s carrying value may be impaired. The joint venture updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, the joint venture recognized an impairment loss of approximately $314,000 for the six months ended June 30, 2013, of which the LLC’s share was approximately $112,000.

Information as to the results of operations of ICON Eagle Carina Holdings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$1,486,493	$1,486,493	$2,972,986	$2,972,986
Net loss	$(626,593)	$(435,835)	$(1,385,575)	$(893,313)
LLC’s share of net loss	$(223,694)	$(155,593)	$(494,650)	$(318,913)

(4)        Transactions with Related Parties

The LLC paid distributions to the Manager of $25,505 and $50,758 for the three and six months ended June 30, 2013, respectively. The LLC paid distributions to the Manager of $8,586 and $64,142 for the three and six months ended June 30, 2012, respectively. Additionally, the Manager’s interest in the net income attributable to the LLC was $9,265 and $19,326 for the three and six months ended June 30, 2013, respectively. The Manager’s interest in the net income attributable to the LLC was $7,977 and $15,560 for the three and six months ended June 30, 2012, respectively.

During the three months ended June 30, 2013, the Manager suspended the collection of management fees and administrative expense reimbursements of approximately $228,000 and $61,000, respectively. During the six months ended June 30, 2013, the Manager suspended the collection of management fees and administrative expense reimbursements of approximately $453,000 and $130,000, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2013	2012	2013	2012
ICON Capital, LLC	Manager	Management fees (1)	$-	$114,605	$-	$224,216
ICON Capital, LLC	Manager	Administrative expense reimbursements (1)	-	174,310	-	273,488
			$-	$288,915	$-	$497,704

(1) Amount charged directly to operations.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

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

            Designated Derivatives

As of June 30, 2013, the LLC has interests through joint ventures in two floating-to-fixed interest rate swaps relating to ICON Eagle Corona Holdings, LLC and ICON Eagle Carina Holdings designated and qualifying as cash flow hedges with an aggregate notional amount of $9,211,375.  These interest rate swaps mature on November 14, 2013.

For these derivatives, the joint ventures record their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of loss from investment in joint ventures. During the three and six months ended June 30, 2013 and 2012, the joint ventures recorded no hedge ineffectiveness in earnings.

During the twelve months ending June 30, 2014, the LLC estimates that approximately $18,600 will be reclassified from AOCI to loss from investment in joint ventures.

The table below presents the effect of the LLC’s share of the joint ventures’ derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012:

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Period	Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Three Months Ended June 30, 2013	Interest rate swaps	$(875)	Loss from investment in joint ventures	$(18,046)

Six Months Ended June 30, 2013	Interest rate swaps	$(1,568)	Loss from investment in joint ventures	$(40,403)

Three Months Ended June 30, 2012	Interest rate swaps	$(2,773)	Loss from investment in joint ventures	$(32,641)

Six Months Ended June 30, 2012	Interest rate swaps	$(22,793)	Loss from investment in joint ventures	$(69,523)

At June 30, 2013 and December 31, 2012, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps was $18,570 and $57,405, respectively.

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

Results of Operations for the Three Months Ended June 30, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Revenue and other income for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended June 30,
	2013	2012	Change
Rental income	$-	$1,066	$(1,066)
Finance income	1,530,175	1,700,401	(170,226)
Loss from investment in joint ventures	(233,098)	(342,323)	109,225
Interest and other income	(476)	10,063	(10,539)
Total revenue and other income	$1,296,601	$1,369,207	$(72,606)

Total revenue and other income for the 2013 Quarter decreased $72,606, or 5.3%, as compared to the 2012 Quarter. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with ZIM Israel Navigation Co. Ltd. This was partially offset by a smaller loss from investment in joint ventures in the 2013 Quarter as compared to the 2012 Quarter since we are no longer required to record our share of one joint venture’s losses after the investment has been reduced to zero.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended June 30,
	2013	2012	Change
Management fees	$-	$114,605	$(114,605)
Administrative expense reimbursements	-	174,310	(174,310)
General and administrative	407,139	282,504	124,635
Total expenses	$407,139	$571,419	$(164,280)

Total expenses for the 2013 Quarter decreased $164,280, or 28.7%, as compared to the 2012 Quarter. The decrease in total expenses was primarily due to our Manager’s suspended collection of management fees and administrative expense reimbursements, partially offset by an increase in general and administrative expenses due to accrued sales taxes.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests increased $37,017 from $0 for the 2012 Quarter to $37,017 for the 2013 Quarter. The increase was primarily attributable to accrued sales taxes.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2013 Quarter and the 2012 Quarter was $926,479 and $797,788, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2013 Quarter and the 2012 Quarter was $6.19 and $5.33, respectively.

Results of Operations for the Six Months Ended June 30, 2013  (the “2013 Period”) and 2012 (the “2012 Period”)

Revenue and other income for the 2013 Period and the 2012 Period is summarized as follows:

	Six Months Ended June 30,
	2013	2012	Change
Rental income	$-	$4,944	$(4,944)
Finance income	3,139,456	3,375,293	(235,837)
Loss from investment in joint ventures	(604,776)	(755,688)	150,912
Interest and other income	20,239	24,142	(3,903)
Total revenue and other income	$2,554,919	$2,648,691	$(93,772)

Total revenue and other income for the 2013 Period decreased $93,772, or 3.5%, as compared to the 2012 Period.  The decrease was primarily due to the normal lifecycle of our bareboat charters with ZIM Israel Navigation Co. Ltd. This was partially offset by a smaller loss from investment in joint ventures in the 2013 Period as compared to the 2012 Period since we are no longer required to record our share of one joint venture’s losses after the investment has been reduced to zero.

Expenses for the 2013 Period and the 2012 Period are summarized as follows:

	Six Months Ended June 30,
	2013	2012	Change
Management fees	$-	$224,216	$(224,216)
Administrative expense reimbursements	-	273,488	(273,488)
General and administrative	659,615	594,967	64,648
Depreciation and amortization	-	590	(590)
Total expenses	$659,615	$1,093,261	$(433,646)

Total expenses for the 2013 Period decreased $433,646, or 39.7%, as compared to the 2012 Period. The decrease was primarily due to our Manager’s suspended collection of management fees and administrative expense reimbursements.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests increased $36,793 from $490 for the 2012 Period to $37,283 for the 2013 Period. The increase was primarily attributable to accrued sales taxes.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2013 Period and the 2012 Period was $1,932,587  and $1,555,920, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2013 Period and the 2012 Period was $12.91 and $10.39, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased $2,933,205, from $42,664,364 at December 31, 2012 to $39,731,159 at June 30, 2013.  The decrease was primarily due to cash distributions made to our members and the loss from investment in joint ventures during the 2013 Period. The decrease was partially offset by the recognition of finance income.

Current Assets

Current assets increased $6,887,592, from $12,202,186 at December 31, 2012 to $19,089,778 at June 30, 2013. The increase was primarily due to the increase in the current portion of the net investment in finance leases resulting from the scheduled change in charter payments due pursuant to the bareboat charters on our two vessels. The increase was partially offset by cash distributions made to our members in the 2013 Period.

Current Liabilities

Current liabilities increased $208,502, from $431,509 at December 31, 2012 to $640,011 at June 30, 2013. The increase was primarily due to accrued sales taxes.

Equity

Equity decreased $3,141,707, from $42,232,855 at December 31, 2012 to $39,091,148 at June 30, 2013.   The decrease  was primarily the result of cash distributions paid to our members, which were partially offset by net income in the 2013 Period.

Liquidity and Capital Resources

Summary

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $3,315,632 and $1,805,049, respectively.  During our liquidation period, which we commenced on May 1, 2010, our main sources of cash are the collection of rental payments pursuant to our non-leveraged finance leases and proceeds from sales of equipment and our main use of cash is distributions to our members.

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

Cash Flows

Operating Activities

Cash provided by operating activities increased $5,556,370, from $1,030,059 in the 2012 Period to $6,586,429 in the 2013 Period.  The increase was primarily due to the scheduled increase in bareboat charter receipts and the continued reduction of expenses paid in the 2013 Period as compared to the 2012 Period as a result of being in our liquidation period.

Investing Activities

Cash provided by investing activities decreased $390,967, from $390,967 in the 2012 Period to $0 in the 2013 Period. The decrease was primarily due to the absence of principal received on notes receivable as a result of Northern Capital Associates XIV, L.P. satisfying its obligations during the 2012 Period.

Financing Activities

Cash used in financing activities decreased $1,338,350, from $6,414,196 in the 2012 Period to $5,075,846 in the 2013 Period. The change was due to a decrease in the amount of cash distributed to our members in the 2013 Period as compared to the 2012 Period.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members starting with the first month after each additional member’s admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of rental and other income from our investments. We paid distributions to our Manager and additional members of $50,758 and $5,025,088, respectively, during the 2013 Period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or redeem any Shares during the three months ended June 30, 2013.

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

August 8, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)