Form 10-Q
period 2013-11-05
ICON INCOME FUND TEN LLC
filed 2013-11-06
CIK 1220606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number:_	000-50654

ICON Income Fund Ten, LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2193184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☐ Yes    ☑  No

Number of outstanding shares of limited liability company interests of the registrant on November 4, 2013 is 148,211.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,444,725	$1,805,049
Current portion of net investment in finance leases	18,716,346	10,304,383
Other current assets	4,131	92,754
Total current assets	22,165,202	12,202,186
Non-current assets:
Net investment in finance leases, less current portion	15,449,383	29,726,814
Investment in joint ventures	-	710,564
Other non-current assets	24,800	24,800
Total non-current assets	15,474,183	30,462,178
Total assets	$37,639,385	$42,664,364

Liabilities and Equity
Current liabilities:
Accrued expenses	$236,370	$45,885
Indemnification liability	371,617	372,143
Other current liabilities	-	13,481
Total liabilities	607,987	431,509

Commitments and contingencies (Note 5)

Equity:
Members’ equity:
Additional members	37,983,600	43,138,938
Manager	(928,757)	(876,685)
Accumulated other comprehensive loss	(5,352)	(57,405)
Total members’ equity	37,049,491	42,204,848
Noncontrolling interests	(18,093)	28,007
Total equity	37,031,398	42,232,855
Total liabilities and equity	$37,639,385	$42,664,364

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue and other income:
Rental income	$-	$-	$-	$4,944
Finance income	1,445,515	1,726,497	4,584,971	5,101,790
Loss from investment in joint ventures	(150,702)	(343,189)	(755,478)	(1,098,877)
Interest and other income	(19,902)	(13,275)	337	10,867
Total revenue and other income	1,274,911	1,370,033	3,829,830	4,018,724
Expenses:
Management fees	-	-	-	224,216
Administrative expense reimbursements	-	-	-	273,488
General and administrative	56,203	184,840	715,818	779,807
Depreciation and amortization	-	-	-	590
Total expenses	56,203	184,840	715,818	1,278,101
Net income	1,218,708	1,185,193	3,114,012	2,740,623
Less: net income (loss) attributable to noncontrolling interests	-	3,249	(37,283)	2,759
Net income attributable to Fund Ten	1,218,708	1,181,944	3,151,295	2,737,864

Other comprehensive income:
Change in fair value of derivative financial instruments	13,218	20,845	52,053	67,575
Currency translation adjustments	-	-	-	(1,151)
Total other comprehensive income	13,218	20,845	52,053	66,424
Comprehensive income	1,231,926	1,206,038	3,166,065	2,807,047
Less: comprehensive income (loss) attributable to
noncontrolling interests	-	3,249	(37,283)	2,759
Comprehensive income attributable to Fund Ten	$1,231,926	$1,202,789	$3,203,348	$2,804,288

Net income attributable to Fund Ten allocable to:
Additional members	$1,206,521	$1,170,125	$3,119,782	$2,710,487
Manager	12,187	11,819	31,513	27,377
	$1,218,708	$1,181,944	$3,151,295	$2,737,864

Weighted average number of additional shares of limited
liability company interests outstanding	148,211	148,211	148,211	148,211
Net income attributable to Fund Ten per weighted average
additional share of limited liability company interests
outstanding	$8.14	$7.89	$21.05	$18.29

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Accumulated Other Comprehensive (Loss) Income	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	148,211	$43,138,938	$(876,685)	$(57,405)	$42,204,848	$28,007	$42,232,855
Net income (loss)	-	996,047	10,061	-	1,006,108	(266)	1,005,842
Change in fair value of derivative financial instruments	-	-	-	21,664	21,664	-	21,664
Cash distributions	-	(2,500,044)	(25,253)	-	(2,525,297)	-	(2,525,297)
Balance, March 31, 2013 (unaudited)	148,211	41,634,941	(891,877)	(35,741)	40,707,323	27,741	40,735,064
Net income (loss)	-	917,214	9,265	-	926,479	(37,017)	889,462
Change in fair value of derivative financial instruments	-	-	-	17,171	17,171	-	17,171
Cash distributions	-	(2,525,044)	(25,505)	-	(2,550,549)	-	(2,550,549)
Balance, June 30, 2013 (unaudited)	148,211	40,027,111	(908,117)	(18,570)	39,100,424	(9,276)	39,091,148
Net income	-	1,206,521	12,187	-	1,218,708	-	1,218,708
Change in fair value of derivative financial instruments	-	-	-	13,218	13,218	-	13,218
Cash distributions	-	(3,250,032)	(32,827)	-	(3,282,859)	(8,817)	(3,291,676)
Balance, September 30, 2013 (unaudited)	148,211	$37,983,600	$(928,757)	$(5,352)	$37,049,491	$(18,093)	$37,031,398

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,114,012	$2,740,623
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(4,584,971)	(5,101,790)
Loss from investment in joint ventures	755,478	1,098,877
Depreciation and amortization	-	590
Interest and other income	(526)	-
Changes in operating assets and liabilities:
Collection of finance leases	10,450,439	3,250,188
Other assets, net	88,623	20,376
Due to Manager and affiliates, net	-	(116,479)
Accrued expenses	190,485	(87,577)
Other current liabilities	(13,481)	12,187
Net cash provided by operating activities	10,000,059	1,816,995
Cash flows from investing activities:
Investment in joint ventures	-	(55,532)
Distribution from joint venture	7,139	-
Principal received on notes receivable	-	446,499
Net cash provided by investing activities	7,139	390,967
Cash flows from financing activities:
Distributions to noncontrolling interests	(8,817)	-
Cash distributions to members	(8,358,705)	(7,474,818)
Net cash used in financing activities	(8,367,522)	(7,474,818)
Net increase (decrease) in cash and cash equivalents	1,639,676	(5,266,856)
Cash and cash equivalents, beginning of period	1,805,049	6,171,596
Cash and cash equivalents, end of period	$3,444,725	$904,740

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

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

(2)         Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2013	2012
Minimum rents receivable	$34,821,964	$45,272,403
Estimated residual values	7,300,000	7,300,000
Unearned income	(7,956,235)	(12,541,206)
Net investment in finance leases	34,165,729	40,031,197
Less: current portion of net investment in finance leases	18,716,346	10,304,383
Net investment in finance leases, less current portion	$15,449,383	$29,726,814

(3)        Transactions with Related Parties

The LLC paid distributions to the Manager of $32,827 and $83,585 for the three and nine months ended September 30, 2013, respectively. The LLC paid distributions to the Manager of $10,606 and $74,748 for the three and nine months ended September 30, 2012, respectively. Additionally, the Manager’s interest in the net income attributable to the LLC was $12,187 and $31,513 for the three and nine months ended September 30, 2013, respectively. The Manager’s interest in the net income attributable to the LLC was $11,819 and $27,377 for the three and nine months ended September 30, 2012, respectively.

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

During the three months ended September 30, 2013, the Manager suspended the collection of management fees and administrative expense reimbursements of approximately $230,000 and $56,000, respectively. During the nine months ended September 30, 2013, the Manager suspended the collection of management fees and administrative expense reimbursements of approximately $683,000 and $186,000, respectively. During the three and nine months ended September 30, 2012, the Manager suspended  the collection of management fees and administrative expense reimbursements of approximately $108,000 and $90,000, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Nine Months Ended
			September 30,
Entity	Capacity	Description	2013	2012
ICON Capital, LLC	Manager	Management fees (1)	$-	$224,216
ICON Capital, LLC	Manager	Administrative expense reimbursements (1)	-	273,488
			$-	$497,704

(1) Amount charged directly to operations.

(4)         Derivative Financial Instruments

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

            Designated Derivatives

ICON Income Fund Ten, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

As of September 30, 2013, the LLC has interests through joint ventures in two floating-to-fixed interest rate swaps relating to ICON Eagle Corona Holdings, LLC and ICON Eagle Carina Holdings, LLC designated and qualifying as cash flow hedges with an aggregate notional amount of $6,435,224.  These interest rate swaps were scheduled to mature on November 14, 2013. Subsequent to September 30, 2013, the joint venture terminated the interest rate swaps by making a total payment of approximately $32,000.

For these derivatives, the joint ventures record their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of loss from investment in joint ventures. During the three and nine months ended September 30, 2013 and 2012, the joint ventures recorded no hedge ineffectiveness in earnings.

During the twelve months ending September 30, 2014, the LLC estimates that $5,352 will be reclassified from AOCI to loss from investment in joint ventures.

The table below presents the effect of the LLC’s share of the joint ventures’ derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012:

Period	Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Three Months Ended September 30, 2013	Interest rate swaps	$(362)	Loss from investment in joint ventures	$(13,580)

Nine Months Ended September 30, 2013	Interest rate swaps	$(1,930)	Loss from investment in joint ventures	$(53,983)

Three Months Ended September 30, 2012	Interest rate swaps	$(8,648)	Loss from investment in joint ventures	$(29,493)

Nine Months Ended September 30, 2012	Interest rate swaps	$(31,441)	Loss from investment in joint ventures	$(99,016)

At September 30, 2013 and December 31, 2012, the total unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps was $5,352 and $57,405, respectively.

(5)         Commitments and Contingencies

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

Results of Operations for the Three Months Ended September 30, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Revenue and other income for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended September 30,
	2013	2012	Change
Finance income	$1,445,515	$1,726,497	$(280,982)
Loss from investment in joint ventures	(150,702)	(343,189)	192,487
Interest and other income	(19,902)	(13,275)	(6,627)
Total revenue and other income	$1,274,911	$1,370,033	$(95,122)

Total revenue and other income for the 2013 Quarter decreased $95,122, or 6.9%, as compared to the 2012 Quarter. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with ZIM Israel Navigation Co. Ltd. This decrease was partially offset by a smaller loss from investment in joint ventures in the 2013 Quarter as compared to the 2012 Quarter since we are no longer required to record our share of losses of two joint ventures after the investments have been reduced to zero during 2013.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended September 30,
	2013	2012	Change
General and administrative	$56,203	$184,840	$(128,637)
Total expenses	$56,203	$184,840	$(128,637)

Total expenses for the 2013 Quarter decreased $128,637, or 69.6%, as compared to the 2012 Quarter. The decrease in general and administrative expenses was primarily due to the continued reduction of expenses as a result of being in our liquidation period.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2013 Quarter and the 2012 Quarter was $1,218,708 and $1,181,944, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2013 Quarter and the 2012 Quarter was $8.14 and $7.89, respectively.

Results of Operations for the Nine Months Ended September 30, 2013  (the “2013 Period”) and 2012 (the “2012 Period”)

Revenue and other income for the 2013 Period and the 2012 Period is summarized as follows:

	Nine Months Ended September 30,
	2013	2012	Change
Rental income	$-	$4,944	$(4,944)
Finance income	4,584,971	5,101,790	(516,819)
Loss from investment in joint ventures	(755,478)	(1,098,877)	343,399
Interest and other income	337	10,867	(10,530)
Total revenue and other income	$3,829,830	$4,018,724	$(188,894)

Total revenue and other income for the 2013 Period decreased $188,894, or 4.7%, as compared to the 2012 Period.  The decrease was primarily due to the normal lifecycle of our bareboat charters with ZIM Israel Navigation Co. Ltd. This decrease was partially offset by a smaller loss from investment in joint ventures in the 2013 Period as compared to the 2012 Period since we are no longer required to record our share of losses of two joint ventures after the investments have been reduced to zero during 2013.

Expenses for the 2013 Period and the 2012 Period are summarized as follows:

	Nine Months Ended September 30,
	2013	2012	Change
Management fees	$-	$224,216	$(224,216)
Administrative expense reimbursements	-	273,488	(273,488)
General and administrative	715,818	779,807	(63,989)
Depreciation and amortization	-	590	(590)
Total expenses	$715,818	$1,278,101	$(562,283)

Total expenses for the 2013 Period decreased $562,283, or 44.0%, as compared to the 2012 Period. The decrease was primarily due to our Manager’s suspended collection of management fees and administrative expense reimbursements.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests decreased $40,042 from a net income of $2,759 for the 2012 Period to a net loss of $37,283 for the 2013 Period. The decrease was primarily attributable to accrued sales taxes for the 2013 Period.

Net Income Attributable to Fund Ten

As a result of the foregoing factors, net income attributable to us for the 2013 Period and the 2012 Period was $3,151,295 and $2,737,864, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2013 Period and the 2012 Period was $21.05 and $18.29, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased $5,024,979, from $42,664,364 at December 31, 2012 to $37,639,385 at September 30, 2013.  The decrease was primarily due to cash distributions made to our members and the loss from investment in joint ventures during the 2013 Period. The decrease was partially offset by the recognition of finance income.

Current Assets

Current assets increased $9,963,016, from $12,202,186 at December 31, 2012 to $22,165,202 at September 30, 2013. The increase was primarily due to the increase in the current portion of the net investment in finance leases resulting from the scheduled change in charter payments due pursuant to the bareboat charters on our two vessels.

Current Liabilities

Current liabilities increased $176,478, from $431,509 at December 31, 2012 to $607,987 at September 30, 2013. The increase was primarily due to accrued sales taxes.

Equity

Equity decreased $5,201,457, from $42,232,855 at December 31, 2012 to $37,031,398 at September 30, 2013.   The decrease  was primarily the result of cash distributions paid to our members, which were partially offset by net income in the 2013 Period.

Liquidity and Capital Resources

Summary

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $3,444,725 and $1,805,049, respectively.  During our liquidation period, which we commenced on May 1, 2010, our main sources of cash are the collection of rental payments from our non-leveraged finance leases and proceeds from sales of equipment and our main use of cash is distributions to our members.

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

Cash Flows

Operating Activities

Cash provided by operating activities increased $8,183,064, from $1,816,995 in the 2012 Period to $10,000,059 in the 2013 Period.  The increase was primarily due to the scheduled increase in bareboat charter receipts and the continued reduction of expenses paid in the 2013 Period as compared to the 2012 Period as a result of being in our liquidation period.

Investing Activities

Cash provided by investing activities decreased $383,828, from $390,967 in the 2012 Period to $7,139 in the 2013 Period. The decrease was primarily due to the absence of principal received on notes receivable as a result of Northern Capital Associates XIV, L.P. satisfying its obligations during the 2012 Period.

Financing Activities

Cash used in financing activities increased $892,704, from $7,474,818 in the 2012 Period to $8,367,522 in the 2013 Period. The increase was due to an increase in the amount of cash distributed to our members in the 2013 Period as compared to the 2012 Period.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members starting with the first month after each additional member’s admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of rental and other income from our investments. We paid distributions to our Manager and additional members of $83,585 and $8,275,120, respectively, during the 2013 Period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2013, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or redeem any Shares during the three months ended September 30, 2013.

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

November 5, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)