Form 10-Q/A
period 2013-09-30
ICON INCOME FUND TEN LLC
filed 2013-11-08
CIK 1220606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

1

EXPLANATORY NOTE

ICON Income Fund Ten, LLC (the “LLC”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2013 (the “Original Filing”), for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 as opposed to Exhibit 100 in the Original Filing, as well as updating the exhibit index.

Other than as described above, no changes have been made to the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect subsequent events that may have occurred after the date of the Original Filing and does not modify or update in any way any disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the LLC’s other filings with the SEC.

2

Item 6.  Exhibits

3.1	Certificate of Formation of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on February 28, 2003 (File No. 333-103503)).

4.1	Amended and Restated Operating Agreement of Registrant (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2003 (File No. 333-103503)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.*

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Previously filed as an exhibit to ICON Income Fund Ten, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 6, 2013.

** Filed herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Income Fund Ten, LLC
(Registrant)

By:	ICON Capital, LLC
(Manager of the Registrant)

November 8, 2013

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By:	/s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)

4