Form 10-K
period 2013-12-31
ICON INCOME FUND TEN LLC
filed 2014-03-27
CIK 1220606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-50654

ICON Income Fund Ten Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	46-7186984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*
Yes  No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

Yes  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for the beneficial interests of the registrant.

Number of outstanding beneficial interests of the registrant on March 24, 2014 is 148,211.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*ICON Income Fund Ten Liquidating Trust is the transferee of the assets and liabilities of ICON Income Fund Ten, LLC and files reports under the Commission file number for ICON Income Fund Ten, LLC.

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

Item 1. Business

Our History

ICON Income Fund Ten Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was transferred all of the assets and liabilities of ICON Income Fund Ten, LLC (the “LLC or “Fund Ten”), a Delaware limited liability company, as of December 31, 2013. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to (i) the LLC and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries at the conclusion of business on December 31, 2013 and thereafter.

Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the manager of the LLC was ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (our “Manager”). At the conclusion of business on December 31, 2013 and thereafter, our Manager became the Managing Trustee of the Liquidating Trust (“Managing Trustee”). The terms “Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in this Annual Report on Form 10-K.

The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed our Manager as Managing Trustee of the Liquidating Trust. At December 31, 2013, the LLC’s assets included an investment in ICON Containership I, LLC and an investment in ICON Containership II, LLC. These investments, as well as all other assets and liabilities of the LLC, were transferred to the Liquidating Trust from the LLC at the conclusion of business on December 31, 2013 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2013, all Shares (as defined below) were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

Our Managing Trustee manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, pursuant to the terms of our operating agreements. Additionally, our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period began in June 2003 and ended in April 2005. We offered our shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital. We commenced operations on our initial closing date, August 22, 2003, when we issued 5,066 Shares, representing $5,065,736 of capital contributions. Between August 23, 2003 and April 5, 2005, our final closing date, we sold 144,928 Shares representing $144,928,766 of capital contributions for an aggregrate number of Shares sold and capital contributions of 149,994 and $149,994,502, respectively. In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 1.0% gross offering proceeds. Through December 31, 2013, we redeemed 1,783 Shares, bringing the total number of outstanding Shares to 148,211.

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we commenced our liquidation period, during which we have sold and will continue to sell our assets or let them mature in the ordinary course of business.

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pertaining to transactions amongst entities under common control, the financial condition and results of operations of the LLC are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

Our Business

We operated as an equipment leasing and finance program in which the capital our beneficial owners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily engaged in the business of purchasing equipment and leasing or servicing it to third parties, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and were expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the lease payments received from the lessee were used to service the indebtedness associated with acquiring or financing the asset. For these leases, we anticipated that the future value of the leased equipment would exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1)           Offering Period: We invested most of the net proceeds from the sale of Shares in equipment leases and other    financing transactions.

(2)           Operating Period: After the close of the offering period, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to beneficial owners. Effective April 30, 2010, we completed our operating period.

(3)           Liquidation Period: On May 1, 2010, we commenced our liquidation period, during which we are selling and will continue to sell our assets in the normal course of business. On December 31, 2013, the LLC transferred all of its assets and liabilities to the Liquidating Trust.

At December 31, 2013 and 2012, we had total assets of $36,695,835 and $42,664,364, respectively. For the year ended December 31, 2013, one lessee accounted for 100% of our total finance income of $5,880,232. We had a net income attributable to us for the year ended December 31, 2013 of $8,028,109. For the year ended December 31, 2012, one lessee accounted for approximately 99.9% of our total rental and finance income of $6,791,917. We had a net loss attributable to us for the year ended December 31, 2012 of $2,413,858.

At December 31, 2013, our portfolio, which we hold directly, consisted of the following investments:

Marine Vessels

•Two container vessels, the China Star and the Dubai Star (f/k/a the ZIM Canada and the ZIM Korea, respectively) that are subject to bareboat charters with ZIM Israel Navigation Co. Ltd. (“ZIM”). The charter for the China Star expires on March 31, 2017 and the charter for the Dubai Star expires on March 31, 2016.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2013 and 2012, please refer to “Item 7. Managing Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing or servicing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region.  When we made our investments, we competed, and as we seek to liquidate our portfolio, we compete with, a variety of competitors including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.  Such competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make our investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

Employees

We have no direct employees. Our Managing Trustee has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Managing Trustee’s internet website at http://www.iconinvestments.com  as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  The information contained on our Managing Trustee’s website is not deemed part of this Annual Report on Form 10-K.  Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 9 to our consolidated financial statements.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us. In our Managing Trustee’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Interests are not publicly traded and there is no established public trading market for our Interests. It is unlikely that any such market will develop.

Title of Class	Number of Beneficial Owners as of March 24, 2014
Managing Trustee (as a beneficial owner)	1
Additional beneficial owners	4,558

We, at our Manager’s discretion, made monthly distributions to each of our beneficial owners beginning the first month after each such beneficial owner was admitted to the LLC through the end of our operating period, which was on April 30, 2010.  During our liquidation period through December 31, 2013, we made distributions in accordance with the terms of our LLC Agreement. We expect that distributions made through the Liquidating Trust will vary, depending on the timing of the sale of our assets, and our receipt of finance and other income from our investments. We paid distributions to additional beneficial owners of $14,025,183 and $9,750,109 for the years ended December 31, 2013 and 2012, respectively.  Additionally, we paid our Manager distributions of $141,666 and $98,486 for the years ended December 31, 2013 and 2012, respectively. See “Item 7. Managing Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of shares pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our beneficial owners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Managing Trustee prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) in the preparation of their reports relating to an investment in our Interests.  For these purposes, the estimated value of our Interests is deemed to be $247.59 per Interest as of December 31, 2013.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Interests is based on the estimated amount that a holder of an Interest would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the beneficial owners upon liquidation. To estimate the amount that our beneficial owners would receive upon such liquidation, we calculated the sum of: (i) the greater of the net book value or the fair market value of our notes receivables, finance leases and operating leases as determined by the most recent third-party appraisals we have obtained for certain assets, as applicable; (ii) the fair market value of our other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Interests outstanding.

The foregoing valuation is an estimate only. The appraisals that we obtained and the methodology utilized by our Manager in estimating our per Interest value were subject to various limitations and were based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Interest valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Interests or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Interests at this time and none is expected to develop, there can be no assurance that beneficial owners could receive $247.59  per Interest if such a market did exist and they sold their Interests or that they will be able to receive such amount for their Interests in the future. Furthermore, there can be no assurance:

•   as to the amount beneficial owners may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our beneficial owners may receive may be less than $1,000 per Interest primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, dealer-manager fees, organizational and offering expenses, and acquisition or formation fees;

•   that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•   that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Service if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Interests.

The redemption price we offered in our redemption plan utilizes a different methodology than that which we use to determine the current value of our Interests for the ERISA and FINRA purposes described above and, therefore, the $247.59  per Interest does not reflect the amount that a beneficial owner would have received under our redemption plan, which has been terminated in connection with the transfer of the LLC’s assets and liabilities to the Liquidating Trust.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Managing Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Our Managing Trustee’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of these risks and assumptions. Please refer to “Part I. Forward-Looking Statements” located elsewhere in this Annual Report on Form 10-K.

Overview

We operated as an equipment leasing and finance program in which the capital our beneficial owners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily engaged in the business of purchasing equipment and leasing or servicing it to third parties, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and were expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the lease payments received from the lessee were used to service the indebtedness associated with acquiring or financing the asset. For these leases, we anticipated that the future value of the leased equipment would exceed the cash portion of the purchase price.

Our Managing Trustee’s manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, pursuant to the terms of our operating agreements.

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we commenced our liquidation period, during which we have sold and will continue to sell our assets in the ordinary course of business.

The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed our Manager as Managing Trustee of the Liquidating Trust. The Liquidating Trust’s assets include an investment in ICON Containership I, LLC and an investment in ICON Containership II, LLC. These investments, as well as all other assets and liabilities were transferred to the Liquidating Trust on December 31, 2013 in order to reduce expenses to and to maximize potential distributions to beneficial owners.  On December 31, 2013, all Shares were exchanged for an equal number of Interests in the Liquidating Trust.

The financial condition and results of operations of the LLC are presented as those of the Liquidating Trust back to the beginning of the earliest period presented.

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

Our Managing Trustee believes the U.S. economy is likely to continue its gradual recovery, with the pace of economic growth increasing through 2014 due to factors such as the rate of employment expansion and greater certainty with respect to U.S. tax and budget policies.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2013 and 2012:

Marine Vessels

During the past several years, the shipping market has experienced historical lows in vessel charter rates. Those rates were a critical component of estimating the future non-contractual cash flows of ICON Eagle Carina Holdings, LLC (“ICON Eagle Carina”) and ICON Eagle Corona Holdings, LLC (“ICON Eagle Corona”), both of which were joint ventures owned 35.7% by us and 64.3% by ICON Leasing Fund Twelve, LLC, an entity also managed by our Manager. During our 2011 impairment analysis, our Manager determined that, while the two vessels, the Eagle Carina and the Eagle Corona (collectively, the “Eagle Vessels”), owned by the joint ventures were not impaired, the expected future cash flows would not allow us to recover our investments in ICON Eagle Carina and ICON Eagle Corona. Accordingly, our Manager concluded that the carrying values of our investments in the joint ventures exceeded the fair values, determined by the present values of the joint ventures’ estimated future cash flows, and that the decrease in values of the investments was other than temporary. As a result, in 2011 we recorded impairment losses of approximately $1,890,000 and $2,064,000 related to the write down of the investment in ICON Eagle Carina and ICON Eagle Corona, respectively.

During the year ended December 31, 2012, based on our Manager’s review of the Eagle Vessels, the net book value of the Eagle Vessels exceeded the estimated undiscounted cash flows and exceeded the fair values and, as a result, the joint ventures recognized an impairment loss of approximately $17,888,000 for the year ended December 31, 2012, of which our share was approximately $6,386,000. The joint ventures recognized an additional impairment loss of approximately $625,000 during 2013, of which our share was approximately $223,000. These losses are included in income (loss) from investment in joint ventures.

On October 17, 2013, AET Inc. Limited (“AET”) and the joint ventures entered into two termination agreements whereby AET returned the Eagle Vessels prior to the scheduled charter termination date of November 14, 2013. On November 6, 2013, the related debt obligations were satisfied in full and on November 7, 2013, the Eagle Vessels were sold to third parties for approximately $12,569,000. The joint ventures recognized total net gains of approximately $1,777,000 from the transactions, comprised of gains on lease terminations of approximately $3,034,000 and losses on sale of assets of approximately $1,257,000.

Prior to the sale of the Eagle Vessels, our investments in the joint ventures were reduced to zero due to an impairment charge of approximately $3,954,000 associated with the write down of our investment in the joint ventures that we recognized in 2011 and the losses from the joint ventures we recognized throughout the periods prior to the sale. As a result of the sale of the Eagle Vessels, we received distributions of approximately $3,737,000 from the joint ventures. We recognized approximately $2,976,000 as income from our investment in joint ventures for the year ended December 31, 2013.

Notes Receivable

On May 2, 2012, Northern Capital Associates XIV, L.P. (“Northern Capital”) satisfied its obligations in connection with certain notes receivable by making a prepayment of approximately $355,000. No material gain or loss resulted from the prepayment.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarified ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which was issued in December 2011. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of U.S. GAAP basis and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The adoption of ASU 2013-01 became effective for us on January 1, 2013 and resulted in additional disclosure requirements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income, by component, on the respective line items of net income. The adoption of ASU 2013-02 became effective for us on January 1, 2013 and did not have a material effect on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•   Lease classification and revenue recognition;

•   Asset impairments;

•   Depreciation;

•   Notes receivable and revenue recognition;

•   Credit quality of notes receivable and finance leases and credit loss reserve; and

•   Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimate residual value is a critical component of and can directly influence the determination as to whether a lease is classified as an operating or a finance lease.

Our Managing Trustee has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of comprehensive income (loss) in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive income (loss) using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statement of comprehensive income (loss).

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Managing Trustee weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Managing Trustee analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Managing Trustee periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Managing Trustee’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

        When our Managing Trustee deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable or finance lease, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

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

We recognize all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2013 (“2013”) and 2012 (“2012”)

Revenue and other income (loss) for 2013 and 2012 is summarized as follows:

	Years Ended December 31,
	2013	2012	Change
Rental income	$-	$4,944	$(4,944)
Finance income	5,880,232	6,786,973	(906,741)
Income (loss) from investment in joint ventures	2,976,084	(7,815,624)	10,791,708
Interest and other (loss) income	(7,084)	10,429	(17,513)
Total revenue and other income (loss)	$8,849,232	$(1,013,278)	$9,862,510

Total revenue and other income (loss) for 2013 increased $9,862,510, or 973.3%, as compared to 2012. We recognized income from investment in joint ventures of $2,976,084 in 2013 as compared to a loss from investment in joint ventures of $7,815,624 in 2012. The income for 2013 was primarily due to the income recognized resulting from the sale of the Eagle Vessels subsequent to our investment in the joint ventures being reduced to zero. The loss in 2012 was primarily due to our share of the joint ventures’ asset impairment charge, which was $6,386,000. The increase was partially offset by a decrease in finance income due to normal lifecycle of our bareboat charters with ZIM.

Expenses for 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	2013	2012	Change
Management fees	$-	$224,216	$(224,216)
Administrative expense reimbursements	-	273,489	(273,489)
General and administrative	858,943	894,412	(35,469)
Depreciation and amortization	-	590	(590)
Total expenses	$858,943	$1,392,707	$(533,764)

Total expenses for 2013 decreased $533,764, or 38.3%, as compared to 2012. The decrease was primarily due to our Manager’s waiver of management fees and administrative expense reimbursements.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $45,693 from net income of $7,873 in 2012 to a net loss of $37,820 in 2013. The decrease was primarily attributable to accrued sales taxes.

Net Income (Loss) Attributable to Fund Ten Liquidating Trust

As a result of the foregoing factors, net income (loss) attributable to us for 2013 and 2012 was $8,028,109 and ($2,413,858), respectively. Net income (loss) attributable to us per weighted average additional beneficial owners’ Interest outstanding for 2013 and 2012 was $53.63 and ($16.12), respectively.

Financial Condition

This section discusses the major balance sheet variances from 2013 compared to 2012.

Total Assets

Total assets decreased $5,968,529, from $42,664,364 at December 31, 2012 to $36,695,835 at December 31, 2013. The decrease was primarily due to distributions to our beneficial owners, partially offset by proceeds received from the sale of the Eagle Vessels by our joint ventures and the recognition of finance income.

Current Assets

Current assets increased $9,944,713, from $12,202,186 at December 31, 2012 to $22,146,899 at December 31, 2013. The increase was primarily due to the increase in the current portion of net investment in finance leases resulting from the scheduled change in charter payments pursuant to our bareboat charters on our two vessels and proceeds of approximately $3,737,000 received from the sale of the Eagle Vessels by our joint ventures.

Current Liabilities

Current liabilities increased $159,442, from $431,509 at December 31, 2012 to $590,951 at December 31, 2013. The increase was primarily due to accrued sales taxes.

Equity

Equity decreased $6,127,971, from $42,232,855 at December 31, 2012 to $36,104,884 at December 31, 2013. The decrease was primarily the result of distributions made to our beneficial owners, which was partially offset by net income for 2013.

Liquidity and Capital Resources

Summary

At December 31, 2013 and 2012, we had cash and cash equivalents of $6,966,884 and $1,805,049, respectively. During our liquidation period, which commenced on May 1, 2010, our main sources of cash are the collection of income pursuant to our finance leases and proceeds from sales of assets held directly by us or indirectly by our joint ventures and our main use of cash is distributions to our beneficial owners.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

On May 1, 2010, we commenced our liquidation period. During the liquidation period, cash generated by our investing activities has become a more significant source of our liquidity as we sell assets or let them mature in the ordinary course of business. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our beneficial owners, general and administrative expense, management fees and administrative expense reimbursements. We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$15,593,447	$5,091,081
Investing activities	3,744,053	390,967
Financing activities	(14,175,665)	(9,848,595)
Net increase (decrease) in cash and cash equivalents	$5,161,835	$(4,366,547)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities increased $10,502,366, from $5,091,081 in 2012 to $15,593,447 in 2013. The increase was primarily due to the scheduled increase in bareboat charter receipts and the continued reduction of expenses paid in 2013 as  a result of being in our liquidation period.

Investing Activities

Cash provided by investing activities increased $3,353,086, from $390,967 in 2012 to $3,744,053 in 2013. The increase was primarily due to distributions received from the joint ventures in excess of profits as a result of the sale of the Eagle Vessels in 2013. The increase was partially offset by the absence of principal received on notes receivable in 2013 as a result of Northern Capital satisfying its obligations in 2012.

Financing Activities

Cash used in financing activities increased $4,327,070, from $9,848,595 in 2012 to $14,175,665 in 2013. The increase was primarily due to an increase in distributions made to our beneficial owners in 2013.

Distributions

We, at our Manager’s discretion, made monthly distributions to our beneficial owners starting with the first month after each additional beneficial owners’ admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of finance and other income from our investments. We made distributions to our additional beneficial owners of $14,025,183 and $9,750,109 during the years ended December 31, 2013 and 2012, respectively. We made distributions to our Manager of $141,666 and $98,486 during the years ended December 31, 2013 and 2012, respectively. Additionally, we made distributions to our noncontrolling interests of $8,816 and $0, during the years ended December 31, 2013 and 2012, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

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

Report of Independent Registered Public Accounting Firm

The Beneficial Owners
ICON Income Fund Ten Liquidating Trust

We have audited the accompanying consolidated balance sheets of ICON Income Fund Ten Liquidating Trust (the “Liquidating Trust”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Liquidating Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Liquidating Trust’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Liquidating Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Ten Liquidating Trust at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 26, 2014

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$6,966,884	$1,805,049
Current portion of net investment in finance leases	15,180,015	10,304,383
Other current assets	-	92,754
Total current assets	22,146,899	12,202,186
Non-current assets:
Net investment in finance leases, less current portion	14,546,800	29,726,814
Investment in joint ventures	-	710,564
Other non-current assets	2,136	24,800
Total non-current assets	14,548,936	30,462,178
Total assets	$36,695,835	$42,664,364

Liabilities and Equity
Current liabilities:
Accrued expenses	$211,145	$45,885
Indemnification liability	379,806	372,143
Other current liabilities	-	13,481
Total liabilities	590,951	431,509

Commitments and contingencies (Note 10)

Equity:
Beneficial owners' equity:
Additional beneficial owners	37,061,583	43,138,938
Managing Trustee	(938,070)	(876,685)
Accumulated other comprehensive loss	-	(57,405)
Total beneficial owners' equity	36,123,513	42,204,848
Noncontrolling interests	(18,629)	28,007
Total equity	36,104,884	42,232,855
Total liabilities and equity	$36,695,835	$42,664,364

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012
Revenue and other income:
Rental income	$-	$4,944
Finance income	5,880,232	6,786,973
Income (loss) from investment in joint ventures	2,976,084	(7,815,624)
Interest and other (loss) income	(7,084)	10,429
Total revenue and other income (loss)	8,849,232	(1,013,278)
Expenses:
Management fees	-	224,216
Administrative expense reimbursements	-	273,489
General and administrative	858,943	894,412
Depreciation and amortization	-	590
Total expenses	858,943	1,392,707
Net income (loss)	7,990,289	(2,405,985)
Less: net (loss) income attributable to noncontrolling interests	(37,820)	7,873
Net income (loss) attributable to Fund Ten Liquidating Trust	8,028,109	(2,413,858)

Other comprehensive income:
Change in fair value of derivative financial instruments	57,405	92,471
Currency translation adjustments	-	(1,151)
Total other comprehensive income	57,405	91,320
Comprehensive income (loss)	8,047,694	(2,314,665)
Less: comprehensive (loss) income attributable to noncontrolling interests	(37,820)	7,873
Comprehensive income (loss) attributable to Fund Ten Liquidating Trust	$8,085,514	$(2,322,538)

Net income (loss) attributable to Fund Ten Liquidating Trust allocable to:
Additional beneficial owners	$7,947,828	$(2,389,719)
Managing Trustee	80,281	(24,139)
	$8,028,109	$(2,413,858)

Weighted average number of additional beneficial owners' Interests outstanding	148,211	148,211
Net income (loss) attributable to Fund Ten Liquidating Trust per weighted average
additional beneficial owners' Interest outstanding	$53.63	$(16.12)

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Owners' Interests	Additional Beneficial Owners	Managing Trustee	Accumulated Other Comprehensive Loss	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	148,211	$55,278,766	$(754,060)	$(148,725)	$54,375,981	$20,134	$54,396,115
Net (loss) income	-	(2,389,719)	(24,139)	-	(2,413,858)	7,873	(2,405,985)
Change in fair value of
derivative financial instruments	-	-	-	92,471	92,471	-	92,471
Currency translation
adjustments	-	-	-	(1,151)	(1,151)	-	(1,151)
Distributions	-	(9,750,109)	(98,486)	-	(9,848,595)	-	(9,848,595)
Balance, December 31, 2012	148,211	43,138,938	(876,685)	(57,405)	42,204,848	28,007	42,232,855
Net income (loss)	-	7,947,828	80,281	-	8,028,109	(37,820)	7,990,289
Change in fair value of
derivative financial instruments	-	-	-	57,405	57,405	-	57,405
Distributions	-	(14,025,183)	(141,666)	-	(14,166,849)	(8,816)	(14,175,665)
Balance, December 31, 2013	148,211	$37,061,583	$(938,070)	$-	$36,123,513	$(18,629)	$36,104,884

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$7,990,289	$(2,405,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(5,880,232)	(6,786,973)
(Income) loss from investment in joint ventures	(2,976,084)	7,815,624
Depreciation and amortization	-	590
Interest and other income	7,663	9,947
Changes in operating assets and liabilities:
Collection of finance leases	16,184,614	6,771,948
Other assets, net	115,418	(54,086)
Due to Managing Trustee and affiliates, net	-	(111,615)
Accrued expenses	151,779	(116,645)
Other current liabilities	-	(31,724)
Net cash provided by operating activities	15,593,447	5,091,081
Cash flows from investing activities:
Investment in joint ventures	-	(55,532)
Distributions received from joint ventures in excess of profits	3,744,053	-
Principal received on notes receivable	-	446,499
Net cash provided by investing activities	3,744,053	390,967
Cash flows from financing activities:
Distributions to noncontrolling interests	(8,816)	-
Distributions to beneficial owners	(14,166,849)	(9,848,595)
Net cash used in financing activities	(14,175,665)	(9,848,595)
Net increase (decrease) in cash and cash equivalents	5,161,835	(4,366,547)
Cash and cash equivalents, beginning of year	1,805,049	6,171,596
Cash and cash equivalents, end of year	$6,966,884	$1,805,049

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

(1)        Organization

ICON Income Fund Ten Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was transferred all of the assets and liabilities of ICON Income Fund Ten, LLC ( the “LLC” or “Fund Ten”), a Delaware limited liability company, as of December 31, 2013. When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to (i) the LLC and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries at the conclusion of business on December 31, 2013 and thereafter.

Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the manager of the LLC was ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (our “Manager”). At the conclusion of business on December 31, 2013 and thereafter, our Manager became the Managing Trustee of the Liquidating Trust (“Managing Trustee”). The terms “Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in the consolidated financial statements.

The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed our Manager as Managing Trustee of the Liquidating Trust. The Liquidating Trust’s assets include an investment in ICON Containership I, LLC and an investment in ICON Containership II, LLC. These investments, as well as all other assets and liabilities were transferred to the Liquidating Trust from the LLC as of December 31, 2013 in order to reduce expenses to and to maximize potential distributions to beneficial owners.  On December 31, 2013, all Shares (as defined below) were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. We will continue until December 31, 2023, unless terminated sooner.

Our Managing Trustee manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions that we enter into. Additionally, our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds.

We offered shares of limited liability company interests (“Shares”) with the intention of raising up to $150,000,000 of capital from additional beneficial owners. We commenced business operations on our initial closing date, August 22, 2003, when we issued 5,066 Shares representing $5,065,736 of capital contributions. Between August 23, 2003 and April 5, 2005, the final closing date, we sold 144,928 Shares representing $144,928,766 of capital contributions for an aggregate number of Shares sold and capital contributions of 149,994 and $149,994,502, respectively. In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 1.0% of the gross offering proceeds, or $1,499,945. Through December 31, 2013, we redeemed 1,783 Shares, bringing the total number of outstanding Shares to 148,211.

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we commenced our liquidation period, during which we have sold and will continue to sell our assets in the ordinary course of business.

We invested most of the net proceeds from our offering in equipment subject to leases, other financing transactions and residual ownership rights in items of leased equipment. After the net offering proceeds were invested, additional investments were made with the cash generated from our investments to the extent that cash was not needed for expenses, reserves and distributions to beneficial owners. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”

Beneficial owners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional beneficial owners’ and 1% to our Managing Trustee until each additional beneficial owner has (a) received distributions and liquidation proceeds sufficient to reduce its adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on its outstanding adjusted capital account. After such time, distributions will be allocated 90% to the additional beneficial owners and 10% to our Managing Trustee.

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pertaining to transactions amongst entities under common control the financial condition and results of operations of the LLC are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

(2)       Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation. In joint ventures where we have a controlling financial interest, the financial condition and results of operations of the joint venture are consolidated. A noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

We account for our noncontrolling interests in joint ventures where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. We account for investments in joint ventures where we have virtually no influence over financial and operational matters using the cost method of accounting. In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue. All of our investments in joint ventures are subject to our impairment review policy.

We report noncontrolling interests as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income (loss). The attribution of net income (loss) and comprehensive income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of comprehensive income (loss).

Net income (loss) attributable to us per weighted average additional beneficial owners’ Interest outstanding is based upon the weighted average number of additional beneficial owners’ Interest outstanding during the year.

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

Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimate residual value is a critical component of and can directly influence the determination or to whether a lease is classified as an operating or a finance lease.

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease less unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.

Our Managing Trustee has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of comprehensive income (loss) in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We pay acquisition fees to our Managing Trustee of 3% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of comprehensive income (loss). Costs related to leases or other financing transactions that are not consummated are expensed.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We recognize all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Managing Trustee weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Managing Trustee analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Managing Trustee periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Managing Trustee’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Managing Trustee deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable or finance lease, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

Income Taxes

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual beneficial owners rather than us.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statements of comprehensive income (loss).  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarified ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which was issued in December 2011. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of U.S. GAAP basis and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The adoption of ASU 2013-01 became effective for us on January 1, 2013 and resulted in additional disclosure requirements, which were incorporated into Note 6 “Derivative Financial Instruments.”

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income, by component, on the respective line items of net income. The adoption of ASU 2013-02 became effective for us on January 1, 2013 and did not have a material effect on our consolidated financial statements.

(3)         Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2013	2012
Minimum rents receivable	$29,087,789	$45,272,403
Estimated residual values	7,300,000	7,300,000
Unearned income	(6,660,974)	(12,541,206)
Net investment in finance leases	29,726,815	40,031,197
Less: current portion of net investment in finance leases	15,180,015	10,304,383
Net investment in finance leases, less current portion	$14,546,800	$29,726,814

Marine Vessels

We own two container vessels, the China Star and the Dubai Star (f/k/a the ZIM Canada and the ZIM Korea, respectively) that are subject to bareboat charters with ZIM Israel Navigation Co. Ltd. (“ZIM”). The charter for the China Star expires on March 31, 2017 and the charter for the Dubai Star expires on March 31, 2016.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at December 31, 2013:

Years Ending December 31,
2014	$18,535,938
2015	6,031,990
2016	3,776,191
2017	743,670
2018	-
$29,087,789

(4)      Investment in Joint Ventures

We and certain of our affiliates, entities also managed and controlled by our Managing Trustee, formed joint ventures discussed below for the purpose of acquiring and managing various assets. We and these affiliates had substantially identical investment objectives and participated on the same terms and conditions.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

As of December 31, 2012, we had investments in two joint ventures, ICON Eagle Carina Holdings, LLC (“ICON Eagle Carina”) and ICON Eagle Corona Holdings, LLC (“ICON Eagle Corona), owned 35.7% by us and 64.3% by ICON Leasing Fund Twelve, LLC, an entity also managed by our Manager. These joint ventures were accounted under the equity method. Each of the joint ventures owned an aframax product tanker, the Eagle Carina and the Eagle Corona (collectively the “Eagle Vessels”), which were subject to 84 month bareboat charters with AET Inc. Limited (“AET”) and which were to expire on November 14, 2013.

During the year ended December 31, 2012, based on the our Manager’s review of the Eagle Vessels, the net book value of the Eagle Vessels exceeded the estimated undiscounted cash flows and exceeded the fair value and, as a result, the joint ventures recognized an impairment loss of approximately $17,888,000 for the year ended December 31, 2012, of which our share was approximately $6,386,000. During the year ended December 31, 2013, several potential counterparties with whom our Manager was discussing re-leasing opportunities for the Eagle Vessels terminated negotiations, which was an indicator that the vessels’ carrying value may be further impaired. Our Manager updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, the joint ventures recognized an impairment loss of approximately $625,000 during 2013, of which our share was approximately $223,000.

On October 17, 2013, the two joint ventures entered into termination agreements with AET whereby AET returned the Eagle Vessels prior to the scheduled charter termination date and paid early termination fees of $2,800,000. On November 7, 2013, the Eagle Vessels were sold to third parties for approximately $12,569,000. The joint ventures recognized total net gains of approximately $1,777,000 from the transactions, comprised of gains on lease terminations of approximately $3,034,000 and losses on sale of assets of approximately $1,257,000.

Prior to the sale of the Eagle Vessels, our investments in the joint ventures were reduced to zero due to an impairment charge of approximately $3,954,000 associated with the write down of our investment in the joint ventures that we recognized in 2011 and the losses from the joint ventures we recognized throughout the periods prior to the sale. As a result of the sale of the Eagle Vessels, we received distributions of approximately $3,737,000 from the joint ventures. We recognized approximately $2,976,000 as income from our investment in joint ventures for the year ended December 31, 2013.

Information as to the financial condition and the result of operations of ICON Eagle Carina is summarized as follows:

	December 31, 2013	December 31, 2012
Revenue	$5,070,593	$5,945,972
Expenses	$6,456,292	$15,498,583
Net loss	$(1,385,699)	$(9,552,611)
LLC's income (loss) from investment in the joint venture (1)	$1,394,906	$(3,410,282)

(1) While the joint venture overall incurred a loss in 2013, we recognized income from the joint venture as a result of the distribution received from the sale of the vessel subsequent to our investment in joint venture being reduced to zero.

Information as to the financial position and the result of operations of ICON Eagle Corona is summarized as follows:

	December 31, 2013	December 31, 2012
Revenue	$5,192,414	$6,088,824
Expenses	$6,564,810	$18,273,163
Net loss	$(1,372,396)	$(12,184,339)
LLC's income (loss) from investment in the joint venture (1)	$1,574,039	$(4,349,809)

(1) While the joint venture overall incurred a loss in 2013, we recognized income from the joint venture as a result of the distribution received from the sale of the vessel subsequent to our investment in joint venture being reduced to zero.

(5)     Transactions with Related Parties

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

We paid our Manager (i) management fees ranging from 1% to 5% based on a percentage of the lease and other contractual payments recognized either directly by us or through our joint ventures and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of our investments. In addition, our Managing Trustee is reimbursed for administrative expenses incurred in connection with our operations. Our Managing Trustee also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.

Our Managing Trustee performs certain services relating to the management of our equipment leasing and other financing activities. Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by our Managing Trustee or its affiliates that are necessary to our operations. These costs include our Managing Trustee’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our Managing Trustee.

We made distributions to our Managing Trustee of $141,666 and $98,486 for the years ended December 31, 2013 and 2012, respectively. Additionally, our Managing Trustee’s interest in the net income (loss) attributable to us was $80,281 and ($24,139) for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, our Manager waived management fees and administrative expense reimbursements of approximately $969,500 and $294,500, respectively. During the year ended December 31, 2012, our Manager waived management fees and administrative expense reimbursements of approximately $338,000 and $183,000, respectively.

Fees and other expenses incurred by us to our Manager or its affiliates for the years ended December 31, 2013 and 2012 were as follows:

Entity	Capacity	Description	2013	2012
ICON Capital, LLC	Manager	Management fees (1)	$-	$224,216
ICON Capital, LLC	Manager	Administrative expense reimbursements (1)	-	273,489
			$-	$497,705

(1) Amount charged directly to operations.

(6)      Derivative Financial Instruments

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

We recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

U.S. GAAP and relevant International Swaps and Derivatives Association, Inc. (“ISDA”) agreements permit a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. We elected to present the fair value of derivative contracts on a gross basis on the consolidated balance sheets.

Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount.

Counterparty Risk

We manage exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we have with any individual bank and through the use of minimum credit quality standards for all counterparties. We do not require collateral or other security in relation to derivative financial instruments. Since it is our policy to enter into derivative contracts only with banks of internationally acknowledged standing, we consider the counterparty risk to be remote.

Designated Derivatives

As of December 31, 2012, we had interests through joint ventures in two floating-to-fixed interest rate swaps designated and qualifying as cash flow hedges with an aggregate notional amount of $14,684,914. These interest rate swaps were scheduled to mature on November 14, 2013. On October 28, 2013, the joint ventures terminated the interest rate swaps by making a total payment of approximately $32,000 and recorded a loss on the terminations of approximately $15,000. Our share of the loss was approximately $5,000 which is included in income (loss) from investment in joint ventures.

For these derivatives, we record our interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of income (loss) from investment in joint ventures.

The table below presents the effect of our share of the joint ventures’ derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2013 and 2012:

		Amount of Gain (Loss)	Location of Gain (Loss)	Amount of Gain (Loss)
		Recognized in AOCI	Reclassified from AOCI	Reclassified from AOCI
Year Ended	Derivatives Designated as Hedging Instruments	on Derivatives (Effective Portion)	into Income (Effective Portion)	into Income (Effective Portion)

December 31, 2013	Interest rate swaps	$-	Income (loss) from investment in joint ventures	$(57,405)

December 31, 2012	Interest rate swaps	$(32,915)	Income (loss) from investment in joint ventures	$(125,386)

At December 31, 2013, we had no unrealized losses recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps.

(7)      Accumulated Other Comprehensive Loss

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

As of December 31, 2013 and 2012, we had AOCI of $0 and $57,405, respectively. AOCI as of December 31, 2012 was related to accumulated unrealized losses on derivative financial instruments of our joint ventures.

(8)      Concentrations of Risk

In the normal course of business, we are exposed to two significant types of economic risk: credit and market. Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.

Market risk reflects the change in the value of debt instruments and derivatives due to changes in interest rate spreads or other market factors. We believe that the carrying value of our investments and interests in derivative obligations through our joint ventures is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

For the year ended December 31, 2013, we had one lessee that accounted for 100% of finance income. For the year ended December 31, 2012, we had one lessee that accounted for approximately 99.9% of rental and finance income.

At December 31, 2013, we had one lessee that accounted for approximately 81% of total assets. For the year ended December 31, 2012, we had two lessees that accounted for approximately 95.5% of total assets.

(9)      Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases and investment in joint ventures, were as follows:

	Year Ended December 31, 2013
	United States	United Kingdom	Vessels(a)	Total
Revenue:
Finance income	$-	$-	$5,880,232	$5,880,232
Income from investment in joint ventures	$-	$-	$2,976,084	$2,976,084
Interest and other loss	$(7,084)	$-	$-	$(7,084)

	As of December 31, 2013
	United States	United Kingdom	Vessels(a)	Total
Long-lived assets:
Net investment in finance leases	$-	$-	$29,726,815	$29,726,815

(a) Vessels are free to trade worldwide.
	Year Ended December 31, 2012
	United States	United Kingdom	Vessels(a)	Total
Revenue:
Rental income	$-	$4,944	$-	$4,944
Finance income	$-	$-	$6,786,973	$6,786,973
Loss from investment in joint ventures	$-	$-	$(7,815,624)	$(7,815,624)
Interest and other income	$10,429	$-	$-	$10,429

	As of December 31, 2012
	United States	United Kingdom	Vessels(a)	Total
Long-lived assets:
Net investment in finance leases	$-	$-	$40,031,197	$40,031,197
Investment in joint ventures	$-	$-	$710,564	$710,564

(a) Vessels are free to trade worldwide.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

(10)      Commitments and Contingencies

At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

(11)      Income Tax Reconciliation (unaudited)

At December 31, 2013 and 2012, the beneficial owners’ equity included in the consolidated financial statements totaled $36,123,513 and $42,204,848, respectively. The beneficial owners’ capital for federal income tax purposes at December 31, 2013 and 2012 totaled $47,089,636 and $66,105,527, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional beneficial owners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in finance income, rental income, depreciation and amortization and income from consolidated joint venture between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) attributable to us for financial statement reporting purposes to the net income attributable to us for federal income tax purposes for the years ended December 31, 2013 and 2012:

	2013	2012
Net income (loss) attributable to us per consolidated
financial statements	$8,028,109	$(2,413,858)
Finance income	(5,880,233)	(6,786,973)
Rental income	16,184,616	2,710,532
Depreciation and amortization	(4,054,112)	-
Income from consolidated joint venture	(19,109,471)	10,079,720
Other items	(17,570)	162,801
Net (loss) income attributable to us for federal income tax purposes	$(4,848,661)	$3,752,222

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2013, as well as the financial statements for our Managing Trustee, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

In designing and evaluating our Managing Trustee’s disclosure controls and procedures, our Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Managing Trustee’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework”, issued in 1992.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2013, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Trustee’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Managing Trustee and Corporate Governance

Our Managing Trustee, ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (“ICON”), was formed in 1985. Our Managing Trustee’s principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Managing Trustee provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	41	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Nicholas A. Sinigaglia	44	Managing Director
Blake E. Estes	40	Managing Director and Counsel
Craig A. Jackson	55	Managing Director
Harry Giovani	39	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-Chairman, Co-CEO, Co-President and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-CEO, Co-President and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

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

Blake E. Estes, Managing Director and Counsel, joined ICON in January 2011. Prior to joining ICON, Mr. Estes was Associate General Counsel for JWM Partners, LLC, an SEC-registered manager of hedge funds and managed accounts that employed relative value arbitrage and macro trading strategies, where he was lead counsel for the front office trading and operations group. Previously, Mr. Estes was an attorney with Sidley Austin LLP (2004 to 2006) and Cadwalader, Wickersham & Taft LLP (2000 to 2004) where his practice focused on structured credit products and credit and commodity derivatives.  Mr. Estes received a J.D. from Georgetown University Law Center where he was an Olin Fellow and a B.A. in Economics from the University of Texas at Austin.

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

Code of Ethics

Our Managing Trustee, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Financial and Accounting Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Managing Trustee.  Our Managing Trustee's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates earned the following compensation and reimbursement for costs and expenses for the years ended December 31, 2013 and 2012:

Entity	Capacity	Description	2013	2012
ICON Capital, LLC	Manager	Management fees (1)	$-	$224,216
ICON Capital, LLC	Manager	Administrative expense reimbursements (1)	-	273,489
			$-	$497,705

(1) Amount charged directly to operations.

Our Managing Trustee also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our Manager of $141,666 and $98,486 for the years ended December 31, 2013 and 2012, respectively. Our Manager’s interest in the net income (loss) attributable to us was $80,281 and ($24,139), for the years ended December 31, 2013 and 2012, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Managing Trustee and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of our Interests.

(b)   As of March 24, 2014, no directors or officers of our Managing Trustee own any of our Interests.

(c)      The LLC’s assets and liabilities, including its investments, were transferred to the Liquidating Trust as of December 31, 2013 in order to reduce expenses and to maximize potential distributions to beneficial owners.  On December 31, 2013, all Shares were exchanged for an equal number of Interests in the Liquidating Trust. Neither we nor our Managing Trustee are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us, other than the transfer of the assets and liabilities to the Liquidating Trust as described above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 4 and 5 to our consolidated financial statements for a discussion of our investment in joint ventures and transactions with related parties, respectively.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our Managing Trustee’s directors are independent. Under this definition, the board of directors of our Managing Trustee has determined that our Managing Trustee does not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2013 and 2012, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2013 and 2012:

	2013	2012
Audit fees	$130,000	$315,000
Tax fees	80,764	61,644
	$210,764	$376,644

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   1. Financial Statements

See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits:

3.1    Certificate of Formation of ICON Income Fund Ten, LLC (Incorporated by reference to Exhibit 3.1 to ICON Income Fund Ten, LLC’s Registration Statement on Form S-1 filed with the SEC on February 28, 2003 (File No. 333-103503)).

4.1    Amended and Restated Operating Agreement of Registrant (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to ICON Income Fund Ten, LLC’s Registration Statement on Form S-1 filed with the SEC on June 2, 2003 (File No. 333-103503)).

10.1  Plan of Liquidation and Dissolution by and between ICON Income Fund Ten, LLC and ICON Capital, LLC (Incorporated by reference to Exhibit 10.1 to ICON Income Fund Ten, LLC’s Current Report on Form 8-K filed with the SEC on January 7, 2014).

10.2  Liquidating Trust Agreement by and among ICON Income Fund Ten, LLC, ICON Capital, LLC and NRAI Services, LLC (Incorporated by reference to Exhibit 10.2 to ICON Income Fund Ten, LLC’s Current Report on Form 8-K filed with the SEC on January 7, 2014).

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

ICON Income Fund Ten Liquidating Trust

(Registrant)

By: ICON Capital, LLC

      (Managing Trustee of the Registrant)

March 26, 2014

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

ICON Income Fund Ten Liquidating Trust

(Registrant)

By: ICON Capital, LLC

      (Managing Trustee of the Registrant)

March 26, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities to Section 12 of the Act.

No annual report or proxy material has been sent to beneficial interest holders.