Form 10-Q
period 2014-03-31
ICON INCOME FUND TEN LLC
filed 2014-05-07
CIK 1220606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number:_	000-50654

ICON Income Fund Ten Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	46-7186984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

 o Yes    o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 ☑  Yes   o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

o Yes    ☑  No

Number of outstanding beneficial interests of the registrant on May 5, 2014 is 148,211.

*ICON Income Fund Ten Liquidating Trust is the transferee of the assets and liabilities of ICON Income Fund Ten, LLC and files reports under the Commission file number for ICON Income Fund Ten, LLC.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,912,468	$6,966,884
Current portion of net investment in finance leases	11,587,258	15,180,015
Other current assets	193,139	-
Total current assets	16,692,865	22,146,899
Non-current assets:
Net investment in finance leases, less current portion	13,639,911	14,546,800
Other non-current assets	2,136	2,136
Total non-current assets	13,642,047	14,548,936
Total assets	$30,334,912	$36,695,835

Liabilities and Equity
Current liabilities:
Accrued expenses	$375,987	$211,145
Indemnification liability	382,747	379,806
Total liabilities	758,734	590,951

Commitments and contingencies (Note 6)

Equity:
Beneficial owners’ equity:
Additional beneficial owners	30,561,124	37,061,583
Managing Trustee	(1,003,732)	(938,070)
Total beneficial owners' equity	29,557,392	36,123,513
Noncontrolling interests	18,786	(18,629)
Total equity	29,576,178	36,104,884
Total liabilities and equity	$30,334,912	$36,695,835

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue and other income:
Finance income	$1,109,876	$1,609,281
Income (loss) from investment in joint ventures	1,379	(371,678)
Interest and other (loss) income	(3,011)	20,715
Total revenue and other income	1,108,244	1,258,318
Expenses:
General and administrative	61,097	252,476
Total expenses	61,097	252,476
Net income	1,047,147	1,005,842
Less: net income (loss) attributable to noncontrolling interests	37,415	(266)
Net income attributable to Fund Ten Liquidating Trust	1,009,732	1,006,108

Other comprehensive income:
Change in fair value of derivative financial instruments	-	21,664
Total other comprehensive income	-	21,664
Comprehensive income	1,047,147	1,027,506
Less: comprehensive income (loss) attributable to noncontrolling interests	37,415	(266)
Comprehensive income attributable to Fund Ten Liquidating Trust	$1,009,732	$1,027,772

Net income attributable to Fund Ten Liquidating Trust allocable to:
Additional beneficial owners	$999,635	$996,047
Managing Trustee	10,097	10,061
	$1,009,732	$1,006,108

Weighted average number of additional beneficial owners' Interests outstanding	148,211	148,211

Net income attributable to Fund Ten Liquidating Trust per weighted average additional
beneficial owners' Interest outstanding	$6.74	$6.72

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statement of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Owners' Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	148,211	$37,061,583	$(938,070)	$36,123,513	$(18,629)	$36,104,884
Net income	-	999,635	10,097	1,009,732	37,415	1,047,147
Distributions	-	(7,500,094)	(75,759)	(7,575,853)	-	(7,575,853)
Balance, March 31, 2014 (unaudited)	148,211	$30,561,124	$(1,003,732)	$29,557,392	$18,786	$29,576,178

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,047,147	$1,005,842
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(1,109,876)	(1,609,281)
Loss from investment in joint ventures	-	371,678
Interest and other income	2,941	(22,908)
Changes in operating assets and liabilities:
Collection of finance leases	5,609,522	3,445,200
Other assets, net	(193,139)	64,164
Accrued expenses	164,842	(15,166)
Net cash provided by operating activities	5,521,437	3,239,529
Cash flows from financing activities:
Distributions to beneficial owners	(7,575,853)	(2,525,297)
Net cash used in financing activities	(7,575,853)	(2,525,297)
Net (decrease) increase in cash and cash equivalents	(2,054,416)	714,232
Cash and cash equivalents, beginning of period	6,966,884	1,805,049
Cash and cash equivalents, end of period	$4,912,468	$2,519,281

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

(1)     Organization

ICON Income Fund Ten Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was transferred all of the assets and liabilities of ICON Income Fund Ten, LLC (the “LLC” or “Fund Ten”), a Delaware limited liability company, as of December 31, 2013. When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to (i) the LLC and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries at the conclusion of business on December 31, 2013 and thereafter.

Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the manager of the LLC was ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). At the conclusion of business on December 31, 2013 and thereafter, our Manager became the managing trustee of the Liquidating Trust (the “Managing Trustee”). The terms “Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in these notes to the consolidated financial statements.

We engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. We will continue until December 31, 2023, unless terminated sooner.

Effective April 30, 2010, we completed our operating period. On May 1, 2010, we commenced our liquidation period, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

(2)     Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results for the interim period are not necessarily indicative of the results for the full year.

Credit Quality of Finance Leases and Credit Loss Reserve

Our Managing Trustee weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our finance leases are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Managing Trustee analyzes whether a credit loss reserve should be established or whether the lease should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Finance leases are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Managing Trustee periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Managing Trustee’s judgment, these accounts may be placed in a non-accrual status.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

In accordance with the cost recovery method, payments received on non-accrual finance leases are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual finance leases is not in doubt, interest income is recognized on a cash basis. Finance leases in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Managing Trustee deems it is probable that we will not be able to collect all contractual rental payments on a non-performing finance lease, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the lease, or the collateral value of the asset underlying the lease when lease repayment is collateral dependent. If it is determined that the impaired value of the non-performing lease is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off our net investment in the finance leases in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of our net investment in finance leases.

(3)         Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2014	2013
Minimum rents receivable	$23,478,267	$29,087,789
Estimated residual values	7,300,000	7,300,000
Unearned income	(5,551,098)	(6,660,974)
Net investment in finance leases	25,227,169	29,726,815
Less: current portion of net investment in finance leases	11,587,258	15,180,015
Net investment in finance leases, less current portion	$13,639,911	$14,546,800

(4)        Transactions with Related Parties

We made distributions to our Managing Trustee of $75,759 and $25,253 for the three months ended March 31, 2014 and 2013, respectively. Additionally, our Managing Trustee’s interest in the net income attributable to us was $10,097 and $10,061 for the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, our Managing Trustee waived management fees and administrative expense reimbursements of approximately $281,000 and $58,000, respectively. During the three months ended March 31, 2013, our Manager waived management fees and administrative expense reimbursements of approximately $226,000 and $69,000, respectively.

(5)         Derivative Financial Instruments

We may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

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

            Designated Derivatives

As of March 31, 2013, we had noncontrolling interests in ICON Eagle Corona Holdings, LLC and ICON Eagle Carina Holdings, LLC that had two floating-to-fixed interest rate swaps designated and qualifying as cash flow hedges with an aggregate notional amount of $11,963,783.  These interest rate swaps were scheduled to mature on November 14, 2013. On October 28, 2013, the joint ventures terminated the interest rate swaps by making a total payment of approximately $32,000.

For these derivatives, the joint ventures recorded their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and is recorded as a component of loss from investment in joint ventures. During the three months ended March 31, 2014 and 2013, the joint ventures recorded no hedge ineffectiveness in earnings.

The table below presents the effect of our share of the joint ventures’ derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013:

Period	Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Three Months Ended March 31, 2014	Interest rate swaps	$-	Loss from investment in joint ventures	$-

Three Months Ended March 31, 2013	Interest rate swaps	$(693)	Loss from investment in joint ventures	$(22,357)

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

At March 31, 2014 and December 31, 2013, we had no unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps.

(6)     Commitments and Contingencies

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

Item 2.  Managing Trustee's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Ten Liquidating Trust and its consolidated subsidiaries.

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

The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed our Manager as Managing Trustee of the Liquidating Trust. The Liquidating Trust’s assets include an investment in ICON Containership I, LLC and an investment in ICON Containership II, LLC. These investments, as well as all other assets and liabilities were transferred to the Liquidating Trust on December 31, 2013 in order to reduce expenses and to maximize potential distributions to beneficial owners.  On December 31, 2013, all shares of the LLC’s limited liability company interests were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

 The financial condition and results of operations of the LLC are presented as those of the Liquidating Trust back to the beginning of the earliest period presented.

Recent Significant Transaction

We did not engage in any significant transactions since December 31, 2013.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

Revenue and other income for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended March 31,
	2014	2013	Change
Finance income	$1,109,876	$1,609,281	$(499,405)
Income (loss) from investment in joint ventures	1,379	(371,678)	373,057
Interest and other (loss) income	(3,011)	20,715	(23,726)
Total revenue and other income	$1,108,244	$1,258,318	$(150,074)

Total revenue and other income for the 2014 Quarter decreased $150,074, or 11.9%, as compared to the 2013 Quarter. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with ZIM Israel Navigation Co. Ltd. The increase in income from investment in joint ventures was the result of the joint ventures which owned two vessels recognizing impairment losses in connection with the sale of such vessels in the 2013 Quarter for which there were no corresponding losses in the 2014 Quarter.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended March 31,
	2014	2013	Change
General and administrative	$61,097	$252,476	$(191,379)
Total expenses	$61,097	$252,476	$(191,379)

Total expenses for the 2014 Quarter decreased $191,379, or 75.8%, as compared to the 2013 Quarter. The decrease in general and administrative expenses was primarily due to the continued reduction of expenses as a result of being in our liquidation period and the reimbursement from our former lessee of certain sales taxes accrued in prior quarters.

Net Income Attributable to Fund Ten Liquidating Trust

As a result of the foregoing factors, net income attributable to us for the 2014 Quarter and the 2013 Quarter was $1,009,732 and $1,006,108, respectively. Net income attributable to us per weighted average additional Interest outstanding for the 2014 Quarter and the 2013 Quarter was $6.74 and $6.72, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $6,360,923, from $36,695,835 at December 31, 2013 to $30,334,912 at March 31, 2014.  The decrease was primarily due to distributions made to our beneficial owners.

Current Assets

Current assets decreased $5,454,034, from $22,146,899 at December 31, 2013 to $16,692,865 at March 31, 2014. The decrease was primarily due to the decrease in the current portion of net investment in finance leases resulting from the scheduled change in charter payments pursuant to our bareboat charters on our two vessels and distributions made to our beneficial owners.

Equity

Equity decreased $6,528,706, from $36,104,884 at December 31, 2013 to $29,576,178 at March 31, 2014.   The decrease  was primarily the result of distributions made to our beneficial owners, which was partially offset by net income in the 2014 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $4,912,468 and $6,966,884, respectively.  During our liquidation period, which we commenced on May 1, 2010, our main sources of cash are the collection of income pursuant to our finance leases and proceeds from sales of assets held directly by us or indirectly by our joint ventures and our main use of cash is distributions to our beneficial owners.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

During the liquidation period, cash generated by our investing activities has become a more significant source of liquidity as we sell assets or let them mature in the ordinary course of business. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our beneficial owners, general and administrative expense, management fees and administrative expense reimbursements. We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Cash Flows

Operating Activities

Cash provided by operating activities increased $2,281,908, from $3,239,529 in the 2013 Quarter to $5,521,437 in the 2014 Quarter.  The increase was primarily due to the scheduled increase in bareboat charter receipts and the continued reduction of expenses paid in the 2014 Quarter as a result of being in our liquidation period.

Investing Activities

We did not conduct any investing activities during the 2014 Quarter.

Financing Activities

Cash used in financing activities increased $5,050,556, from $2,525,297 in the 2013 Quarter to $7,575,853 in the 2014 Quarter. The increase was primarily due to an increase in distributions made to our beneficial owners in the 2014 Quarter.

Distributions

We, at our Managing Trustee’s discretion, made monthly distributions to beneficial owners starting with the first month after each additional beneficial owner’s admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of finance and other income from our investments. We made distributions to our Managing Trustee and additional beneficial owners of $75,759 and $7,500,094, respectively, during the 2014 Quarter.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2014, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or redeem any Interests during the three months ended March 31, 2014.

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

4.1      Amended and Restated Operating Agreement of ICON Income Fund Ten, LLC (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to ICON Income Fund Ten, LLC’s Registration Statement on Form S-1 filed with the SEC on June 2, 2003 (File No. 333-103503)).

10.1   Plan of Liquidation and Dissolution by and between ICON Income Fund Ten, LLC and ICON Capital, LLC (Incorporated by reference to Exhibit 10.1 to ICON Income Fund Ten, LLC’s Current Report Form 8-K filed with the SEC on January 7, 2014).

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

May 6, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)