Form 10-Q
period 2014-06-30
ICON INCOME FUND TEN LLC
filed 2014-08-07
CIK 1220606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:_	000-50654

ICON Income Fund Ten Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	46-7186984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

 ☑  Yes    o No

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

o Yes    ☑  No

Number of outstanding beneficial interests of the registrant on August 4, 2014 is 148,211.

*ICON Income Fund Ten Liquidating Trust is the transferee of the assets and liabilities of ICON Income Fund Ten, LLC and files reports under the Commission file number for ICON Income Fund Ten, LLC.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,259,176	$6,966,884
Current portion of net investment in finance leases	7,794,393	15,180,015
Due from Managing Trustee	141,322	-
Total current assets	13,194,891	22,146,899
Non-current assets:
Net investment in finance leases, less current portion	12,677,565	14,546,800
Other non-current assets	2,136	2,136
Total non-current assets	12,679,701	14,548,936
Total assets	$25,874,592	$36,695,835

Liabilities and Equity
Current liabilities:
Accrued expenses	$185,461	$211,145
Indemnification liability	392,042	379,806
Total liabilities	577,503	590,951

Commitments and contingencies (Note 6)

Equity:
Beneficial owners’ equity:
Additional beneficial owners	26,343,424	37,061,583
Managing Trustee	(1,046,335)	(938,070)
Total beneficial owners' equity	25,297,089	36,123,513
Noncontrolling interests	-	(18,629)
Total equity	25,297,089	36,104,884
Total liabilities and equity	$25,874,592	$36,695,835

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue and other income:
Finance income	$916,636	$1,530,175	$2,026,512	$3,139,456
(Loss) income from investment in joint ventures	-	(233,098)	1,379	(604,776)
Interest and other (loss) income	(9,585)	(476)	(12,594)	20,239
Total revenue and other income	907,051	1,296,601	2,015,297	2,554,919
Expenses:
General and administrative	135,633	407,139	196,732	659,615
Total expenses	135,633	407,139	196,732	659,615
Net income	771,418	889,462	1,818,565	1,895,304
Less: net (loss) income attributable to noncontrolling interests	(18,786)	(37,017)	18,629	(37,283)
Net income attributable to Fund Ten Liquidating Trust	790,204	926,479	1,799,936	1,932,587

Other comprehensive income:
Change in fair value of derivative financial instruments	-	17,171	-	38,835
Total other comprehensive income	-	17,171	-	38,835
Comprehensive income	771,418	906,633	1,818,565	1,934,139
Less: comprehensive (loss) income attributable to
noncontrolling interests	(18,786)	(37,017)	18,629	(37,283)
Comprehensive income attributable to Fund Ten Liquidating Trust	$790,204	$943,650	$1,799,936	$1,971,422

Net income attributable to Fund Ten Liquidating Trust allocable to:
Additional beneficial owners	$782,302	$917,214	$1,781,937	$1,913,261
Managing Trustee	7,902	9,265	17,999	19,326
	$790,204	$926,479	$1,799,936	$1,932,587

Weighted average number of additional beneficial owners'
interests outstanding	148,211	148,211	148,211	148,211
Net income attributable to Fund Ten Liquidating Trust per weighted
average additional beneficial owners' interests outstanding	$5.28	$6.19	$12.02	$12.91

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Owners' Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	148,211	$37,061,583	$(938,070)	$36,123,513	$(18,629)	$36,104,884
Net income	-	999,635	10,097	1,009,732	37,415	1,047,147
Distributions	-	(7,500,094)	(75,759)	(7,575,853)	-	(7,575,853)
Balance, March 31, 2014 (unaudited)	148,211	30,561,124	(1,003,732)	29,557,392	18,786	29,576,178
Net income (loss)	-	782,302	7,902	790,204	(18,786)	771,418
Distributions	-	(5,000,002)	(50,505)	(5,050,507)	-	(5,050,507)
Balance, June 30, 2014 (unaudited)	148,211	$26,343,424	$(1,046,335)	$25,297,089	$-	$25,297,089

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,818,565	$1,895,304
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(2,026,512)	(3,139,456)
Loss from investment in joint ventures	-	604,776
Interest and other loss (income)	12,236	(22,469)
Changes in operating assets and liabilities:
Collection of finance leases	11,281,369	6,928,680
Other assets, net	-	88,623
Due from Managing Trustee	(141,322)	-
Accrued expenses	(25,684)	230,971
Net cash provided by operating activities	10,918,652	6,586,429
Cash flows from financing activities:
Distributions to beneficial owners	(12,626,360)	(5,075,846)
Net cash used in financing activities	(12,626,360)	(5,075,846)
Net (decrease) increase in cash and cash equivalents	(1,707,708)	1,510,583
Cash and cash equivalents, beginning of period	6,966,884	1,805,049
Cash and cash equivalents, end of period	$5,259,176	$3,315,632

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

(1)     Organization

ICON Income Fund Ten, LLC (the “LLC” or “Fund Ten”), a Delaware limited liability company, transferred all of its assets and liabilities to ICON Income Fund Ten Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, as of December 31, 2013. When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to (i) the LLC and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries at the conclusion of business on December 31, 2013 and thereafter.

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

(2)     Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results for the interim period are not necessarily indicative of the results for the full year.

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

As our finance leases are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each finance lease as opposed to using portfolio-based metrics.  Finance leases are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a finance lease becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Managing Trustee analyzes whether a credit loss reserve should be established or whether the lease should be restructured.  Material events would be specifically disclosed in the discussion of each finance lease held.

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

June 30, 2014

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

When our Managing Trustee deems it is probable that we will not be able to collect all contractual rental payments on a non-performing finance lease, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the lease, or the collateral value of the asset underlying the lease when lease repayment is collateral dependent. If it is determined that the impaired value of the non-performing lease is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off our net investment in finance leases in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of our net investment in finance leases.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

(3)         Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2014	2013
Minimum rents receivable	$17,806,420	$29,087,789
Estimated unguaranteed residual values	7,300,000	7,300,000
Unearned income	(4,634,462)	(6,660,974)
Net investment in finance leases	20,471,958	29,726,815
Less: current portion of net investment in finance leases	7,794,393	15,180,015
Net investment in finance leases, less current portion	$12,677,565	$14,546,800

(4)        Transactions with Related Parties

We paid distributions to our Managing Trustee of $50,505 and $126,264 for the three and six months ended June 30, 2014, respectively. We paid distributions to our Managing Trustee of $25,505 and $50,758 for the three and six months ended June 30, 2013, respectively. Additionally, our Managing Trustee’s interest in the net income attributable to us was $7,902 and $17,999 for the three and six months ended June 30, 2014, respectively. Our Managing Trustee’s interest in the net income attributable to us was $9,265 and $19,326 for the three and six months ended June 30, 2013, respectively.

Our Managing Trustee has waived the following fees in relation to services provided during the three and six months ended June 30, 2014 and 2013:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2014	2013	2014	2013
ICON Capital, LLC	Managing Trustee	Management fees	$283,592	$227,599	$564,068	$453,284
ICON Capital, LLC	Managing Trustee	Administrative expense
		reimbursements	67,933	61,068	125,764	130,091
			$351,525	$288,667	$689,832	$583,375

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

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

U.S. GAAP and relevant International Swaps and Derivatives Association, Inc. agreements permit a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. We elected to present the fair value of derivative contracts on a gross basis on the consolidated balance sheets.

            Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

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

            Designated Derivatives

As of June 30, 2013, we had noncontrolling interests in two joint ventures, ICON Eagle Corona Holdings, LLC and ICON Eagle Carina Holdings, LLC, that had two floating-to-fixed interest rate swaps designated and qualifying as cash flow hedges with an aggregate notional amount of $9,211,375.  These interest rate swaps were scheduled to mature on November 14, 2013.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

On October 28, 2013, the joint ventures terminated the interest rate swaps by making a total payment of approximately $32,000. As a result, we no longer hold any derivatives.

For these derivatives, the joint ventures recorded their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and was recorded as a component of loss from investment in joint ventures. During the three and six months ended June 30, 2013, the joint ventures recorded no hedge ineffectiveness in earnings.

The table below presents the effect of our share of the joint ventures’ derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three and six months ended June 30, 2013:

Period	Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)

Three Months Ended June 30, 2013	Interest rate swaps	$(875)	Loss from investment in joint ventures	$(18,046)

Six Months Ended June 30, 2013	Interest rate swaps	$(1,568)	Loss from investment in joint ventures	$(40,403)

At June 30, 2014 and December 31, 2013, we had no unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps.

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

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside of our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed our Manager as Managing Trustee of the Liquidating Trust. The Liquidating Trust’s assets include an investment in ICON Containership I, LLC and an investment in ICON Containership II, LLC. These investments, as well as all other assets and liabilities of the LLC were transferred to the Liquidating Trust on December 31, 2013 in order to reduce expenses and to maximize potential distributions to beneficial owners.  On December 31, 2013, all shares of the LLC’s limited liability company interests were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

 The financial condition and results of operations of the LLC are presented as those of the Liquidating Trust back to the beginning of the earliest period presented.

Recent Significant Transactions

We did not engage in any significant transactions since December 31, 2013.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements. We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

Revenue and other income for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change
Finance income	$916,636	$1,530,175	$(613,539)
Loss from investment in joint ventures	-	(233,098)	233,098
Interest and other loss	(9,585)	(476)	(9,109)
Total revenue and other income	$907,051	$1,296,601	$(389,550)

Total revenue and other income for the 2014 Quarter decreased $389,550, or 30.0%, as compared to the 2013 Quarter. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with ZIM Israel Navigation Co. Ltd. (“ZIM”). The decrease was partially offset by losses no longer incurred in the 2014 Quarter from our investment in joint ventures as a result of the termination of their operations following the sale of vessels by ICON Eagle Corona Holdings, LLC and ICON Eagle Carina Holdings, LLC after the 2013 Quarter.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change
General and administrative	$135,633	$407,139	$(271,506)
Total expenses	$135,633	$407,139	$(271,506)

Total expenses for the 2014 Quarter decreased $271,506, or 66.7%, as compared to the 2013 Quarter. The decrease in general and administrative expenses was primarily due to the continued reduction of expenses as a result of being in our liquidation period and sales tax expense recorded in the 2013 Quarter with no corresponding expense in the 2014 Quarter.

Net Income Attributable to Fund Ten Liquidating Trust

As a result of the foregoing factors, net income attributable to us for the 2014 Quarter and the 2013 Quarter was $790,204 and $926,479, respectively. Net income attributable to us per weighted average additional Interest outstanding for the 2014 Quarter and the 2013 Quarter was $5.28 and $6.19, respectively.

Results of Operations for the Six Months Ended June 30, 2014  (the “2014 Period”) and 2013 (the “2013 Period”)

Revenue and other income for the 2014 Period and the 2013 Period is summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change
Finance income	$2,026,512	$3,139,456	$(1,112,944)
Income (loss) from investment in joint ventures	1,379	(604,776)	606,155
Interest and other (loss) income	(12,594)	20,239	(32,833)
Total revenue and other income	$2,015,297	$2,554,919	$(539,622)

Total revenue and other income for the 2014 Period decreased $539,622, or 21.1%, as compared to the 2013 Period.  The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with ZIM. The decrease was partially offset by losses no longer incurred in the 2014 Period from our investment in joint ventures as a result of the termination of their operations following the sale of vessels by ICON Eagle Corona Holdings, LLC and ICON Eagle Carina Holdings, LLC after the 2013 Period.

Expenses for the 2014 Period and the 2013 Period are summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change
General and administrative	$196,732	$659,615	$(462,883)
Total expenses	$196,732	$659,615	$(462,883)

Total expenses for the 2014 Period decreased $462,883, or 70.2%, as compared to the 2013 Period. The decrease in general and administrative expenses was primarily due to the continued reduction of expenses as a result of being in our liquidation period and the reimbursement by our former lessee of certain sales taxes accrued in prior quarters.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests increased by $55,912, from a net loss of $37,283 for the 2013 Period to net income of $18,629 for the 2014 Period. The increase was primarily attributable to accrued sales taxes in the 2013 Period.

Net Income Attributable to Fund Ten Liquidating Trust

As a result of the foregoing factors, net income attributable to us for the 2014 Period and the 2013 Period was $1,799,936 and $1,932,587, respectively. Net income attributable to us per weighted average additional Interest outstanding for the 2014 Period and the 2013 Period was $12.02 and $12.91, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $10,821,243, from $36,695,835 at December 31, 2013 to $25,874,592 at June 30, 2014.  The decrease was primarily due to distributions paid to our beneficial owners.

Current Assets

Current assets decreased $8,952,008, from $22,146,899 at December 31, 2013 to $13,194,891 at June 30, 2014. The decrease was primarily due to distributions paid to our beneficial owners, partially offset by the change in current and long-term portions of net investment in finance leases based on payments due to us for the next twelve months.

Equity

Equity decreased $10,807,795, from $36,104,884 at December 31, 2013 to $25,297,089 at June 30, 2014.   The decrease  was primarily the result of distributions paid to our beneficial owners, partially offset by net income in the 2014 Period.

Liquidity and Capital Resources

Summary

At June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $5,259,176 and $6,966,884, respectively.  During our liquidation period, which we commenced on May 1, 2010, our main sources of cash are the collection of income pursuant to our finance leases and proceeds from sales of assets held directly by us or indirectly by our joint ventures and our main use of cash is distributions to our beneficial owners.

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

Cash Flows

Operating Activities

Cash provided by operating activities increased $4,332,223, from $6,586,429 in the 2013 Period to $10,918,652 in the 2014 Period.  The increase was primarily due to the scheduled increase in bareboat charter receipts and the continued reduction of expenses paid in the 2014 Period as a result of being in our liquidation period.

Investing Activities

We did not conduct any investing activities during the 2014 Period and 2013 Period.

Financing Activities

Cash used in financing activities increased $7,550,514, from $5,075,846 in the 2013 Period to $12,626,360 in the 2014 Period. The increase was due to an increase in distributions paid to our beneficial owners in the 2014 Period.

Distributions

We, at our Managing Trustee’s discretion, paid monthly distributions to beneficial owners starting with the first month after each additional beneficial owner’s admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of finance and other income from our investments. We paid distributions to our Managing Trustee and additional beneficial owners of $126,264 and $12,500,096, respectively, during the 2014 Period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2014, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or redeem any Interests during the three months ended June 30, 2014.

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

August 6, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)