Form 10-Q
period 2014-09-30
ICON INCOME FUND TEN LLC
filed 2014-11-07
CIK 1220606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:_	000-50654

ICON Income Fund Ten Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	46-7186984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *

 ☑  Yes   o No

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

o Yes    ☑  No

Number of outstanding beneficial interests of the registrant on November 4, 2014 is 148,211.

*ICON Income Fund Ten Liquidating Trust is the transferee of the assets and liabilities of ICON Income Fund Ten, LLC and files reports under the Commission file number for ICON Income Fund Ten, LLC.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,070,789	$6,966,884
Current portion of net investment in finance leases	3,544,330	15,180,015
Due from Managing Trustee	69,357	-
Total current assets	9,684,476	22,146,899
Non-current assets:
Net investment in finance leases, less current portion	11,905,052	14,546,800
Other non-current assets	2,136	2,136
Total non-current assets	11,907,188	14,548,936
Total assets	$21,591,664	$36,695,835

Liabilities and Equity
Current liabilities:
Accrued expenses	$195,775	$211,145
Indemnification liability	381,582	379,806
Total liabilities	577,357	590,951

Commitments and contingencies (Note 6)

Equity:
Beneficial owners’ equity:
Additional beneficial owners	22,103,470	37,061,583
Managing Trustee	(1,089,163)	(938,070)
Total beneficial owners' equity	21,014,307	36,123,513
Noncontrolling interests	-	(18,629)
Total equity	21,014,307	36,104,884
Total liabilities and equity	$21,591,664	$36,695,835

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue and other income:
Finance income	$711,600	$1,445,515	$2,738,112	$4,584,971
(Loss) income from investment in joint ventures	-	(150,702)	1,379	(755,478)
Interest and other income (loss)	10,871	(19,902)	(1,723)	337
Total revenue and other income	722,471	1,274,911	2,737,768	3,829,830
Expenses:
Administrative expense reimbursements	71,965	-	71,965	-
General and administrative	135,293	56,203	332,025	715,818
Total expenses	207,258	56,203	403,990	715,818
Net income	515,213	1,218,708	2,333,778	3,114,012
Less: net income (loss) attributable to noncontrolling interests	-	-	18,629	(37,283)
Net income attributable to Fund Ten Liquidating Trust	515,213	1,218,708	2,315,149	3,151,295

Other comprehensive income:
Change in fair value of derivative financial instruments	-	13,218	-	52,053
Total other comprehensive income	-	13,218	-	52,053
Comprehensive income	515,213	1,231,926	2,333,778	3,166,065
Less: comprehensive income (loss) attributable to
noncontrolling interests	-	-	18,629	(37,283)
Comprehensive income attributable to Fund Ten Liquidating Trust	$515,213	$1,231,926	$2,315,149	$3,203,348

Net income attributable to Fund Ten Liquidating Trust allocable to:
Additional beneficial owners	$510,061	$1,206,521	$2,291,998	$3,119,782
Managing Trustee	5,152	12,187	23,151	31,513
	$515,213	$1,218,708	$2,315,149	$3,151,295

Weighted average number of additional beneficial owners'
interests outstanding	148,211	148,211	148,211	148,211
Net income attributable to Fund Ten Liquidating Trust per weighted
average additional beneficial owners' interest outstanding	$3.44	$8.14	$15.46	$21.05

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Owners' Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	148,211	$37,061,583	$(938,070)	$36,123,513	$(18,629)	$36,104,884
Net income	-	999,635	10,097	1,009,732	37,415	1,047,147
Distributions	-	(7,500,094)	(75,759)	(7,575,853)	-	(7,575,853)
Balance, March 31, 2014 (unaudited)	148,211	30,561,124	(1,003,732)	29,557,392	18,786	29,576,178
Net income (loss)	-	782,302	7,902	790,204	(18,786)	771,418
Distributions	-	(5,000,002)	(50,505)	(5,050,507)	-	(5,050,507)
Balance, June 30, 2014 (unaudited)	148,211	26,343,424	(1,046,335)	25,297,089	-	25,297,089
Net income	-	510,061	5,152	515,213	-	515,213
Distributions	-	(4,750,015)	(47,980)	(4,797,995)	-	(4,797,995)
Balance, September 30, 2014
(unaudited)	148,211	$22,103,470	$(1,089,163)	$21,014,307	$-	$21,014,307

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,333,778	$3,114,012
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(2,738,112)	(4,584,971)
Loss from investment in joint ventures	-	755,478
Interest and other loss (income)	1,776	(526)
Changes in operating assets and liabilities:
Collection of finance leases	17,015,545	10,450,439
Other assets, net	-	88,623
Due from Managing Trustee	(69,357)	-
Accrued expenses	(15,370)	190,485
Other current liabilities	-	(13,481)
Net cash provided by operating activities	16,528,260	10,000,059
Cash flows from investing activities:
Distribution from joint venture	-	7,139
Net cash provided by investing activities	-	7,139
Cash flows from financing activities:
Distributions to noncontrolling interests	-	(8,817)
Distributions to beneficial owners	(17,424,355)	(8,358,705)
Net cash used in financing activities	(17,424,355)	(8,367,522)
Net (decrease) increase in cash and cash equivalents	(896,095)	1,639,676
Cash and cash equivalents, beginning of period	6,966,884	1,805,049
Cash and cash equivalents, end of period	$6,070,789	$3,444,725

See accompanying notes to consolidated financial statements.

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

(1)     Organization

ICON Income Fund Ten, LLC (the “LLC” or “Fund Ten”), a Delaware limited liability company, transferred all of its assets and liabilities to ICON Income Fund Ten Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, as of December 31, 2013. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to (i) the LLC and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries at the conclusion of business on December 31, 2013 and thereafter.

Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the manager of the LLC was ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). At the conclusion of business on December 31, 2013 and thereafter, our Manager became the managing trustee of the Liquidating Trust (the “Managing Trustee”). The terms “Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in these notes to consolidated financial statements.

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

As our finance leases are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each finance lease as opposed to using portfolio-based metrics.  Finance leases are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a finance lease becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Managing Trustee analyzes whether a credit loss reserve should be established or whether the finance lease should be restructured.  Material events would be specifically disclosed in the discussion of each finance lease held.

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

September 30, 2014

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

When our Managing Trustee deems it is probable that we will not be able to collect all contractual rental payments on a non-performing finance lease, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the finance lease, or the collateral value of the asset underlying the finance lease when lease repayment is collateral dependent. If it is determined that the impaired value of the non-performing finance lease is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off our net investment in finance leases in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of our net investment in finance leases.

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

(3)         Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2014	2013
Minimum rents receivable	$12,072,244	$29,087,789
Estimated unguaranteed residual values	7,300,000	7,300,000
Unearned income	(3,922,862)	(6,660,974)
Net investment in finance leases	15,449,382	29,726,815
Less: current portion of net investment in finance leases	3,544,330	15,180,015
Net investment in finance leases, less current portion	$11,905,052	$14,546,800

(4)        Transactions with Related Parties

We paid distributions to our Managing Trustee of $47,980 and $174,244 for the three and nine months ended September 30, 2014, respectively. We paid distributions to our Managing Trustee of $32,827 and $83,585 for the three and nine months ended September 30, 2013, respectively. Additionally, our Managing Trustee’s interest in the net income attributable to us was $5,152 and $23,151 for the three and nine months ended September 30, 2014, respectively. Our Managing Trustee’s interest in

ICON Income Fund Ten Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

the net income attributable to us was $12,187 and $31,513 for the three and nine months ended September 30, 2013, respectively.

During the three and nine months ended September 30, 2014, we incurred administrative expense reimbursements of $71,965 to our Managing Trustee. Our Managing Trustee has waived the following fees in relation to services provided during the three and nine months ended September 30, 2014 and 2013:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2014	2013	2014	2013
ICON Capital, LLC	Managing Trustee	Management fees	$286,709	$229,513	$850,777	$682,797
ICON Capital, LLC	Managing Trustee	Administrative expense
		reimbursements	-	56,428	125,764	186,519
			$286,709	$285,941	$976,541	$869,316

At September 30, 2014, we had a net receivable due from our Managing Trustee of $69,357, due to a receivable from our Managing Trustee related to a reimbursable expense, partially offset by a payable due to our Managing Trustee related to administrative expense reimbursements.

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

September 30, 2014

(unaudited)

require collateral or other security in relation to derivative financial instruments. Since it is our policy to enter into derivative contracts only with banks of internationally acknowledged standing, we consider the counterparty risk to be remote.

            Designated Derivatives

As of September 30, 2013, we had noncontrolling interests in two joint ventures, ICON Eagle Corona Holdings, LLC (“ICON Eagle Corona”) and ICON Eagle Carina Holdings, LLC (“ICON Eagle Carina”), that had two floating-to-fixed interest rate swaps designated and qualifying as cash flow hedges with an aggregate notional amount of $6,435,224.  These interest rate swaps were scheduled to mature on November 14, 2013. On October 28, 2013, the joint ventures terminated the interest rate swaps by making a total payment of approximately $32,000. As a result, we no longer hold any derivatives.

For these derivatives, the joint ventures recorded their interest in the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and was recorded as a component of loss from investment in joint ventures. During the three and nine months ended September 30, 2013, the joint ventures recorded no hedge ineffectiveness in earnings.

The table below presents the effect of our share of the joint ventures’ derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2013:

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

At September 30, 2014 and December 31, 2013, we had no unrealized loss recorded to AOCI related to the joint ventures’ interest in the change in fair value of interest rate swaps.

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

The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed our Manager as Managing Trustee of the Liquidating Trust. The Liquidating Trust’s assets include an investment in ICON Containership I, LLC and an investment in ICON Containership II, LLC. These investments, as well as all other assets and liabilities of the LLC, were transferred to the Liquidating Trust on December 31, 2013 in order to reduce expenses and to maximize potential distributions to beneficial owners.  On December 31, 2013, all shares of the LLC’s limited liability company interests were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

Revenue and other income for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change
Finance income	$711,600	$1,445,515	$(733,915)
Loss from investment in joint ventures	-	(150,702)	150,702
Interest and other income (loss)	10,871	(19,902)	30,773
Total revenue and other income	$722,471	$1,274,911	$(552,440)

Total revenue and other income for the 2014 Quarter decreased $552,440, or 43.3%, as compared to the 2013 Quarter. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with ZIM Israel Navigation Co. Ltd. (“ZIM”). The decrease was partially offset by losses no longer incurred in the 2014 Quarter from our investment in joint ventures as a result of the termination of their operations following the sale of vessels by ICON Eagle Corona and ICON Eagle Carina after the 2013 Quarter.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change
Administrative expense reimbursements	$71,965	$-	$71,965
General and administrative	135,293	56,203	79,090
Total expenses	$207,258	$56,203	$151,055

Total expenses for the 2014 Quarter increased $151,055, or 268.8%, as compared to the 2013 Quarter. The increase in general and administrative expenses was primarily due to an increase in professional fees. The increase in administrative expense reimbursements was due to expenses incurred by our Managing Trustee in the 2014 Quarter, with such expenses waived in the 2013 Quarter.

Net Income Attributable to Fund Ten Liquidating Trust

As a result of the foregoing factors, net income attributable to us for the 2014 Quarter and the 2013 Quarter was $515,213 and $1,218,708, respectively. Net income attributable to us per weighted average additional Interest outstanding for the 2014 Quarter and the 2013 Quarter was $3.44 and $8.14, respectively.

Results of Operations for the Nine Months Ended September 30, 2014  (the “2014 Period”) and 2013 (the “2013 Period”)

Revenue and other income for the 2014 Period and the 2013 Period is summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change
Finance income	$2,738,112	$4,584,971	$(1,846,859)
Income (loss) from investment in joint ventures	1,379	(755,478)	756,857
Interest and other (loss) income	(1,723)	337	(2,060)
Total revenue and other income	$2,737,768	$3,829,830	$(1,092,062)

Total revenue and other income for the 2014 Period decreased $1,092,062, or 28.5%, as compared to the 2013 Period.  The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with ZIM. The decrease was partially offset by losses no longer incurred in the 2014 Period from our investment in joint ventures as a result of the termination of their operations following the sale of vessels by ICON Eagle Corona and ICON Eagle Carina after the 2013 Period.

Expenses for the 2014 Period and the 2013 Period are summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change
Administrative expense reimbursements	$71,965	$-	$71,965
General and administrative	332,025	715,818	(383,793)
Total expenses	$403,990	$715,818	$(311,828)

Total expenses for the 2014 Period decreased $311,828, or 43.6%, as compared to the 2013 Period. The decrease in general and administrative expenses was primarily due to the reimbursement by our former lessee of certain sales taxes accrued in prior quarters and the continued reduction of expenses as a result of being in our liquidation period. The decrease was partially offset by an increase in administrative expense reimbursements due to expenses incurred by our Managing Trustee in the 2014 Period, with such expenses waived in the 2013 Period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased by $55,912, from a net loss of $37,283 for the 2013 Period to net income of $18,629 for the 2014 Period. The increase was primarily attributable to accrued sales taxes in the 2013 Period.

Net Income Attributable to Fund Ten Liquidating Trust

As a result of the foregoing factors, net income attributable to us for the 2014 Period and the 2013 Period was $2,315,149 and $3,151,295, respectively. Net income attributable to us per weighted average additional Interest outstanding for the 2014 Period and the 2013 Period was $15.46 and $21.05, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $15,104,171, from $36,695,835 at December 31, 2013 to $21,591,664 at September 30, 2014.  The

decrease was primarily due to distributions paid to our beneficial owners, partially offset by the operating income for the 2014 Period.

Current Assets

Current assets decreased $12,462,423, from $22,146,899 at December 31, 2013 to $9,684,476 at September 30, 2014. The decrease was primarily due to reduced rental payments scheduled over the next twelve months.

Equity

Equity decreased $15,090,577, from $36,104,884 at December 31, 2013 to $21,014,307 at September 30, 2014.   The decrease  was primarily the result of distributions paid to our beneficial owners, partially offset by net income in the 2014 Period.

Liquidity and Capital Resources

Summary

At September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $6,070,789 and $6,966,884, respectively.  During our liquidation period, which we commenced on May 1, 2010, our main sources of cash are the collection of income pursuant to our finance leases and proceeds from sales of assets held directly by us or indirectly by our joint ventures and our main use of cash is distributions to our beneficial owners.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

During the liquidation period, cash generated by our investing activities has become a more significant source of liquidity as we sell assets or let them mature in the ordinary course of business. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our beneficial owners, general and administrative expenses, management fees and administrative expense reimbursements. We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Cash Flows

Operating Activities

Cash provided by operating activities increased $6,528,201, from $10,000,059 in the 2013 Period to $16,528,260 in the 2014 Period.  The increase was primarily due to the scheduled increase in bareboat charter receipts and the continued reduction of expenses paid in the 2014 Period as a result of being in our liquidation period.

Investing Activities

Cash provided by investing activities decreased $7,139, from $7,139 in the 2013 Period to $0 in the 2014 Period as a result of a final distribution from a joint venture investment in the 2013 Period.

Financing Activities

Cash used in financing activities increased $9,056,833, from $8,367,522 in the 2013 Period to $17,424,355 in the 2014 Period. The increase was primarily due to an increase in distributions paid to our beneficial owners in the 2014 Period.

Distributions

We, at our Managing Trustee’s discretion, paid monthly distributions to beneficial owners starting with the first month after each additional beneficial owner’s admission following the commencement of our operations through the end of our operating period, which was on April 30, 2010. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of finance and other income from our investments. We paid distributions to our Managing Trustee and additional beneficial owners of $174,244 and $17,250,111, respectively, during the 2014 Period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2014, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or redeem any Interests during the three months ended September 30, 2014.

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

November 6, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Principal Financial and Accounting Officer